Form 10-K
period 2014-06-30
NORTHEAST BANCORP /ME/
filed 2014-09-29
CIK 811831

Use these links to rapidly review the document

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates, computed by reference to the last reported sales price of the registrant's voting common stock on the NASDAQ Global Market on December 31, 2013 was approximately $71,227,626.

          As of September 19, 2014, the registrant had outstanding 9,349,071 shares of voting common stock, $1.00 par value per share, and 880,963 shares of non-voting common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's proxy statement for the 2014 Annual Meeting of Shareholders to be held on November 20, 2014 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The registrant intends to file such proxy statement with the Securities and Exchange Commission no later than 120 days after the end of its fiscal year ended June 30, 2014.

A Note About Forward-Looking Statements

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

        Such forward-looking statements reflect our current views and expectations based largely on information currently available to our management, and on our current expectations, assumptions, plans, estimates, judgments, and projections about our business and our industry, and they involve inherent risks and uncertainties. Although the Company believes that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, the Company cannot give you any assurance that our expectations will in fact occur or that our estimates or assumptions will be correct. The Company cautions you that actual results could differ materially from those expressed or implied by such forward-looking statements as a result of, among other factors, the factors referenced in this report under Item 1A. "Risk Factors"; changes in interest rates; competitive pressures from other financial institutions; the effects of a continuing deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers' ability to service and repay our loans; changes in loan defaults and charge-off rates; changes in the value of securities and other assets, adequacy of loan loss reserves, or deposit levels necessitating increased borrowing to fund loans and investments; increasing government regulation, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act; the risk that we may not be successful in the implementation of our business strategy; the risk that intangibles recorded in the Company's financial statements will become impaired; and changes in assumptions used in making such forward-looking statements. These forward-looking statements speak only as of the date of this report and the Company does not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

PART I

Item 1.    Business

Overview

        Northeast Bancorp ("we," "our," "us," "Northeast" or the "Company"), incorporated under Maine law in 1987, is a bank holding company, registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended. The Company's primary subsidiary and principal asset is its wholly-owned banking subsidiary, Northeast Bank (the "Bank" or "Northeast Bank"), a Maine state-chartered bank originally organized in 1872.

        On December 29, 2010, the merger of the Company and FHB Formation LLC, a Delaware limited liability company ("FHB"), was consummated. As a result of the merger, the surviving company received a capital contribution of $16.2 million (in addition to the approximately $13.1 million in cash consideration paid to former shareholders), and the former members of FHB collectively acquired approximately 60% of the Company's outstanding common stock. The Company applied the acquisition method of accounting, as described in Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805") to the merger, which represents an acquisition by FHB of Northeast, with Northeast as the surviving company.

        In connection with the transaction, as part of the regulatory approval process, the Company and the Bank made certain commitments to the Federal Reserve, the most significant of which are (i) to maintain a Tier 1 leverage ratio of at least 10%, (ii) to maintain a total risk-based capital ratio of at least 15%, (iii) to limit purchased loans to 40% of total loans, (iv) to fund 100% of the Company's loans with core deposits (defined as non-maturity deposits and non-brokered insured time deposits), and (v) to hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total risk-based capital. On June 28, 2013, the Federal Reserve approved the amendment of the commitment to hold commercial real estate loans to within 300% of total risk-based capital to exclude owner-occupied commercial real estate loans. All other commitments made to the Federal Reserve in connection with the merger remain unchanged. The Company and the Bank are currently in compliance with all commitments to the Federal Reserve.

        As of June 30, 2014, the Company, on a consolidated basis, had total assets of $761.9 million, total deposits of $574.3 million, and shareholders' equity of $112.1 million. The Company gathers retail deposits through the Community Banking Division's 10 banking offices in Maine and through its online deposit program, ableBanking; originates loans through its Community Banking Division; and purchases and originates commercial loans on a nationwide basis through the Loan Acquisition and Servicing Group ("LASG").

        Unless the context otherwise requires, references herein to the Company include the Company and its subsidiary on a consolidated basis.

Strategy

        The Company's goal is to prudently grow its franchise, while maintaining sound operations and risk management, by implementing the following strategies:

        Measured growth of our national commercial loan portfolio.    The Company purchases performing commercial real estate loans, on a nationwide basis, typically at a discount from their outstanding principal balances, producing yields higher than those normally achieved on our originated loan portfolio. These loans are purchased from a variety of sources, including banks, insurance companies, investment funds and government agencies, either directly or indirectly through a broker. To a lesser extent, we have also originated commercial real estate and commercial business loans on a nationwide basis. We expect national originations to become an area of increasing focus for the Company, and in particular the origination of loans guaranteed by the Small Business Administration ("SBA"). As of June 30, 2014, the Company serviced SBA loans with an unpaid principal balance of $54.3 million, of which $37.8 million was held by third parties.

        Focus on core deposits.    The Company offers a full line of deposit products to customers in the Community Banking Division's market area through its ten-branch network. In addition, in June 2012, we launched our online deposit program, ableBanking, a division of Northeast Bank, to provide an additional channel through which to raise core deposits to fund the Company's asset strategy.

        Continuing our community banking tradition.    The Community Banking Division retains a high degree of local autonomy and operational flexibility to better serve its customers. The Community Banking Division's focus on sales and service allows us to attract and retain core deposits in support of balance sheet growth, and to continue to generate new commercial and residential mortgage loans.

Market Area and Competition

        Northeast Bancorp is the holding company for Northeast Bank, a full-service bank headquartered in Lewiston, Maine. We offer traditional banking services through the Community Banking Division, which operates ten full-service branches that serve customers located in western and central Maine. From our Maine and Boston locations, we also lend throughout the New England area. The LASG purchases and originates commercial loans on a nationwide basis for the Bank's portfolio. AbleBanking, a division of Northeast Bank, offers savings products to consumers online.

        The Community Banking Division's market area covers the six New England states, with the majority of its activities centered in the western and central regions of the State of Maine. We encounter significant competition in the Community Banking Division market area in making loans, attracting deposits, and selling other customer products and services. Our competitors include savings banks, commercial banks, credit unions, mutual funds, insurance companies, brokerage and investment banking companies, finance companies, and other financial intermediaries. Many of our primary competitors there have substantially greater resources, larger established customer bases, higher lending limits, extensive branch networks, numerous ATMs and greater advertising and marketing budgets. They may also offer services that we do not currently provide.

        The LASG has a nationwide scope in its loan purchasing, origination, and servicing activities. It competes with regional banks, national private equity funds, and community banks in its bid to acquire performing commercial loans. ableBanking also has nationwide scope in its deposit gathering activities and competes with banks and credit unions, as well as other, larger, online direct banks having a national reach.

Lending Activities

  General

        We conduct our loan-related activities through two primary channels: the Community Banking Division and the LASG. The Community Banking Division originates loans directly to consumers and businesses located in its market area. The LASG purchases primarily performing commercial real estate loans, on a nationwide basis, typically at a discount from their outstanding principal balances, producing yields higher than those normally achieved on the Company's originated loan portfolio. The LASG also originates commercial real estate and commercial business loans on a nationwide basis. At June 30, 2014, of our total loan portfolio of $516.4 million, $235.4 million, or 45.6%, was originated by the Community Banking Division and $281.0 million, or 54.4%, was purchased or originated by the LASG. Pursuant to commitments made to the Federal Reserve in connection with the merger, the Company is required to limit purchased loans to 40% of total loans. At June 30, 2014, the Company's ratio of purchased loans to total loans, including loans held for sale, was 38.5%.

        The following table sets forth certain information concerning our portfolio loan purchases and originations for the periods indicated:

	Year Ended June 30,
	2014	2013
	(Dollars in thousands)
Loans, including loans held for sale, beginning of year	$443,970	$366,136
Additions:
Nationwide Loan Purchases and Originations:
Originations	66,225	37,208
Purchases	79,823	121,336

Subtotal	146,048	158,544
In-Market Loan Originations:
Residential mortgage	45,525	15,793
Home equity	1,498	2,371
Commercial real estate	1,854	3,999
Commercial business	1,256	1,539
Consumer	244	553
Residential mortgages held for sale	91,366	141,870

Subtotal	141,743	166,125

Total originations and purchases	287,791	324,669

Reductions:
Sales of residential loans held for sale	(88,015)	(138,861)
Sales of portfolio loans	(8,779)	(7,076)
Charge-offs	(405)	(855)
Pay-downs and amortization, net	(106,201)	(100,043)

Total reductions	(203,400)	(246,835)

Loans, including loans held for sale, end of year	$528,361	$443,970

Annual percentage increase in loans	19.01%	21.26%

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

  In-Market Loan Originations

        Originated Loan Portfolio.    Our in-market originated loan portfolio consists primarily of loans to consumers and businesses in the Community Banking Division's market area.

  •
  Residential Mortgage Loans.  We originate residential mortgage loans secured by one- to four-family properties throughout Maine, and southern New Hampshire. Such loans may be originated for sale in the secondary market or to be held on the Bank's balance sheet. We also offer home equity loans and home equity lines of credit, which are secured by first or second mortgages on one- to four-family owner-occupied properties and which are held on our balance sheet. At June 30, 2014, portfolio residential loans totaled $144.6 million, or 28.0% of total loans. Of the residential loans we held for investment at June 30, 2014, approximately 47.1%

    were adjustable rate. Included in residential loans are home equity lines of credit and other second mortgage loans aggregating approximately $30.0 million.

  •
  Commercial Real Estate Loans.  We originate multi-family and other commercial real estate loans secured by property located primarily in the Community Banking Division's market area. At June 30, 2014, commercial real estate loans outstanding were $70.7 million, or 13.7% of total loans. Although the largest commercial real estate loan originated by the Community Banking Division had a principal balance of $2.1 million at June 30, 2014, the majority of the commercial real estate loans originated by the Community Banking Division had principal balances less than $500 thousand.

  •
  Commercial Business Loans.  We originate commercial business loans, including term loans, lines of credit and equipment and receivables financing to businesses located primarily in the Community Banking Division's market area. At June 30, 2013, commercial business loans outstanding were $10.1 million, or 2.0% of total loans. At June 30, 2014, there were 140 commercial business loans outstanding with an average principal balance of $73 thousand. The largest of these commercial business loans had a principal balance of $1.0 million at June 30, 2014.

  •
  Consumer Loans.  We originate, on a direct basis, automobile, boat and recreational vehicle loans. At June 30, 2014, consumer loans outstanding were $9.9 million, or 1.9% of total loans.

  •
  Construction Loans.  From time to time, we originate residential construction loans to finance the construction of single-family, owner-occupied homes. At June 30, 2014, construction loans outstanding were $31 thousand.

        Underwriting of Originated Loans.    Most residential loans, including those held for investment, are originated in accordance with the standards of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the Federal Housing Authority, or other third party correspondent lenders. Our underwriting and approval process for all other loans originated by the Community Banking Division is as follows:

  •
  Most of our in-market originated loans are sourced through relationships between loan officers and their third party referral sources or current or previous customers.

  •
  After a loan officer has taken basic information from the borrower, the request is submitted to the Community Banking Division's loan production department. The loan production department obtains comprehensive information from the borrower and third parties, and conducts verification and analysis of the borrower information, which is assembled into a single underwriting package that is submitted for final approval.

  •
  Loans of $500 thousand or more (determined on a relationship basis) require approval from the Community Banking Division Credit Committee, which is comprised of senior managers of the Bank. Loans of less than $500 thousand (determined on a relationship basis) require approval from two underwriters with appropriate lending authority.

  Nationwide Loan Purchases and Originations

        General.    The LASG purchases and originates commercial loans secured by income-producing collateral, and on a nationwide basis. Although the Bank's legal lending limit was $20.6 million at June 30, 2014, our credit policy currently requires prior Board approval for the purchase or origination of a loan with an initial investment greater than 10% of the Company's tier one capital, determined on a relationship basis. We focus primarily on loans with balances between $1.0 million and $5.0 million. Purchased loans are sourced on a nationwide basis from banks, insurance companies, investment funds and government agencies, either directly or indirectly through advisors. We seek to build a loan portfolio that is diverse with respect to geography, loan type and collateral type. Of the loans originated or purchased by the LASG that were outstanding as of June 30, 2014, $245.4 million, or 87.3%, consisted of commercial real estate loans. The following table summarizes the LASG loan portfolio as of June 30, 2014.

	Purchased	Originated	Total
	(Dollars in thousands)
Non-owner occupied commercial real estate	$133,582	$33,969	$167,551
Owner occupied commercial real estate	65,899	11,907	77,806
Commercial business	282	31,373	31,655
1 - 4 family residential	3,687	312	3,999

Total	$203,450	$77,561	$281,011

        Since the inception of the LASG through June 30, 2014, we have purchased loans for an aggregate investment of $303.6 million, of which $79.8 million was purchased during fiscal 2014. We have also originated loans totaling $104.8 million, of which $62.2 million was originated in fiscal 2014. As of June 30, 2014, the unpaid principal balance of loans purchased or originated by the LASG ranged from $1 thousand to $12.0 million, with an average of $843 thousand, and were secured principally by retail, industrial, mixed use, multi-family and office properties in 36 states.

        The following table shows the LASG loan portfolio stratified by book value as of June 30, 2014.

Range	Amount	Percent of Total
	(Dollars in thousands)
$0 - $500	$42,559	15.15%
$500 - $1,000	42,546	15.14%
$1,000 - $2,000	58,064	20.66%
$2,000 - $3,000	25,040	8.91%
$3,000 - $4,000	35,654	12.69%
Greater than $4,000	77,148	27.45%

	$281,011	100.00%

        The following tables show the LASG loan portfolio by location and type of collateral as of June 30, 2014.

Collateral Type	Amount	Percent of Total	State	Amount	Percent of Total
	(Dollars in thousands)			(Dollars in thousands)
Multifamily	$51,739	18.41%	CA	$56,383	20.06%
Office	39,020	13.89%	NY	43,407	15.45%
Hospitality	38,887	13.84%	NJ	21,566	7.67%
Retail	40,968	14.58%	OH	16,574	5.90%
Industrial	44,973	16.00%	FL	12,076	4.30%
Mixed use	20,990	7.47%	GA	10,907	3.88%
Securities	18,789	6.69%	IL	9,210	3.28%
Other real estate	13,170	4.69%	TX	8,184	2.91%
All other	12,475	4.43%	All other	102,704	36.55%

	$281,011	100.00%		$281,011	100.00%

        Loan Purchase Strategies.    The LASG's loan purchasing strategy involves the acquisition of commercial loans, typically secured by real estate or other business assets located throughout the

United States. The LASG includes a team of credit analysts, real estate analysts, servicing specialists and legal counsel with extensive experience in the loan acquisition business.

        We acquire performing commercial loans typically at a discount to their unpaid principal balances. While we acquire loans on a nationwide basis, we seek to avoid significant concentration in any geographic region or in any one collateral type. We do not seek acquisition opportunities for which the primary collateral is land, construction, or one- to four-family residential property, although in a very limited number of cases, loans secured by such collateral may be included in a pool of otherwise desirable loans.

        We focus on servicing released, whole loan or lead participation transactions so that we can control the management of our portfolio through our experienced asset management professionals. Purchased loans can be acquired as a single relationship or combined with other borrowers in a larger pool. We generally avoid small average balance transactions (i.e. less than $250 thousand) due to the relatively higher operational and opportunity costs of managing and underwriting these assets. Loans are bid to a minimal acceptable yield to maturity based on the overall risk of the loan, including expected repayment terms and the underlying collateral value. Updated loan-to-value ratios and loan terms both influence the amount of discount the Bank requires in determining whether a loan meets the Bank's guidelines. We often achieve actual results in excess of our minimal acceptable yield to maturity when a loan is prepaid.

        At June 30, 2014, purchased loans had an unpaid principal balance of $242.6 million and a book value of $203.5 million, representing discount across the portfolio of 16.2%.

        The following table shows the purchased loan portfolio as of June 30, 2014 by original purchase price percentage.

Initial Investment as a % of Unpaid Principal Balance	Amount	Percent of Total
	(Dollars in thousands)
0% - 60%	$5,874	2.89%
60% - 70%	6,150	3.02%
70% - 80%	40,656	19.98%
80% - 90%	65,491	32.19%
90% - 100%	85,279	41.92%

	$203,450	100.00%

        Secondary Market for Commercial Loans.    Commercial whole loans are typically sold either directly by sellers or through loan sale advisors. Because a central database for commercial whole loans does not exist, we attempt to compile our own statistics by both polling major loan sale advisors to obtain their aggregate trading volume and tracking the deal flow that we see directly via a proprietary database. This data reflects only a portion of the total market, as commercial whole loans that are sold in private direct sales or through other loan sale advisors are not included in our surveys. In recent years, the ratio of performing loans to total loans in the market has increased, in part, because, we believe, sellers have worked through their most troubled, non-performing loans or are looking to minimize the discount they would receive in a secondary transaction. While the recent economic crisis has led to a high level of trading volume, we also expect the market to remain active in times of economic prosperity, as sellers tend to have additional reserve capacity to sell their unwanted assets. Furthermore, we believe that the continued consolidation of the banking industry will create secondary market activity as acquirers often sell non-strategic borrowing relationships or assets that create excess loan concentrations.

        Underwriting of Purchased Loans.    We review many loan purchase opportunities and commence underwriting on a relatively small percentage of them. During fiscal 2014, we reviewed approximately 177 transactions representing loans with $1.3 billion in unpaid principal balance. Of those transactions that we reviewed, we placed bids in 44 transactions representing loans with $252 million in unpaid principal balance. Ultimately, we closed 29 transactions in which we acquired $91.3 million in unpaid principal balance for an aggregate purchase price of $79.8 million, or 87.4% of the unpaid principal balance.

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

  •
  A detailed underwriting package containing the results of all this analysis and information is assembled and reviewed by a separate credit analyst on our team before being submitted for approval by the LASG Credit Committee.

        Collateral Valuation.    The estimated value of the real property collateralizing the loan is determined by the LASG's in-house real estate group, which considers, among other factors, the type of property, its condition, location and its highest and best use in its marketplace. An inspection is conducted for the real property securing all loans bid upon, and for all loans that represent an investment in excess of $1.0 million, members of the LASG typically conduct an in-person site inspection.

        We generally view cash flow from operations as the primary source of repayment on purchased loans. The LASG analyzes the current and likely future cash flows generated by the collateral to repay the loan. Also considered are minimum debt service coverage ratios, consisting of the ratio of net operating income to total principal and interest payments. For example, our credit policy provides that the debt service coverage ratio for a purchased commercial real estate loan generally should not be less than 120 percent of the monthly principal and interest payments resulting from a re-amortization of the Bank's basis, at a market interest rate.

        Loan Pricing.    In determining the amount that we are willing to bid to acquire individual loans or loan pools, the LASG considers the following:

  •
  the collateral securing the loan;

  •
  the geographic location;

  •
  the financial resources of the borrower or guarantors, if any;

  •
  the recourse nature of the loan;

  •
  the age and performance of the loan;

  •
  the length of time during which the loan has performed in accordance with its repayment term;

  •
  the yield expected to be earned; and

  •
  servicing restrictions, if any.

        In addition to the factors listed above and despite the fact that purchased loans are typically performing loans, the LASG also estimates the amount that we may realize through collection efforts or foreclosure and sale of the collateral, net of expenses, and the length of time and costs required to complete the collection or foreclosure process in the event a loan becomes non-performing or is non-performing at the time of purchase.

        Approvals.    All loan purchases must be approved by the LASG Credit Committee. This committee is comprised of members of the executive management team and senior management from the LASG. Our credit policy currently requires prior Board approval for the purchase of a loan with an initial investment greater than 10% of the Company's tier one capital, determined on a relationship basis.

        Competition for Purchased of Loans.    The LASG competes primarily with community banks, regional banks and private equity funds operating nationwide. We believe that we often have a competitive advantage in bidding against private equity funds on performing loans because those funds generally have higher funding costs and, therefore, higher expectations for return on investment than we do. Furthermore, private equity funds typically do not compete for small balance commercial loans and typically pursue larger, bulk transactions.

        We believe that we have a competitive advantage in bidding against other banks that purchase commercial loans in the secondary market because we have a specialized group with experience in purchasing commercial real estate loans. Most banks we compete against are community banks looking to acquire loans in their market; these banks usually have specific criteria for their acquisition activities and do not pursue pools with collateral or geographic diversity. We believe that there are a limited number of banks pursuing a similar, nationwide commercial loan acquisition strategy.

        Loan Originations.    In addition to purchasing loans, the LASG also originates commercial loans on a nationwide basis. Capitalizing on our purchased loan infrastructure, LASG is in a position to review and act quickly on a variety of lending opportunities. Risk management, approvals, underwriting and other due diligence for these loans is similar to that for purchased loans, with the exception of the appraisal and documentation process, which mirrors more traditional lenders in employing local attorneys and real estate appraisers to assist in the process. We believe that the LASG has an advantage in originating commercial loans because of its ability to utilize in-house staff to quickly and accurately screen loan opportunities and accelerate the underwriting process.

        Loan Servicing.    We conduct all loan servicing for purchased and originated loans with an in-house team of experienced asset managers who actively manage the loan portfolio. Asset managers initiate and maintain regular borrower contact, and ensure that the loan credit analysis is accurate. Collateral valuations, property inspections, and other collateral characteristics are updated periodically as a result of our ongoing in-house real estate analysis. All asset management activity and analysis is contained within a central database.

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

Sources of Funds

        Deposits have traditionally been the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank obtains funds from the amortization and prepayment of loans and mortgage-backed securities, the sale, call or maturity of investment securities, advances from the Federal Home Loan Bank of Boston (the "FHLB"), other term borrowings and cash flows generated by operations.

  Deposits

        We offer a full line of deposit products to customers in western and south-central Maine through our ten-branch network. Our deposit products consist of demand deposit, NOW, money market, savings and certificate of deposit accounts. Our customers access their funds through ATMs, Mastercard® Debit Cards, Automated Clearing House funds (electronic transfers) and checks. We also offer telephone banking, online banking and bill payment, mobile banking and remote deposit capture services. Interest rates on our deposits are based upon factors that include prevailing loan demand, deposit maturities, alternative costs of funds, interest rates offered by competing financial institutions and other financial service firms, and general economic conditions. At June 30, 2014, we had core deposits of $572.0 million, representing 99.6% of total deposits. We define core deposits as non-maturity deposits and non-brokered insured time deposits.

        Our online deposit program, ableBanking, provides an additional channel through which to obtain core deposits to support our growth. ableBanking, which was launched in late fiscal 2012 as a division of Northeast Bank, had $63.2 million in money market and time deposits as of June 30, 2014. We also use deposit listing services to gather deposits from time to time, in support of our liquidity and asset/liability management objectives. At June 30, 2014, listing service deposits totaled $148.9 million, bearing a weighted average term of 3.57 years.

  Borrowings

        While we currently consider core deposits (defined as non-maturity deposits and non-brokered insured time deposits) as our primary source of funding to support asset growth, advances from the FHLB and other sources of wholesale funding remain an important part of our liquidity contingency planning. Northeast Bank may borrow up to 50.0% of its total assets from the FHLB, and borrowings are typically collateralized by mortgage loans and securities pledged to the FHLB. At June 30, 2014, we had $25.4 million of borrowing capacity available immediately, an additional $62.6 million available based on collateral pledged but subject to the purchase of additional FHLB stock, and lastly an additional $213.8 million of availability, subject to both the purchase of additional FHLB stock and the availability of additional collateral. Northeast Bank can also borrow from the Federal Reserve Bank of Boston, with any such borrowing collateralized by consumer loans pledged to the Federal Reserve.

        For the foreseeable future, we expect to rely less on borrowings than other banks of similar size, because of our regulatory commitment to fund 100% of our loans with core deposits, although the availability of FHLB and Federal Reserve Bank of Boston advances and other sources of wholesale funding remain an important part of our liquidity contingency planning.

Recent Technology and Operational Enhancements

        Over the past few years, we have made investments in technology and customer service to develop the infrastructure to support the LASG, ableBanking, and the Community Banking Division. In fiscal 2014, we successfully converted the Bank's core banking system from an "in-house" platform to a service-bureau solution offering enhanced features and capabilities. We expect that future investments in technology, customer service and operational support functions will generally be proportionate to our growth.

Employees

        As of June 30, 2014, the Company employed 178 full-time and 17 part-time employees. The Company's employees are not represented by any collective bargaining unit. The Company believes that its relations with its employees are good.

Other Subsidiaries

        At June 30, 2014, the Bank had four wholly-owned non-bank subsidiaries:

  •
  Northeast Bank Insurance Group, Inc. ("NBIG"). The insurance agency assets of NBIG were sold on September 1, 2011. The entity currently holds the real estate formerly used in its insurance agency business.

  •
  200 Elm Realty, LLC, which was established to hold commercial real estate acquired as a result of loan workouts.

  •
  500 Pine Realty, LLC, which was established to hold residential real estate acquired as a result of loan workouts.

  •
  17 Dogwood Realty, LLC, which was established to hold commercial real estate acquired as a result of loan workouts.

        The Company's wholly-owned subsidiary, ASI Data Services, Inc. (ASI), is an inactive corporate subsidiary. ASI initially provided data processing services to the Company and its subsidiaries. The Company's board transferred the assets and operations of ASI to the Bank in 1996.

Supervision and Regulation

  General

        As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), the Company is subject to regulation and supervision by the Federal Reserve. As an FDIC-insured Maine-chartered bank, the Bank is subject to regulation and supervision by the Maine Bureau of Financial Institutions (the "Bureau") and the FDIC. This regulatory framework is intended to protect depositors, the federal deposit insurance fund, consumers and the banking system as a whole, and not necessarily investors in the Company. The following discussion is qualified in its entirety by reference to the full text of the statutes, regulations, policies and guidelines described below.

  Financial Regulatory Reform Legislation

        The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), enacted on July 21, 2010, comprehensively reformed the regulation of financial institutions, products and services. Among other things, the Dodd-Frank Act:

  •
  grants the Federal Reserve increased supervisory authority and codifies the source of strength doctrine, as discussed in more detail in "—Source of Strength" below;

  •
  provides for new capital standards applicable to the Company, as discussed in more detail in "—Capital Adequacy and Safety and Soundness—Regulatory Capital Requirements" below;

  •
  modifies deposit insurance coverage, as discussed in "—Capital Adequacy and Safety and Soundness—Deposit Insurance" below;

  •
  bars banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances, as discussed in "—Bank Holding Company Regulation" below;

  •
  established new corporate governance and proxy disclosure requirements, as discussed in "—Corporate Governance and Executive Compensation" below;

  •
  established the Bureau of Consumer Financial Protection (the "CFPB"), as discussed in "—Consumer Protection Regulation" below;

  •
  established new minimum mortgage underwriting standards for residential mortgages, as discussed in "—Mortgage Reform" below;

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

  Bank Holding Company Regulation

        Unless a bank holding company becomes a financial holding company under the Gramm-Leach-Bliley Act ("GLBA") as discussed below, the BHCA prohibits (with the exceptions noted below in this paragraph) a bank holding company from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or a bank holding company. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before it may acquire substantially all of the assets of any bank, or ownership or control of any voting shares of a bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting stock of such bank. In addition, the BHCA prohibits a bank holding company from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks. However, a bank holding company may engage in, and may own shares of companies engaged in certain activities, that the Federal Reserve determines to be so closely related to banking or managing and controlling banks so as to be incident thereto. In making such determinations, the Federal Reserve is required to weigh the expected benefit to the public, including such factors as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests or unsafe or unsound banking practices.

        Under GLBA, bank holding companies are permitted to offer their customers virtually any type of service that is financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency), and merchant banking. Under the Dodd-Frank Act, however, a bank holding company and its affiliates are prohibited from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, expect as permitted under certain limited circumstances. In order to engage in financial activities under GLBA, a bank holding company must qualify and register with the Federal Reserve as a "financial holding company" by demonstrating that each of its bank subsidiaries is "well capitalized", "well managed," and has at least a "satisfactory" rating under the Community Reinvestment Act of 1977 ("CRA"). Although the Company believes that it meets the qualifications to become a financial holding company under GLBA, it has not elected "financial holding company" status, but rather to retain its pre-GLBA bank holding company regulatory status for the present time.

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

        The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. Maine law requires the approval of the Bureau for any dividend that would reduce a bank's capital below prescribed limits.

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

  Certain Transactions by Bank Holding Companies with their Affiliates

        There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in "covered transactions" with their insured depository institution subsidiaries. The Dodd-Frank Act amended the definition of affiliate to include an investment fund for which the depository institution or one of its affiliates is an investment adviser. An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction exceeds the following limits: (a) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (b) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, "covered transactions" are defined by statute to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the Federal Reserve, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliated that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Covered transactions are also subject to certain collateral security requirements. Covered transactions as well as other types of transactions between a bank and a bank holding company must be on market terms and not otherwise unduly favorable to the holding company or an affiliate of the holding company. Moreover, Section 106 of the BHCA provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

  Regulation of the Bank

        As a Maine-chartered bank, the Bank is subject to the supervision of and regulation by the Bureau and the FDIC, as the Bank's insurer of deposits. This supervision and regulation is for the protection of depositors, the FDIC's Deposit Insurance Fund ("DIF"), and consumers, and is not for the protection of the Company's shareholders. The prior approval of the Bureau and the FDIC is required, among other things, for the Bank to establish or relocate an additional branch office, assume deposits, or engage in any merger, consolidation, purchase or sale of all or substantially all of the assets of any bank. Under the Dodd-Frank Act, the Federal Reserve may directly examine the subsidiaries of the Company, including the Bank.

  Capital Adequacy and Safety and Soundness

        Regulatory Capital Requirements.    The Federal Reserve has issued risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, the Federal Reserve may from time to time require that a banking organization maintain capital above the minimum levels, due to the banking organization's financial condition or actual or anticipated growth.

        Current Federal Reserve risk-based guidelines define a three-tier capital framework. Tier 1 capital for bank holding companies generally consists of the sum of common shareholders' equity, perpetual preferred stock and trust preferred securities (both subject to certain limitations and, in the case of the latter, to specific limitations on the kind and amount of such securities which may be included as Tier 1 capital and certain additional restrictions described below), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and other non-qualifying intangible assets. Pursuant to the Dodd-Frank Act, trust preferred securities issued after May 19, 2010, will not count as Tier 1 capital; however, under the Dodd-Frank Act, the Company's currently outstanding trust preferred securities were grandfathered for Tier 1 eligibility. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities; perpetual preferred stock and trust preferred securities, to the extent it is not eligible to be included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. The sum of Tier 1 and Tier 2 capital less certain required deductions, such as investments in unconsolidated banking or finance subsidiaries, represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%. As of June 30, 2014, the Company's Tier 1 risk-based capital ratio was 23.41% and its total risk-based capital ratio was 23.69%. The Company is currently considered "well capitalized" under all regulatory definitions.

        In addition to the risk-based capital requirements, the Federal Reserve requires top-rated bank holding companies to maintain a minimum leverage capital ratio of Tier 1 capital (defined by reference to the risk-based capital guidelines) to its average total consolidated assets of at least 3.0%. For most other bank holding companies (including the Company), the minimum leverage capital ratio is 4.0%. Bank holding companies with supervisory, financial, operational or managerial weaknesses, as well as bank holding companies that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. As discussed in "—Overview" above, the Company and the Bank made certain commitments to the Federal Reserve in connection with the merger of the Company and FHB Formation LLC, including a commitment to maintain a Tier 1 leverage ratio of at least 10.0%. The Company's leverage capital ratio as of June 30, 2014 was 15.90%.

        The FDIC has adopted a statement of policy regarding the capital adequacy of state-chartered banks and promulgated regulations to implement the system of prompt corrective action established by Section 38 of the Federal Deposit Insurance Act ("FDIA"). Under these regulations, a bank is "well capitalized" if it has: (i) a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; (iii) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A bank is "adequately capitalized" if it has: (1) a total risk-based capital ratio of 8.0% or greater; (2) a Tier 1 risk-based capital ratio of 4.0% or greater; and (3) a leverage capital ratio of 4.0% or greater (3.0% under certain circumstances) and does not meet the definition of a "well capitalized bank."

        The FDIC also must take into consideration: (i) concentrations of credit risk; (ii) interest rate risk; and (iii) risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as a part of the institution's regular safety and soundness examination. The Bank is currently considered well-capitalized under all regulatory definitions.

        Generally, a bank, upon receiving notice that it is not adequately capitalized (i.e., that it is "undercapitalized"), becomes subject to the prompt corrective action provisions of Section 38 of FDIA that, for example, (i) restrict payment of capital distributions and management fees, (ii) require that the Federal Reserve monitor the condition of the institution and its efforts to restore its capital, (iii) require submission of a capital restoration plan, (iv) restrict the growth of the institution's assets and (v) require prior regulatory approval of certain expansion proposals. A bank that is required to submit a capital restoration plan must concurrently submit a performance guarantee by each company that controls the bank. A bank that is "critically undercapitalized" (i.e., has a ratio of tangible equity to total assets that is equal to or less than 2.0%) will be subject to further restrictions, and generally will be placed in conservatorship or receivership within 90 days.

        The Basel Committee on Banking Supervision has also released new capital requirements, known as Basel III, setting forth higher capital requirements, enhanced risk coverage, a global leverage ratio, provisions for counter-cyclical capital, and liquidity standards. On July 2, 2013, the Federal Reserve, along with the other federal banking agencies, issued a final rule (the "Final Capital Rule") implementing the Basel III capital standards and establishing the minimum capital requirements for banks and bank holding companies required under the Dodd-Frank Act. The majority of the provisions of the Final Capital Rule apply to bank holding companies and banks with consolidated assets of $500 million or more, such as the Company and the Bank. The Final Capital Rule establishes a new capital risk-based capital ratio, a minimum common equity Tier 1 capital ratio of 6.5% of risk-weighted assets to be a "well capitalized" institution, and increase the minimum total Tier 1 capital ratio to be a "well capitalized institution from 6.0% to 8.0%. Additionally, the Final Capital Rule requires that an institution establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements equal to 2.5% of total risk weighted assets. The Final Capital Rule revises certain capital definitions and generally makes the capital requirements more stringent. Further, the Final Capital Rule increases the required capital for certain categories of assets, including higher-risk construction real estate loans and certain exposures related to securitizations. Under the Final Capital Rule, the Company may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If the Company does not make this election, unrealized gains and losses would be included in the calculation of its regulatory capital. The Company must comply with the Final Capital Rule beginning on January 1, 2015.

        Deposit Insurance.    Substantially all of the deposits of the Bank are insured up to applicable limits by the DIF and are subject to deposit insurance assessments to maintain the DIF. Pursuant to the Dodd-Frank Act, FDIC deposit insurance has been permanently increased from $100,000 to $250,000 per depositor. The FDIA, as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits of the Bank—the designated reserve ratio—of 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's capital level and supervisory rating ("CAMELS rating"). CAMELS ratings reflect the applicable bank regulatory agency to applicable limits by the DIF and are subject to deposit, management, earnings, liquidity and sensitivity to risk. Assessment rates may also vary for certain institutions based on long term debt issuer ratings, secured or brokered deposits. Pursuant to the Dodd-Frank Act, deposit premiums are based on assets rather than insurable deposits. To determine its actual deposit insurance premiums, the Bank computes the base amount on its average consolidated assets less its average tangible equity (defined as the amount of Tier 1 capital) and its applicable assessment rate. Assessment rates range from 2.5 to 9 basis points on the broader assessment base for banks in the lowest risk category up to 30 to 45 basis points for banks in the highest risk category.

        Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

        Safety and Soundness Standard.    The FDIA requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the federal banking agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the "prompt corrective action" provisions of FDIA. See "—Regulatory Capital Requirements" above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

        Depositor Preference.    The FDIA provides that, in the event of the "liquidation or other resolution" of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including depositors whose deposits are payable only outside of the United States and the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

  Activities and Investments of Insured State Banks

        The powers of a Maine-chartered bank, such as the Bank, include provisions designed to provide Maine banks with competitive equity to the powers of national banks. GLBA includes a section of the FDIA governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. This provision permits state banks, to the extent permitted under state law, to engage in certain new activities, which are permissible for subsidiaries of a financial holding company. Further, it expressly preserves the ability of a state bank to retain all existing subsidiaries. Because Maine law explicitly permits banks chartered by the state to engage in all activities permissible for federally-chartered banks, the Bank is permitted to form subsidiaries to engage in the activities authorized by GLBA. In order to form a financial subsidiary, a state bank must be well-capitalized, and the state bank would be subject to certain capital deduction, risk management and affiliate transaction rules.

  Consumer Protection Regulation

        The Company and the Bank are subject to a number of federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices. These laws include the Equal Credit Opportunity Act, the Fair Housing Act, Home Ownership Protection Act, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 ("FACT Act"), GLBA, the Truth in Lending Act, CRA, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, Electronic Funds Transfer Act, Truth in Savings Act, Secure and Fair Enforcement Act, Expedited Funds Availability Act, and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the CFPB, which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The FDIC examines the Bank for compliance with CFPB rules and enforces CFPB rules with respect to the Bank.

  Mortgage Reform

        The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower's ability to repay such mortgage loan. The Dodd-Frank Act also allows borrowers to assert violations of certain provisions of the Truth-in-Lending Act as a defense to foreclosure proceedings. Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement and for negative amortization loans and hybrid adjustable rate mortgages. Additionally, the Dodd-Frank Act prohibits mortgage originators from receiving compensation based on the terms of residential mortgage loans and generally limits the ability of a mortgage originator to be compensated by others if compensation is received from a consumer.

  Privacy and Customer Information Security

        GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the Bank must provide its customers with an annual disclosure that explains its policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required or permitted by law, the Bank is prohibited from disclosing such information except as provided in such policies and procedures. GLBA also requires that the Bank develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Bank is also required to send a notice to customers whose "sensitive information" has been compromised if unauthorized use of this information is "reasonably possible." Most states, including Maine, have enacted legislation concerning breaches of data security and the duties of the Bank in response to a data breach. Congress continues to consider federal legislation that would require consumer notice of data security breaches. Pursuant to the FACT Act, the Bank must also develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

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

  Community Reinvestment Act

        Pursuant to the CRA, regulatory authorities review the performance of the Bank in meeting the credit needs of the communities it serves. The applicable regulatory authorities consider compliance with this law in connection with the applications for, among other things, approval for de novo branches, branch relocations and acquisitions of banks and bank holding companies. The Bank received a "satisfactory" rating at its CRA examination dated June 10, 2013, its most recent exam.

        Failure of an institution to receive at least a "satisfactory" rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under GLBA, and acquisitions of other financial institutions. The FDIC must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low- and moderate-income neighborhoods. Current CRA regulations for large banks primarily rely on objective criteria of the performance of institutions under three key assessment tests: a lending test, a service test and an investment test. For smaller banks, current CRA regulations primarily evaluate the performance of institutions under two key assessment tests: a lending test and a community development test. The Company is committed to meeting the existing or anticipated credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking operations.

  Branching and Acquisitions

        The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended ("Riegle-Neal") and the Dodd-Frank Act permit well capitalized and well managed bank holding companies, as determined by the Federal Reserve, to acquire banks in any state subject to certain concentration limits and other conditions. Riegle-Neal also generally authorizes the interstate merger of banks. In addition, among other things, Riegle-Neal and the Dodd-Frank Act permit banks to establish new branches on an interstate basis to the same extent a bank chartered by the host state may establish branches. Bank holding companies and banks are required to obtain prior Federal Reserve approval to acquire more than 5% of a class of voting securities, or substantially all of the assets, of a bank holding company, bank or savings association.

  Anti-Money Laundering and the Bank Secrecy Act

        Under the Bank Secrecy Act ("BSA"), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the United States Treasury any cash transactions involving more than $10,000. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"), which amended the BSA, is designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system. The USA PATRIOT Act has significant implications for financial institutions and businesses of other types involved in the transfer of money. The USA PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as the Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application under Section 3 of the BHCA to acquire a bank or an application under the Bank Merger Act to merge banks or affect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target.

        The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by the Treasury Office of Foreign Assets Control ("OFAC"), take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on "U.S. persons" engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.

  Federal Home Loan Bank System

        The Bank is a member of the Federal Home Loan Bank of Boston (the "FHLBB"), which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the FHLBB. The Bank was in compliance with this requirement with an investment in FHLBB stock as of June 30, 2014 of $4.1 million. The Bank receives dividends on its FHLBB stock. The FHLBB has recently declared dividends equal to an annual yield of approximately the daily average three-month LIBOR yield for the quarter for which the dividend has been declared. Dividend income on FHLBB stock of $40 thousand was recorded during the most recent fiscal year.

        Any advances from the FHLBB must be secured by specified types of collateral, and long-term advances may be used for the purpose of providing funds for residential housing finance, commercial lending and to purchase investments. Long term advances may also be used to help manage interest rate risk for asset and liability management purposes. As of June 30, 2014, the Bank had $42.5 million in outstanding FHLBB advances.

Item 1A.    Risk Factors

        Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all other information in this prospectus, including our consolidated financial statements and related notes, before investing in our common stock. Any of the risk factors we describe below could adversely affect our business, financial condition or results of operations. The trading price of our voting common stock could decline if one or more of these risks or uncertainties actually occurs, causing you to lose all or part of your investment. Certain statements below are forward-looking statements. See "A Note About Forward-Looking Statements."

Risks Associated With Our Business

         We are subject to regulatory conditions that could constrain our ability to grow our business.

        In conjunction with the regulatory approvals received for the merger with FHB Formation LLC, we committed to maintain a Tier 1 leverage ratio of at least 10%, fund 100% of our loans with core deposits, limit purchased loans to 40% of total loans and hold commercial real estate loans to within 300% of total risk-based capital. Core deposits, for purposes of this commitment, are defined as non-brokered non-maturity deposits and non-brokered insured time deposits. At June 30, 2014, the ratio of our purchased loans to total loans was 38.5%. Our ability to purchase loans will be dependent on our ability to grow our originated loan portfolio. To the extent our ability to originate loans is constrained by market forces or for any other reason, our ability to execute our loan acquisition strategy would be similarly constrained.

         If our allowance for loan losses is not sufficient to absorb actual losses or if we are required to increase our allowance, our financial condition and results of operations could be adversely affected.

        We are exposed to the risk that our borrowers may default on their obligations. A borrower's default on its obligations under one or more loans of the Bank may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and resources to the collection and work-out of the loan. In certain situations, where collection efforts are unsuccessful or acceptable work-out arrangements cannot be reached, the Bank may have to write off the loan in whole or in part. In such situations, the Bank may acquire real estate or other assets, if any, that secure the loan through foreclosure or other similar available remedies, and often the amount owed under the defaulted loan exceeds the value of the assets acquired.

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

        At June 30, 2014, 39% of the loans held in our loan portfolio were originated by third parties, and therefore may not have been subject to the same level of due diligence that Northeast Bank would have conducted had it originated the loans. Although the Loan Acquisition and Servicing Group conducts a comprehensive review of all loans that it purchases, loans originated by third parties may lack current financial information and may have incomplete legal documentation and outdated appraisals. As a result, the Loan Acquisition and Servicing Group may not have information with respect to an acquired loan which, if known at the time of acquisition, would have caused it to reduce its bid price or not bid for the loan at all. This may adversely affect our yield on loans or cause us to increase our provision for loan losses.

         Our experience with loans held in our loan portfolio that were originated by third parties is limited.

        At June 30, 2014, the 39% of the loans held in our loan portfolio that were originated by third parties had been held by us for approximately 1.3 years, calculated on a weighted average basis. Consequently, we have had only a relatively short period of time to evaluate the performance of those loans and the price at which we purchased them. Further experience with these loans may provide us with information that could cause us to increase our provision for loan losses.

         Our loan portfolio includes commercial loans, which are generally riskier than other types of loans.

        At June 30, 2014, our commercial real estate mortgage and commercial business loan portfolios comprised 69% of total loans. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. These loans, and purchased loans in particular, may lack standardized terms and may include a balloon payment feature. Moreover, some of these loans may be secured by assets located outside of the Community Banking Division's market area. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions and prevailing interest rates. Repayment of these loans is generally more dependent on the economy and the successful operation of a business. Because of the risks associated with commercial loans, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.

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

        Our success is dependent upon our ability to attract and retain highly skilled individuals. There is significant competition for those individuals with the experience and skills required to conduct many of our business activities. We may not be able to hire or retain the key personnel that we depend upon for success. The unexpected loss of services of one or more of these or other key personnel could have a material adverse impact on our business because of their skills, knowledge of the markets in which we operate, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

         We are subject to liquidity risk.

        Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. Our liquidity is used principally to originate or purchase loans, to repay deposit liabilities and other liabilities when they come due, and to fund operating costs. Customer demand for non-maturity deposits can be difficult to predict. Changes in market interest rates, increased competition within our markets, and other factors may make deposit gathering more difficult. Disruptions in the capital markets or interest rate changes may make the terms of wholesale funding sources—which include Federal Home Loan Bank advances, the Federal Reserve's Borrower-in-Custody program, securities sold under repurchase agreements, federal funds purchased and brokered certificates of deposit—less favorable and may make it difficult to sell securities when needed to provide additional liquidity. As a result, there is a risk that the cost of funding will increase or that we will not have sufficient funds to meet our obligations when they come due.

         We are subject to security and operational risks relating to our use of technology.

        Communication and information systems are critical to the conduct of our business because we use these systems to manage our customer relationships and process accounting and financial reporting information. Although we have established policies and procedures to prevent or limit the impact of system failures, interruptions and security breaches, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, any compromise of our security systems could prevent customers from using our website and our online banking services, both of which involve the transmission of confidential information. Although we rely on security and processing systems to provide the security and authentication necessary to securely transmit data, these precautions may not protect our systems from compromises or breaches of security. Information security risks have increased significantly due to the use of online, telephone and mobile banking channels by clients and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in the loss of business, subject us to increased regulatory scrutiny or expose us to civil litigation and possible financial liability, including the costs of customer notification and remediation efforts. Any of these occurrences could have an adverse effect on our financial condition and results of operations.

         We rely on other companies to provide key components of our business infrastructure.

        Third party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers or otherwise conduct our business efficiently and effectively. Replacing these third party vendors could also entail significant delay and expense.

         Damage to our reputation could significantly harm our business, including our competitive position and business prospects.

        We are dependent on our reputation within our market area, as a trusted and responsible financial company, for all aspects of our relationships with customers, employees, vendors, third-party service providers, and others, with whom we conduct business or potential future business. Our ability to attract and retain customers and employees could be adversely affected if our reputation is damaged. Our actual or perceived failure to address various issues could give rise to reputational risk that could cause harm to us and our business prospects. These issues also include, but are not limited to, legal and regulatory requirements; properly maintaining customer and employee personal information; record keeping; money-laundering; sales and trading practices; ethical issues; appropriately addressing potential conflicts of interest; and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions and legal risks, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses.

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

         Difficult economic conditions, both in the Community Banking Division's market area and more generally, could adversely affect our financial condition and results of operations.

        Our Community Banking Division primarily serves individuals and businesses located in western and south-central Maine. As a result, a significant portion of our earnings are closely tied to the economy of Maine. In addition, our loan portfolio includes commercial loans acquired by the Loan Acquisition and Servicing Group that are secured by assets located nationwide. Deterioration in the economic conditions of the Community Banking Division's market area in Maine, and deterioration of the economy nationally could result in the following consequences:

  •
  loan delinquencies may increase;

  •
  problem assets and foreclosures may increase;

  •
  demand for our products and services may decline;

  •
  collateral for our loans may decline in value, in turn reducing a customer's borrowing power and reducing the value of collateral securing a loan; and

  •
  the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

         Our future growth, if any, may require us to raise additional capital, but that capital may not be available when we need it.

        As a bank, we are required by regulatory authorities to maintain adequate levels of capital to support our operations. In addition, in conjunction with the regulatory approvals received for the merger with FHB Formation LLC, we committed to maintain a Tier 1 leverage ratio of at least 10% and a total risk-based capital ratio of at least 15%. We may need to raise additional capital to support our operations or our growth, if any. Our ability to raise additional capital will depend, in part, on conditions in the capital markets and our financial performance at that time. Accordingly, we may be unable to raise additional capital, if and when needed, on acceptable terms, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, investors' interests could be diluted. Our failure to meet any applicable regulatory guideline related to our lending activities or any capital requirement otherwise imposed upon us or to satisfy any other regulatory requirement could subject us to certain activity restrictions or to a variety of enforcement remedies available to the regulatory authorities, including limitations on our ability to pay dividends or pursue acquisitions, the issuance by regulatory authorities of a capital directive to increase capital and the termination of deposit insurance by the FDIC.

         The soundness of other financial institutions could adversely affect us.

        Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to many different counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, other commercial banks, investment banks, mutual and hedge funds, and other financial institutions. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by us or by other institutions and organizations. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be liquidated or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to us. There is no assurance that any such losses would not materially and adversely affect our results of operations.

Risks Associated With the Industry

         Competition in the financial services industry is intense and could result in us losing business or experiencing reduced margins.

        Our future growth and success will depend on our ability to continue to compete effectively in the Community Banking Division's Maine market area, in the markets in which the Loan Acquisition and Servicing Group operates and in the markets in which ableBanking operates. We face aggressive competition from other domestic and foreign lending institutions and from numerous other providers of financial services. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. This may significantly change the competitive environment in which we conduct our business. Some of our competitors have significantly greater financial resources and/or face fewer regulatory constraints. As a result of these various sources of competition, we could lose business to competitors or could be forced to price products and services on less advantageous terms to retain or attract clients, either of which would adversely affect its profitability.

         Changes in interest rates could adversely affect our net interest income and profitability.

        The majority of our assets and liabilities are monetary in nature. As a result, our earnings and growth are significantly affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, to events in the capital markets and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and their effect on us cannot be controlled and are extremely difficult to predict. Changes in interest rates can affect our net interest income as well as the value of our assets and liabilities. Net interest income is the difference between (i) interest income on interest-earning assets, such as loans and securities, and (ii) interest expense on interest-bearing liabilities, such as deposits and borrowings. Changes in market interest rates, changes in the relationships between short-term and long-term market interest rates, or the yield curve, or changes in the relationships between different interest rate indices can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income, and therefore reduce our net interest income. Further, declines in market interest rates may trigger loan prepayments, which in many cases are within our customers' discretion, and which in turn may serve to reduce our net interest income if we are unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates.

         We operate in a highly regulated industry, and laws and regulations, or changes in them, could limit or restrict our activities and could have an adverse impact in our operations.

        We are subject to regulation and supervision by the Federal Reserve, and our banking subsidiary, Northeast Bank, is subject to regulation and supervision by the FDIC and the Maine Bureau of Financial Institutions. Federal and state laws and regulations govern numerous matters, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. The Federal Reserve, the FDIC and the Maine Bureau of Financial Institutions have the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we and Northeast Bank may conduct business and obtain financing.

        Because our business is highly regulated, the laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. It is impossible to predict the competitive impact that any such changes would have on the banking and financial services industry in general or on our business in particular. Such changes may, among other things, increase the cost of doing business, limit permissible activities, or affect the competitive balance between banks and other financial institutions. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Other changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. See "Supervision and Regulation" in Item 1, "Business."

         Additional requirements imposed by the Dodd-Frank Act could adversely affect us.

        Current and future legal and regulatory requirements, restrictions, and regulations, including those imposed under the Dodd-Frank Act, may adversely impact our profitability and may have a material and adverse effect on our business, financial condition, and results of operations, may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and related regulations and may make it more difficult for us to attract and retain qualified executive officers and employees. The Dodd-Frank Act comprehensively reformed the regulation of financial institutions, products and services. Because many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, it is difficult to forecast the impact that such rulemaking will have on us, our customers or the financial industry. Certain provisions of the Dodd-Frank Act that affect deposit insurance assessments, the payment of interest on demand deposits and interchange fees could increase the costs associated with our banking subsidiaries' deposit-generating activities, as well as place limitations on the revenues that those deposits may generate. In addition, the Dodd-Frank Act established the CFPB. The CFPB has the authority to prescribe rules for all depository institutions governing the provision of consumer financial products and services, which may result in rules and regulations that reduce the profitability of such products and services or impose greater costs on the Company and its subsidiaries. The Dodd-Frank Act also established new minimum mortgage underwriting standards for residential mortgages, and the regulatory agencies have focused on the examination and supervision of mortgage lending and servicing activities. See "Supervision and Regulation—The Dodd-Frank Act" in Item 1, "Business."

         We will become subject to more stringent capital requirements.

        The Dodd-Frank Act requires the federal banking agencies to establish minimum leverage and risk-based capital requirements for insured banks and their holding companies. The federal banking agencies issued a joint final rule, or the "Final Capital Rule," that implements the Basel III capital standards and establishes the minimum capital levels required under the Dodd-Frank Act. We must comply with the Final Capital Rule by January 1, 2015. The Final Capital Rule establishes a minimum common equity Tier I capital ratio of 6.5% of risk-weighted assets for a "well capitalized" institution and increases the minimum Tier I capital ratio for a "well capitalized" institution from 6.0% to 8.0%. Additionally, the Final Capital Rule requires an institution to maintain a 2.5% common equity Tier I capital conservation buffer over the 6.5% minimum risk-based capital requirement to avoid restrictions on the ability to pay dividends, discretionary bonuses, and engage in share repurchases. The Final Capital Rule permanently grandfathers trust preferred securities issued before May 19, 2010, subject to a limit of 25% of Tier I capital. The Final Capital Rule increases the required capital for certain categories of assets, including high-volatility construction real estate loans and certain exposures related to securitizations; however, the Final Capital Rule retains the current capital treatment of residential mortgages. Under the Final Capital Rule, we may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If we do not make this election, unrealized gains and losses will be included in the calculation of our regulatory capital. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

         The FDIC's assessment rates could adversely affect our financial condition and results of operations.

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

         We may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations.

        We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations. However, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there was in place at the time systems and procedures designed to ensure compliance. For example, we are subject to regulations issued by the Office of Foreign Assets Control, or "OFAC," that prohibit financial institutions from participating in the transfer of property belonging to the governments of certain foreign countries and designated nationals of those countries. OFAC may impose penalties for inadvertent or unintentional violations even if reasonable processes are in place to prevent the violations. There may be other negative consequences resulting from a finding of noncompliance, including restrictions on certain activities. Such a finding may also damage our reputation as described below and could restrict the ability of institutional investment managers to invest in our securities.

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

        Our voting common stock is listed on the NASDAQ Global Market. The average daily trading volume for Northeast voting common stock is less than the corresponding trading volume for larger financial institutions. Due to this relatively low trading volume, significant sales of Northeast voting common stock, or the expectation of these sales, may place significant downward pressure on the market price of Northeast voting common stock. No assurance can be given that a more active trading market in our common stock will develop in the foreseeable future or can be maintained. There can also be no assurance that the offering will result in a material increase in the "float" for our common stock, which we define as the aggregate market value of our voting common stock held by shareholders who are not affiliates of Northeast, because our affiliates may purchase shares of voting common stock in the offering.

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

        As of June 30, 2014, we had outstanding $16.5 million in aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by affiliates of ours that are statutory business trusts. We have also guaranteed those trust preferred securities. The indenture under which the junior subordinated debt securities were issued, together with the guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock (including the Series A preferred stock and our common stock) at any time when (i) there shall have occurred and be continuing an event of default under the indenture; (ii) we are in default with respect to payment of any obligations under the guarantee; or (iii) we have elected to defer payment of interest on the junior subordinated debt securities. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities from time to time for up to five years.

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

        We are a separate and distinct legal entity from Northeast Bank, and depend on dividends, distributions and other payments from Northeast Bank to fund dividend payments on our common stock and to fund all payments on our other obligations. We and Northeast Bank are subject to laws that authorize regulatory authorities to block or reduce the flow of funds from Northeast Bank to us. Regulatory action of that kind could impede access to the funds that Northeast needs in order to make payments on its obligations or dividend payments. In addition, if Northeast Bank does not maintain sufficient capital levels or its earnings are not sufficient to make dividend payments to us, we may not be able to make dividend payments to our common and preferred shareholders. Further, our right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of Northeast Bank's creditors.

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

         We may issue additional shares of common or preferred stock in the future, which could dilute a shareholder's ownership of common stock.

        Our articles of incorporation authorize our board of directors, generally without shareholder approval, to, among other things, issue additional shares of common or preferred stock. The issuance of any additional shares of common or preferred stock could be dilutive to a shareholder's ownership of our common stock. To the extent that we issue options or warrants to purchase common stock in the future and the options or warrants are exercised, our shareholders may experience further dilution. Holders of shares of our common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, shareholders may not be permitted to invest in future issuances of Northeast common or preferred stock. We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. Accordingly, regulatory requirements and/or deterioration in our asset quality may require us to sell common stock to raise capital under circumstances and at prices that result in substantial dilution.

         We may issue debt and equity securities that are senior to our common stock as to distributions and in liquidation, which could negatively affect the value of our common stock.

        In the future, we may increase our capital resources by entering into debt or debt-like financing or issuing debt or equity securities, which could include issuances of senior notes, subordinated notes, preferred stock or common stock. In the event of our liquidation, our lenders and holders of its debt or preferred securities would receive a distribution of our available assets before distributions to the holders of Northeast common stock. Our decision to incur debt and issue securities in future offerings will depend on market conditions and other factors beyond our control. We cannot predict or estimate the amount, timing or nature of our future offerings and debt financings. Future offerings could reduce the value of shares of our common stock and dilute a shareholder's interest in Northeast.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        At June 30, 2014, the Company conducted its business from its main office in Lewiston, Maine and an office in Boston, Massachusetts. The Company also conducts business from its ten full-service bank branches and six loan production offices located in western and south-central Maine and southern New Hampshire.

        In addition to its Lewiston, Maine, and Boston, Massachusetts, offices, the Company leases eleven of its other locations. For information regarding the Company's lease commitments, please refer to "Lease Obligations" under Note 14 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

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

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

        (a)   The Company's voting common stock currently trades on the NASDAQ under the symbol "NBN." There is no established public trading market for the Company's non-voting common stock. As of the close of business on September 19, 2014, there were approximately 448 registered shareholders of record.

        The following table sets forth the high and low closing sale prices of the Company's voting common stock, as reported on NASDAQ, and quarterly dividends paid on the Company's voting and non-voting common stock during the periods indicated.

Fiscal year ended June 30, 2014	High	Low	Div Pd
Jul 1 - Sep 30	$10.79	$9.53	$0.09
Oct 1 - Dec 31	10.23	9.37	0.09
Jan 1 - Mar 31	9.74	9.16	0.09
Apr 1 - Jun 30	10.00	9.30	0.01

Fiscal year ended June 30, 2013	High	Low	Div Pd
Jul 1 - Sep 30	$9.53	$8.40	$0.09
Oct 1 - Dec 31	9.53	8.93	0.09
Jan 1 - Mar 31	10.18	9.08	0.09
Apr 1 - Jun 30	10.12	9.23	0.09

        On September 19, 2014, the last reported sale price of the Company's voting common stock, as reported on NASDAQ was $9.45. Holders of the Company's voting and non-voting common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available. The amount and timing of future dividends payable on the Company's voting and non-voting common stock will depend on, among other things, the financial condition of the Company, regulatory considerations, and other factors. The Company is a legal entity separate from the Bank, but its revenues are derived primarily from the Bank. Accordingly, the ability of the Company to pay cash dividends on its stock in the future generally will be dependent upon the earnings of the Bank and the Bank's ability to pay dividends to the Company. The payment of dividends by the Bank will depend on a number of factors, including capital requirements, regulatory limitations, the Bank's results of operations and financial condition, tax considerations, and general economic conditions. National banking laws regulate and restrict the ability of the Bank to pay dividends to the Company. See "Item 1. Business—Supervision and Regulation."

        (b)   Not applicable.

        (c)   On April 23, 2014, the Company announced that its Board of Directors authorized the Company to purchase up to 870,000 shares of its common stock, representing 8.3% of the Company's outstanding common shares and approximately $8.4 million based on the Company's closing stock price on April 22, 2014. Such purchases will be made in open market or in privately negotiated transactions from time to time and in such amounts as market conditions warrant. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The stock repurchase program may be suspended or terminated at any time without prior notice, and will expire on April 23, 2016.

        The following table sets forth information with respect to purchases made by us of our common stock during the year ended June 30, 2014.

Period	Total Number of Shares Purchased	Weighted Average Price Per share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 30 to May 30, 2014	291,200	$9.69	291,200	578,800

Item 6.    Selected Financial Data

        The following table sets forth our selected financial and operating data on a historical basis. The data set forth below does not purport to be complete. It should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Company's Consolidated Financial Statements and related notes, appearing elsewhere herein.

	Successor Company(1)				Predecessor Company(2)

	Twelve Months Ended June 30, 2014	Twelve Months Ended June 30, 2013	Twelve Months Ended June 30, 2012	184 Days Ended June 30, 2011	181 Days Ended Dec. 28, 2010	Twelve Months Ended June 30, 2010
	(Dollars in thousands, except per share data)
Selected operations data:
Interest and dividend income	$38,371	$36,543	$27,014	$13,304	$14,378	$31,262
Interest expense	6,653	6,596	6,317	3,207	5,877	13,314

Net interest income	31,718	29,947	20,697	10,097	8,501	17,948
Provision for loan losses	531	1,122	946	707	912	1,864
Noninterest income(3)	4,869	8,514	5,782	17,569	3,034	3,642
Net securities gains (losses)	—	792	1,111	1,200	17	(18)
Noninterest expense(4)	31,777	31,955	25,680	15,807	8,429	17,441

Income before income taxes	4,279	6,176	964	12,352	2,211	2,267
Income tax expense (benefit)	1,579	1,881	102	(108)	646	773

Net income from continuing operations	2,700	4,295	862	12,460	1,565	1,494
Net income (loss) from discontinued operations	(8)	125	1,301	92	231	225

Net income	$2,692	$4,420	$2,163	$12,552	$1,796	$1,719

Net income available to common shareholders	$2,692	$4,065	$1,771	$12,355	$1,677	$1,476

Consolidated per share data:
Earnings:
Basic:
Continuing operations	$0.26	$0.38	$0.11	$3.49	$0.62	$0.54
Discontinued operations	0.00	0.01	0.30	0.03	0.10	0.10

Net income	$0.26	$0.39	$0.41	$3.52	$0.72	$0.64

Diluted:
Continuing operations	$0.26	$0.38	$0.11	$3.44	$0.61	$0.53
Discontinued operations	0.00	0.01	0.30	0.03	0.10	0.10

Net income	$0.26	$0.39	$0.41	$3.47	$0.71	$0.63

Cash dividends	$0.28	$0.36	$0.36	$0.18	$0.18	$0.36
Book value	11.05	10.89	11.07	17.33	19.79	20.08
Selected balance sheet data:
Total assets	$761,931	$670,639	$669,196	$596,393	$627,984	$622,607
Loans	516,416	435,376	356,254	309,913	367,284	382,309
Deposits	574,329	484,623	422,188	401,118	374,617	384,197
Borrowings	66,005	64,069	120,859	126,706	199,326	183,025
Total shareholders' equity	112,066	113,802	119,139	64,954	50,366	50,906
Other ratios:
Return on average assets	0.37%	0.64%	0.36%	4.09%	0.57%	0.28%
Return on average equity	2.39%	3.79%	3.03%	38.23%	7.03%	3.47%
Efficiency ratio	86.85%	81.41%	93.08%	54.76%	72.97%	80.85%
Average equity to average total assets	15.38%	16.93%	11.90%	10.69%	8.18%	8.10%
Common dividend payout ratio	107.69%	92.25%	71.26%	5.02%	25.02%	56.64%
Tier 1 leverage capital ratio	15.90%	17.78%	19.91%	10.35%	N/A	8.40%
Total risk-based capital ratio	23.69%	27.54%	33.34%	18.99%	N/A	14.09%

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Northeast Bancorp (the "Company") is a Maine corporation and a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956. The Company also is a registered Maine financial institution holding company, and is subject to regulation by both the Maine Bureau of Financial Institutions (the "Bureau") and the Federal Reserve. The Company's principal asset is the capital stock of Northeast Bank (the "Bank"), a Maine state-chartered universal bank, which is regulated by the Federal Deposit Insurance Corporation ("FDIC") and the Bureau. The Company's results of operations are primarily dependent on the results of the operations of the Bank.

        The Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, presents a review of the consolidated operating results of the Company for the fiscal year ended June 30, 2014 ("fiscal 2014") and the fiscal year ended June 30, 2013 ("fiscal 2013"). This discussion and analysis is intended to assist you in understanding the results of our operations and financial condition. You should read this discussion together with your review of the Company's Consolidated Financial Statements and related notes and other statistical information included in this report. Certain amounts in the periods prior to fiscal 2014 have been reclassified to conform to the fiscal 2014 presentation.

Overview

  Financial Presentation

        On December 29, 2010, the merger (the "Merger") of the Company and FHB Formation LLC, a Delaware limited liability company ("FHB"), was consummated. As a result of the Merger, the surviving company received a capital contribution of $16.2 million (in addition to the approximately $13.1 million in cash consideration paid to former shareholders), and the former members of FHB collectively acquired approximately 60% of our outstanding common stock. The Company applied the acquisition method of accounting, as described in Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805") to the Merger, which represents an acquisition by FHB of Northeast, with Northeast as the surviving company (the "Successor Company"). In the application of ASC 805 to this transaction, the following was considered:

        Identify the Accounting Acquirer:    FHB was identified as the accounting acquirer. FHB, which was incorporated on March 9, 2009, acquired a controlling financial interest of approximately 60% of the Successor Company's total outstanding voting and non-voting common stock in exchange for contributed capital and cash consideration.

        In the evaluation and identification of FHB as the accounting acquirer, it was concluded that FHB was a substantive entity involved in significant pre-merger activities, including the following: raising capital; incurring debt; incurring operating expenses; leasing office space; hiring staff to develop the surviving company's business plan; retaining professional services firms; and identifying acquisition targets and negotiating potential transactions, including the Merger.

        Determine the Acquisition Date:    December 29, 2010, the closing date of the Merger, was the date that FHB gained control of the combined entity.

        Recognize assets acquired and liabilities assumed:    Because neither Northeast Bancorp, the Predecessor Company (the acquired company), nor FHB (the accounting acquirer) exist as separate entities after the Merger, a new basis of accounting at fair value for the Successor Company's assets and liabilities was established in the consolidated financial statements. At the acquisition date, the Successor Company recognized the identifiable assets acquired and the liabilities assumed based on their then fair values in accordance with ASC Topic 820, Fair Value Measurement ("ASC 820"). The

Successor Company recognized a bargain purchase gain as the difference between the total purchase price and the net assets acquired.

        As a result of application of the acquisition method of accounting to Northeast Bancorp after the merger on December 29, 2010, the Company's financial statements from the periods prior to the transaction date are not directly comparable to the financial statements for periods subsequent to the transaction date. To make this distinction, the Company has labeled balances and results of operations prior to the transaction date as "Predecessor Company" and balances and results of operations for periods subsequent to the transaction date as "Successor Company." The lack of comparability arises from the assets and liabilities having new accounting bases as a result of recording them at their fair values as of the transaction date rather than at historical cost basis. To denote this lack of comparability, a heavy black line has been placed between the Successor Company and Predecessor Company columns in the discussion herein.

        In connection with the transaction, as part of the regulatory approval process the Company made certain commitments to the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the most significant of which are, (i) maintain a Tier 1 leverage ratio of at least 10%, (ii) maintain a total risk-based capital ratio of at least 15%, (iii) limit purchased loans to 40% of total loans, (iv) fund 100% of the Company's loans with core deposits (defined as non-maturity deposits and non-brokered insured time deposits), and (v) hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total risk-based capital. On June 28, 2013, the Federal Reserve approved the amendment of the commitment to hold commercial real estate loans to within 300% of total risk-based capital to exclude owner-occupied commercial real estate loans. All other commitments made to the Federal Reserve in connection with the merger remain unchanged. The Company and the Bank are currently in compliance with all commitments to the Federal Reserve. The Company's compliance ratios at June 30, 2014 follow.

Condition		Ratio
(i)	Tier 1 leverage ratio	15.90%
(ii)	Total risk-based capital ratio	23.69%
(iii)	Ratio of purchased loans to total loans	38.51%
(iv)	Ratio of loans to core deposits	92.14%
(v)	Ratio of commercial real estate loans to total risk-based capital	176.80%

        As a result of the sale of the Company's insurance agency business in the first quarter of fiscal 2012 and discontinuation of further significant business activities in the insurance agency segment, the Company has classified the results of its insurance agency division as discontinued operations in the Company's consolidated financial statements and discussion herein.

        The Company concluded all investment brokerage activities in the second quarter of fiscal 2014. Accordingly, operations associated with these activities have been classified as discontinued operations in all periods in the Company's consolidated financial statements and discussion herein.

  Fiscal 2014 Financial Highlights

        The Company's financial and strategic highlights for fiscal 2014 include the following:

  •
  Earned net income available to common shareholders of $2.7 million, or $0.26 per diluted share, from continuing operations as compared to $4.1 million, or $0.38 per diluted share, from continuing operations in fiscal 2013.

  •
  Purchased commercial loans totaling $79.8 million, and earned an average yield on the purchased portfolio of 11.4%, a result that includes regularly scheduled interest and accretion, and accelerated accretion and fees recognized on loan payoffs. The Company also monitors the

    "total return" on its purchased loan portfolio, a measure that includes gains on sales of purchased loans, as well as interest, scheduled accretion and accelerated accretion and fees. On this basis, the purchased loan portfolio earned a total return of 11.8% for fiscal 2014. An overview of the LASG portfolio follows:

	Year Ended June 30,
	2014			2013
	Purchased	Originated	Total LASG	Purchased	Originated	Total LASG
	(Dollars in thousands)
Loans purchased or originated during the period:
Unpaid principal balance	$91,288	$66,225	$157,513	$155,216	$37,181	$192,397
Net investment basis	79,823	66,225	146,048	121,336	37,208	158,544
Loan returns during the period:
Yield	11.43%	5.29%	9.70%	16.04%	9.34%	15.28%
Total Return(1)	11.76%	5.87%	10.11%	18.33%	9.34%	17.32%
Total loans as of period end:
Unpaid principal balance	$242,631	$77,588	$320,219	$204,276	$38,846	$243,122
Net investment basis	203,450	77,561	281,011	166,786	38,879	205,665

(1)
The total return represents scheduled accretion, accelerated accretion, net gains on asset sales, and other noninterest income recorded during the period divided by the average invested balance, on an annualized basis.
  •
  Increased the Company's deposit base by $89.7 million, mainly through deposit listing services, which the Bank uses principally to acquire term funding consistent with its asset/liability management objectives.

  •
  Enhanced the Bank's operational capacity through the conversion of its core banking systems from an "in-house" platform to a fully-integrated outsourced solution offering improved functionality and scalability.

Results of Operations—Continuing Operations

  General

        Net income available to common shareholders for the year ended June 30, 2014 was $2.7 million, a $1.4 million decrease from 2013. The current year included several non-recurring items, related principally to severance costs, one-time costs associated with the Bank's core systems conversion and a legal settlement recovery. Excluding these items, which the Company considers to be non-core, net operating earnings were $3.6 million, or $0.35 per share, for the year ended June 30, 2014. A reconciliation of net operating earnings for the years ended June 30, 2014 and 2013 follows.

	Reconciliation of Net Income Available to Common Shareholders (GAAP) to Net Operating Earnings (non-GAAP)(1)
	Year Ended June 30,
	2014	2013
	(Dollars in thousands, except share and per share data)
Net income available to common shareholders (GAAP)	$2,692	$4,065
Items excluded from operating earnings, net of tax:
Discontinued operations	8	(125)
Severance expense	808	203
Software conversion expense	291	—
Legal settlement expense and related professional fees	(165)	672

Total after-tax items	942	750

Net operating earnings (non-GAAP)	$3,634	$4,815

Weighted average common shares outstanding—basic	10,404,784	10,409,588
Reported basic earnings per share (GAAP)	$0.26	$0.39
Items excluded from operating earnings	0.09	0.07

Net operating earnings per share (non-GAAP)	$0.35	$0.46

(1)
Management believes operating earnings, which exclude non-core items, provide a more meaningful representation of the Company's performance.

        Items of significance affecting the Company's earnings included:

  •
  An increase in net interest income and dividend income before provision for loan losses, which grew to $31.7 million compared to $29.9 million for the year ended June 30, 2013, principally due to an 18.6% increase in loans, offset in part by reduced transactional interest income on purchased loans. The following table summarizes interest income and related yields recognized on the Company's loans.

	Year Ended June 30,
	2014			2013
	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
	(Dollars in thousands)
Community Banking Division	$246,853	$12,926	5.24%	$252,199	$14,824	5.88%
LASG:
Originated	69,883	3,695	5.29%	14,906	1,392	9.34%
Purchased	178,377	20,388	11.43%	117,205	18,801	16.04%

Total LASG	248,260	24,083	9.70%	132,111	20,193	15.28%

Total	$495,113	$37,009	7.47%	$384,310	$35,017	9.11%

        The yield on purchased loans in each period shown was increased by unscheduled loan payoffs, which resulted in immediate recognition of the prepaid loans' discount in interest income. The following table details the "total return" on purchased loans, which includes total transactional income of $5.4 million for the year ended June 30, 2014, a decrease of $5.2 million from the year ended June 30, 2013. The following table summarizes the total return recognized on the purchased loan portfolio:

	Year Ended June 30,
	2014		2013
	Income	Return(1)	Income	Return(1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$15,682	8.75%	$11,038	9.35%
Transactional income:
Gains on loan sales	576	0.32%	2,115	1.79%
Gain on sale of real estate owned	100	0.06%	684	0.58%
Other noninterest income	4	0.00%	36	0.03%
Accelerated accretion and loan fees	4,706	2.63%	7,763	6.58%

Total transactional income	5,386	3.01%	10,598	8.98%

Total	$21,068	11.76%	$21,636	18.33%

(1)
The total return represents scheduled interest and accretion, accelerated accretion, net gains on asset sales, and other noninterest income recorded during the period divided by the average invested balance, on an annualized basis.
  •
  A decrease of $4.4 million in noninterest income, principally resulting from lower sales of residential and purchased loans in fiscal 2014. During fiscal 2014, residential loans originated for sale decreased by $50.5 million, mainly the result of adding most residential production to portfolio during the first half of fiscal 2014, in order to increase the Bank's loan purchasing capacity under its regulatory commitments.

  •
  A decrease of $178 thousand in noninterest expense, principally due to legal settlement expense of $980 thousand in fiscal 2013 and reduced marketing expense in fiscal 2014, partially offset by increased compensation and occupancy expenses.

        Net Interest Income

        The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated:

	Year Ended June 30,
	2014			2013			2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Investment securities	$115,849	$1,048	0.90%	$131,199	$1,138	0.87%	$138,708	$2,019	1.46%
Loans(1)(2)	495,113	37,009	7.47%	384,310	35,017	9.11%	339,648	24,734	7.28%
Regulatory stock	5,620	123	2.19%	5,398	75	1.39%	5,673	72	1.27%
Short-term investments(3)	78,838	191	0.24%	127,781	313	0.24%	76,217	189	0.25%

Total interest-earning assets	695,420	38,371	5.52%	648,688	36,543	5.63%	560,246	27,014	4.82%

Cash and due from banks	2,876			3,065			2,910
Other non-interest earning assets	33,958			37,206			36,803

Total assets	$732,254			$688,959			$599,959

Liabilities & Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$61,146	$162	0.26%	$55,763	$153	0.27%	$55,218	$213	0.39%
Money market accounts	85,333	447	0.52%	63,931	337	0.53%	44,692	175	0.39%
Savings accounts	34,391	44	0.13%	31,939	44	0.14%	32,799	67	0.20%
Time deposits	314,848	3,470	1.10%	280,059	3,564	1.27%	223,782	2,971	1.33%

Total interest-bearing deposits	495,718	4,123	0.83%	431,692	4,098	0.95%	356,491	3,426	0.96%
Short-term borrowings	2,230	24	1.08%	1,472	19	1.29%	1,075	21	1.95%
Borrowed funds	58,468	1,741	2.98%	75,633	1,710	2.26%	112,812	2,119	1.87%
Junior subordinated debentures	8,352	765	9.16%	8,185	769	9.40%	8,028	751	9.35%

Total interest-bearing liabilities	564,768	6,653	1.18%	516,982	6,596	1.28%	478,406	6,317	1.32%

Interest-bearing liabilities of discontinued operations	—			—			271
Non-interest bearing liabilities:
Demand deposits and escrow accounts	50,890			49,343			45,933
Other liabilities	3,962			5,982			3,932

Total liabilities	619,620			572,307			528,542
Shareholders' equity	112,634			116,652			71,417

Total liabilities and shareholders' equity	$732,254			$688,959			$599,959

Net interest income		$31,718			$29,947			$20,697

Interest rate spread			4.34%			4.36%			3.50%
Net interest margin(4)			4.56%			4.62%			3.69%

(1)
Includes loans held for sale.

(2)
Nonaccrual loans are included in the computation of average, but unpaid interest has not been included for purposes of determining interest income.

(3)
Short term investments include FHLB overnight deposits and other interest-bearing deposits.

(4)
Net interest margin is calculated as net interest income divided by total interest-earning assets.

        The following table presents the extent to which changes in volume and interest rates of interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior period rate), (ii) changes attributable to changes in rates (changes in rates multiplied by prior period volume) and (iii) changes attributable to a combination of changes in rate and volume (change in rates multiplied by the changes in volume). Changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Year Ended June 30, 2014 Compared to the Year Ended June 30, 2013
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investment securities	$(137)	$47	$(90)
Loans	8,978	(6,986)	1,992
Regulatory stock	3	45	48
Short-term investments	(119)	(3)	(122)

Total increase in interest income	8,725	(6,897)	1,828
Interest-bearing liabilities:
Interest-bearing deposits	540	(515)	25
Short-term borrowings	8	(3)	5
Borrowed funds	(439)	470	31
Junior subordinated debentures	16	(20)	(4)

Total increase in interest expense	125	(68)	57

Total increase in net interest and dividend income	$8,600	$(6,829)	$1,771

	Year Ended June 30, 2013 Compared to the Year Ended June 30, 2012
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investment securities	$(104)	$(777)	$(881)
Loans	3,529	6,754	10,283
Regulatory stock	(3)	6	3
Short-term investments	128	(4)	124

Total increase in interest income	3,550	5,979	9,529

Interest bearing liabilities:
Interest bearing deposits	823	(151)	672
Short-term borrowings	6	(8)	(2)
Borrowed funds	(790)	381	(409)
Junior subordinated debentures	14	4	18

Total increase in interest expense	53	226	279

Total increase in net interest and dividend income	$3,497	$5,753	$9,250

        For the year ended June 30, 2014, the $8.6 million volume-related change in net interest income was mainly the result of the significant increase in loans, which grew by $110.8 million on average compared to fiscal 2013. The unfavorable rate-related change in fiscal 2014 compared to fiscal 2013 was principally due to the lower level of transactional interest income realized on purchased loans, which declined by $3.1 million year over year. For fiscal 2014, the 4.56% net interest margin earned was 6 basis points lower than that earned for the year ended June 30, 2013. The net interest margin decreased during fiscal 2014 principally due to decreased accelerated discount accretion from the early payoff of purchased loans.

        The following table summarizes the effects of accretion of fair value adjustments on the net interest margin, for the periods indicated:

	Accretion (Amortization) of Merger Fair Value Adjustments
	Year Ended June 30,
	2014			2013
	Average Balance	Income (Expense)	Effect on Yield / Rate	Average Balance	Income (Expense)	Effect on Yield / Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$115,849	$—	0.00%	$131,199	$(3)	0.00%
Loans	495,113	174	0.04%	384,310	563	0.15%
Other interest-earning assets	84,458	—	0.00%	133,179	—	0.00%

Total interest-earning assets	$695,420	$174	0.03%	$648,688	$560	0.09%

Interest-bearing liabilities:
Interest-bearing deposits	495,718	560	0.11%	431,692	989	0.23%
Short-term borrowings	2,230	—	0.00%	1,472	—	0.00%
Borrowed funds	58,468	414	0.71%	75,633	1,196	1.58%
Junior subordinated debentures	8,352	—	0.00%	8,185	—	0.00%

Total interest-bearing liabilities	$564,768	$974	0.17%	$516,982	$2,185	0.42%

Total effect of noncash accretion on:
Net interest income		$1,148			$2,745
Net interest margin		0.17%			0.42%

        The Company's total cost of funds improved to 1.08% in fiscal 2014, down from 1.16% in fiscal 2013, principally due to a 12 basis point decrease in the cost of interest-bearing deposits.

  Provision for Loan Losses

        Quarterly, the Company determines the amount of its allowance for loan losses adequate to provide for losses inherent in the Company's loan portfolios, with the provision for loan losses determined by the net periodic change in the allowance for loan losses. For acquired loans accounted for under ASC 310-30, a provision for loan loss is recorded when estimates of future cash flows decrease due to credit deterioration.

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

        The provision for loan losses for the fiscal year ended June 30, 2014 was $531 thousand. This compares to a provision for loan losses of $1.1 million for the year ended June 30, 2013. At June 30, 2014 and 2013, the allowance for loan losses stood at $1.4 million and $1.1 million, respectively, and the ratio of allowance for loan losses to total loans was 0.26% at each fiscal year end. Net charge-offs for the fiscal year ended June 30, 2014 totaled $308 thousand, representing approximately 0.06% of the Company's average portfolio loan balance during the fiscal year. This compares to $803 thousand, or 0.21%, in fiscal 2013, representing a decrease of $495 thousand in fiscal 2014, the result of improved net charge-off trends in all loan segments.

        For additional information on the allowance for loan losses, see "Asset Quality."

  Noninterest Income

        Noninterest income for the fiscal year ended June 30, 2014 totaled $4.9 million, a decrease of $4.4 million, or 47.7%, from fiscal 2013. When compared to fiscal 2013, the increase was principally due to the following:

  •
  a $792 thousand decrease in securities gains. There were no sales of available-for-sale securities in fiscal 2014;

  •
  a $1.4 million decrease in gains on residential loans originated for sale, a decrease correlated to the volume of loans originated for portfolio in fiscal 2014;

  •
  a $1.3 million decrease in gains on portfolio loan sales, due to fewer sales of purchased loans in fiscal 2014;

  •
  a $683 thousand decrease in net gains on sales of other real estate owned. In fiscal 2013, the Company recognized gains of $684 thousand on the resolution of properties previously securing acquired loans, as compared to $100 thousand in fiscal 2014;

  •
  a $267 thousand decrease in BOLI income, due to death benefits received in fiscal 2013.

  Noninterest Expense

        Noninterest expense for the fiscal year ended June 30, 2014 totaled $31.8 million, a decrease of $178 thousand, or 0.6%, from fiscal 2013. When compared to fiscal 2013, the increase was principally due to the following:

  •
  an increase of $750 thousand in salaries and benefits, principally due to increased severance costs, partially offset by lower incentive compensation. Severance expense totaled $1.3 million in fiscal 2014, compared to $309 thousand in fiscal 2013. The Company's employees, excluding discontinued operations, and on a full-time equivalent basis, totaled 187 at June 30, 2014, compared to 205 at June 30, 2013;

  •
  an increase of $822 thousand in occupancy and equipment expense, principally due to increased rent associated with the relocation of the Company's office in Boston, MA, and depreciation, principally related to the Company's core banking software;

  •
  a decrease of $165 thousand in professional fees, principally due to lower legal fees in fiscal 2014;

  •
  an increase of $237 thousand in data processing, due to the conversion of the Bank's core software to an outsourced model during fiscal 2014;

  •
  a decrease of $724 thousand in marketing expense, due to a reduction in deposit and residential mortgage marketing in fiscal 2014;

  •
  a decrease of $227 thousand in loan acquisition and collection expense, principally due to lower loan acquisitions and work-out expenses;

  •
  a decrease of $197 thousand in intangible asset amortization. The company's core deposit intangible is amortized on an accelerated basis, therefore, the expense decreases annually;

  •
  a decrease of $1.2 million in legal settlement expense. In fiscal 2013, the Company recorded a charge of $1.0 million in connection with a dispute regarding certain deposit account activity occurring in 2005 and 2006. The Company received an insurance recovery totaling $250 thousand in fiscal 2014 related to this settlement;

  •
  an increase in other noninterest expense of $530 thousand, principally related to nonrecurring expenses associated with the Company's core banking software conversion in fiscal 2014. Non-capital expenses associated with the conversion totaled $466 thousand.

  Income Taxes

        Income tax expense for the fiscal year ended June 30, 2014 totaled $1.6 million, representing 36.9% of pretax income, as compared to $1.9 million, or 30.5% of pretax income, in fiscal 2013. The increase in the Company's effective tax rate was principally due to increased state income taxes resulting from year over year changes in state apportionment. In the current year, relatively less income was apportioned to Maine, which has a lower financial institution income tax rate than the other states to which the Company's income was apportioned.

Results of Operations—Discontinued Operations

  Overview

        The Company concluded all investment brokerage activities in the second quarter of fiscal 2014. Accordingly, operations associated with these activities have been classified as discontinued operations for all periods shown in the accompanying consolidated statements of income. The Company recorded a net loss from discontinued operations of $8 thousand in fiscal 2014, compared to net income of $125 thousand in fiscal 2013.

Financial Condition

  Overview

        The Company's total assets grew to $761.9 million at June 30, 2014, representing an increase of $91.3 million, or 13.6%, compared to $670.6 million at June 30, 2013. Significant changes in the Company's balance sheet components include:

  •
  Loans increased by $84.4 million, or 19.0%, compared to June 30, 2013, principally due to net growth of $75.3 million in commercial loans purchased or originated by the LASG and $9.1 million of net growth in loans originated by the Bank's Community Banking Division;

  •
  Deposits and borrowings increased by $89.7 million and $1.9 million, respectively, from June 30, 2013. Non-maturity deposits increased by $10.6 million, or 4.8%, for the year while time deposits grew by 30.1% or $79.1 million. The latter was centered in deposits raised through deposit listing services, which the Bank uses when advantageous to acquire term funding consistent with its asset/liability management objectives;

  •
  Shareholders' equity decreased by $1.7 million from June 30, 2013, in part due to common stock dividends of $2.9 million and $2.8 million of common stock repurchases (representing 291,200 shares).

  Cash and Cash Equivalents

        Cash and cash equivalents increased $16.3 million, or 24.8%, to $82.3 million at June 30, 2014 as compared to $65.9 million at June 30, 2013. This increase was principally the result of deposit growth of $89.7 million and a net decrease in available-for-sale securities of $7.7 million, partially offset by loan growth of $84.4 million.

  Investments Securities

        The available-for-sale securities portfolio totaled $113.9 million and $121.6 million at June 30, 2014 and 2013, respectively. Mortgage-backed securities and U.S. Government-sponsored enterprise bonds totaling $33.1 million were pledged for outstanding borrowings at June 30, 2014.

        At June 30, 2014, the Company's investment portfolio was comprised entirely of U.S. Government-sponsored enterprise bonds and mortgage-backed securities guaranteed by government agencies. Generally, funds retained by the Company as a result of increases in deposits or decreases in loans, to the extent not immediately deployed by the Bank, are invested in securities held in its investment portfolio, which serves as a source of liquidity for the Company. The composition of the Company's securities portfolio at the dates indicated follows.

	June 30, 2014		June 30, 2013		June 30, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government agency securities	$48,415	$48,418	$45,289	$45,333	$45,824	$45,808
Agency mortgage-backed securities	66,744	65,463	78,944	76,264	86,816	87,456
Trust preferred securities	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—

	$115,159	$113,881	$124,233	$121,597	$132,640	$133,264

        The table below sets forth certain information regarding the contractual maturities and weighted average yields of the Company's securities portfolio at June 30, 2014. Actual maturities of mortgage-backed securities will differ from contractual maturities due both to scheduled amortization and prepayments.

	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government agency securities	$—	—	$48,418	0.45%	$—	—	$—	—	$48,418	0.45%
Agency mortgage-backed securities	—	—	—	—	33,536	0.91%	31,927	1.44%	65,463	1.17%

	$—	—	$48,418	0.45%	$33,536	0.91%	$31,927	1.44%	$113,881	0.86%

        Management reviews the portfolio of investments on an ongoing basis to determine if there have been any other-than-temporary declines in value. No other-than-temporary impairment expense was recognized during fiscal 2014 or fiscal 2013.

  Loans

        Loans, including loans held-for-sale, totaled $528.4 million at June 30, 2014, compared to $444.0 million at June 30, 2013. The increase of $84.4 million, or 19.0%, at June 30, 2014, was principally due to net increases of $51.6 million, $20.8 million, and $12.1 million in commercial real estate, residential real estate, and commercial business, respectively, offset by a decrease in consumer loans. During fiscal 2014, the LASG purchased $79.8 million in loans, consisting principally of commercial real estate loans.

        The composition of the Company's loan portfolio (excluding loans held-for-sale) at the dates indicated is as follows:

									Predecessor Company
	Successor Company

	June 30, 2014		June 30, 2013		June 30, 2012		June 30, 2011		June 30, 2010

		Percent of Total		Percent of Total		Percent of Total		Percent of Total		Percent of Total
	Amount		Amount		Amount		Amount		Amount
	(Dollars in thousands)
Residential real estate	$148,634	28.79%	$127,829	29.36%	$137,571	38.61%	$145,477	46.94%	$155,613	40.70%
Commercial real estate	316,067	61.20%	264,448	60.74%	180,735	50.74%	117,761	38.00%	121,175	31.70%
Construction	31	0.01%	42	0.01%	1,187	0.33%	2,015	0.65%	5,525	1.45%
Commercial business	41,800	8.09%	29,720	6.83%	19,612	5.51%	22,225	7.17%	30,214	7.90%
Consumer and other	9,884	1.91%	13,337	3.06%	17,149	4.81%	22,435	7.24%	69,782	18.25%

Total loans	516,416	100.00%	435,376	100.00%	356,254	100.00%	309,913	100.00%	382,309	100.00%
Less: Allowance for loan losses	1,367		1,143		824		437		5,806

Loans, net	$515,049		$434,233		$355,430		$309,476		$376,503

        The Company's loan portfolio (excluding loans held-for-sale) by lending division follows:

	June 30, 2014				June 30, 2013
	Community Banking Division	LASG	Total	Percent of Total	Community Banking Division	LASG	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$116,660	$312	$116,972	22.66%	$89,584	$150	$89,734	20.61%
Home equity	27,975	—	27,975	5.42%	35,389	—	35,389	8.13%
Commercial real estate: non-owner occupied	46,191	33,969	80,160	15.52%	48,428	18,126	66,554	15.29%
Commercial real estate: owner occupied	24,519	11,907	36,426	7.05%	30,487	3,361	33,848	7.77%
Construction	31	—	31	0.01%	42	—	42	0.01%
Commercial business	10,145	31,373	41,518	8.04%	12,444	17,242	29,686	6.82%
Consumer	9,884	—	9,884	1.91%	13,337	—	13,337	3.06%

Subtotal	235,405	77,561	312,966	60.61%	229,711	38,879	268,590	61.69%
Purchased loans:
Residential real estate	—	3,687	3,687	0.71%	—	2,706	2,706	0.62%
Commercial business	—	282	282	0.05%	—	34	34	0.01%
Commercial real estate: non-owner occupied	—	133,581	133,581	25.87%	—	125,496	125,496	28.83%
Commercial real estate: owner occupied	—	65,900	65,900	12.76%	—	38,550	38,550	8.85%

Subtotal	—	203,450	203,450	39.39%	—	166,786	166,786	38.31%

Total	$235,405	$281,011	$516,416	100.00%	$229,711	$205,665	$435,376	100.00%

        The following table summarizes the scheduled maturity of the Company's loan portfolio at June 30, 2014. Demand loans, loans having no stated repayment schedule, and overdraft loans are reported as being due in less than one year.

	Scheduled Loan Maturities
	Within One Year	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
	(Dollars in thousands)
Mortgages:
Residential:
Originated	$4,592	$12,346	$18,037	$109,972	$144,947
Purchased	962	1,488	—	1,237	3,687
Commercial:
Originated	7,619	40,894	22,691	45,413	116,617
Purchased	40,982	76,007	17,996	64,496	199,481
Non-mortgage loans:
Commercial:
Originated	17,238	14,637	9,171	472	41,518
Purchased	—	—	282	—	282
Consumer and other	297	1,750	3,990	3,847	9,884

Total loans	$71,690	$147,122	$72,167	$225,437	$516,416

	Loans Due After One Year, by Interest Rate Type
	Predetermined rate	Floating or Adjustable	Total
	(Dollars in thousands)
Mortgages:
Residential:
Originated	$67,020	$73,335	$140,355
Purchased	1,237	1,488	2,725
Commercial:
Originated	79,987	29,011	108,998
Purchased	74,083	84,416	158,499
Non-mortgage loans:
Commercial:
Originated	9,713	14,567	24,280
Purchased	282	—	282
Consumer and other	—	9,587	9,587

Total	$232,322	$212,404	$444,726

        Of total portfolio loans at June 30, 2014, approximately 51.1% were variable rate products, compared to 46.5% at June 30, 2013.

        Certain purchased loans have been identified as having evidence of credit deterioration since their origination, and it is probable that the Company will not collect all contractually required principal and interest payments. Purchased credit-impaired loans are accounted for using the measurement provisions set forth in ASC 310-30. The nonaccretable difference represents a loan's contractually required payments receivable in excess of the amount of cash flows expected to be collected. Improvements in expected cash flows result in prospective yield adjustments. The effect of a decrease in expected cash flows due to further credit deterioration are recorded through the allowance for loan losses.

  Other Assets

        The cash surrender value of the Company's BOLI assets increased $451 thousand, or 3.1%, to $14.8 million at June 30, 2014, compared to $14.4 million at June 30, 2013. BOLI assets are invested in the general account of three insurance companies and in separate accounts of a fourth insurance company. A general account policy's cash surrender value is supported by the general assets of the insurance company. A separate account policy's cash surrender value is supported by assets segregated from the general assets of the insurance company. Standard and Poor's rated these companies A+ or better at June 30, 2014. Interest earnings, net of mortality costs, increase the cash surrender value. These interest earnings are based on interest rates that reset each year, and are subject to minimum guaranteed rates. These increases in cash surrender value are recognized in other income and are not subject to income taxes. Management considers BOLI an illiquid asset. BOLI represented 12.3% of the Company's total risk-based capital at June 30, 2014.

        Intangible assets totaled $2.8 million and $3.5 million at June 30, 2014 and June 30, 2013, respectively. The $746 thousand decrease was the result of core deposit intangible amortization during fiscal 2014.

  Deposits

        The Company's principal source of funding is its core deposit accounts. At June 30, 2014, core deposits, which the Company defines as non-maturity deposits and non-brokered insured time deposits, represented 99.6% of total deposits.

        Total deposits increased $89.7 million to $574.3 million as of June 30, 2014 from $484.6 million as of June 30, 2013. The overall increase was principally due to longer-term deposits generated through deposit listing services.

        The following tables set forth certain information relative to the composition of the Company's average deposit accounts and the weighted average interest rate on each category of deposits for the periods indicated:

	Year Ended June 30, 2014
	Average Balance	Weighted Average Rate	Percent of Total Average Deposits
	(Dollars in thousands)
Non-interest bearing demand
deposits and escrow accounts	$50,890	0.00%	9.31%
Regular savings	34,391	0.14%	6.29%
NOW accounts	61,146	0.26%	11.19%
Money market accounts	85,333	0.52%	15.61%
Time deposits	314,848	1.10%	57.60%

Total average deposits	$546,608	0.75%	100.00%

	Year Ended June 30, 2013			Year Ended June 30, 2012
	Average Balance	Weighted Average Rate	Percent of Total Average Deposits	Average Balance	Weighted Average Rate	Percent of Total Average Deposits
	(Dollars in thousands)
Non-interest bearing demand deposits and escrow accounts	$49,343	0.00%	10.26%	$45,933	0.00%	11.41%
Regular savings	31,939	0.14%	6.64%	32,799	0.20%	8.15%
NOW accounts	55,763	0.27%	11.59%	55,218	0.39%	13.72%
Money market accounts	63,931	0.53%	13.29%	44,692	0.39%	11.11%
Time deposits	280,059	1.27%	58.22%	223,782	1.33%	55.61%

Total average deposits	$481,035	0.85%	100.00%	$402,424	0.85%	100.00%

        As of June 30, 2014, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100 thousand was approximately $251.4 million. The scheduled maturity of these deposits is set forth below (dollars in thousands).

3 months or less	$44,953
Over 3 through 6 months	23,291
Over 6 through 12 months	56,803
Over 12 months	126,257

Total time certificates $100 thousand and over	$251,304

  Borrowings

        Short-term borrowings, FHLB advances, Federal Reserve Discount Window Borrower-in-custody advances, wholesale repurchase agreements and junior subordinated debentures have been the Company's sources of funding other than deposits. In fiscal 2014, total borrowings increased by $1.9 million, or 3.0%, to $66.0 million.

        Advances from the FHLB were $42.8 million and $28.0 million at June 30, 2014 and June 30, 2013, respectively, an increase of $14.8 million, or 52.7%. At June 30, 2014, the Company had pledged investment securities having a fair value of $18.3 million for outstanding FHLB borrowings. In addition, pledges of residential real estate loans, certain commercial real estate loans and certain FHLB deposits free of liens or pledges are required to secure outstanding advances and available additional borrowing capacity from the FHLB. Wholesale repurchase agreements were $10.2 million and $25.4 million at June 30, 2014 and 2013, respectively. At June 30, 2014, the Company had pledged investment securities having a fair value of $11.8 million for outstanding wholesale repurchase agreements.

        Short-term borrowings, consisting of sweep accounts and repurchase agreements, were $3.0 million and $625 thousand at June 30, 2014 and 2013, respectively. At June 30, 2014, sweep accounts were secured by $2.0 million of letters of credit issued by the FHLB and investment securities with a fair value of $3.0 million.

        The table below sets forth certain information about the Company's short-term borrowings for the periods indicated:

	Year Ended June 30, 2014
	Amount	Weighted Average Rate
	(Dollars in thousands)
Balance at period end	$2,984	1.35%
Average outstanding during period	2,230	1.08%
Maximum outstanding at any period	3,383

	Year Ended June 30, 2013		Year Ended June 30, 2012
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Balance at period end	$625	0.00%	$1,209	2.00%
Average outstanding during period	1,472	1.29%	1,075	1.95%
Maximum outstanding at any period	2,707		1,836

        There were no balances outstanding at June 30, 2014 and 2013, respectively, for advances under the Federal Reserve Discount Window Borrower-in-custody program. The available credit under the program was $3.1 million and $80 thousand at June 30, 2014 and June 30, 2013, respectively, the increase in fiscal 2014 attributable to additional consumer loans pledged as collateral.

        The Company had junior subordinated debentures issued to affiliated trusts totaling $8.4 million and $8.3 million at June 30, 2014 and 2013, respectively. See "Capital" below for more information on our junior subordinated debentures and affiliated trusts.

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

        As of June 30, 2014, the allowance for loan losses totaled $1.4 million, or 0.26% of total loans, as compared to $1.1 million, or 0.26% of total loans, at June 30, 2013. The year over year increase in the

Company's allowance for losses was principally the result of loan growth. The following table sets forth activity in Company's allowance for loan losses for the periods indicated.

	Successor Company				Predecessor Company

	Year Ended June 30, 2014	Year Ended June 30, 2013	Year Ended June 30, 2012	184 Days Ended June 30, 2011	181 Days Ended Dec. 28, 2010	Year Ended June 30, 2010
	(Dollars in thousands)
Allowance at beginning of period	$1,143	$824	$437	$—	$5,806	$5,764
Loans charged-off during the period:
Residential real estate	267	369	248	42	61	237
Commercial real estate	26	135	26	27	281	412
Commercial business	43	203	17	21	145	509
Consumer and other	69	148	352	216	372	827

Total loans charged-off	405	855	643	306	859	1,985
Recoveries on loans previously charged-off:
Residential real estate	63	6	3	—	53	34
Commercial real estate	1	10	—	8	4	12
Commercial business	8	7	44	2	26	23
Consumer and other	25	29	37	26	25	94

Total recoveries	97	52	84	36	108	163

Net loans charged off during the period	308	803	559	270	751	1,822
Provision for loan losses	532	1,122	946	707	912	1,864

Allowance at end of period	$1,367	$1,143	$824	$437	$5,967	$5,806

Total loans at end of period(1)	$516,416	$435,376	$356,254	$309,913	$367,284	$382,309
Average loans outstanding during the period(1)	488,172	376,660	333,053	332,684	375,878	388,700
Allowance as a percentage of total loans	0.26%	0.26%	0.23%	0.14%	1.62%	1.52%
Ratio of net charge-offs to average loans outstanding	0.06%	0.21%	0.17%	0.08%	0.20%	0.47%
Allowance as a percentage of non-performing loans	18.66%	23.54%	13.48%	5.49%	67.49%	65.67%

(1)
Amounts and resulting ratios exclude loans held for sale

        The following table allocates the allowance for loan losses by loan category and the percent of loans in each category to total loans at the dates indicated below.

	Successor Company								Predecessor Company
	June 30, 2013		June 30, 2013		June 30, 2012		June 30, 2011		June 30, 2010

	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
					(Dollars in thousands)
Residential real estate	$580	28.79%	$594	29.36%	$214	38.61%	$34	46.94%	$1,564	40.70%
Commercial real estate	625	61.21%	249	60.75%	93	51.07%	147	38.65%	1,462	33.15%
Commercial business	48	8.09%	70	6.83%	292	5.51%	238	7.17%	1,051	7.90%
Consumer and other	79	1.91%	189	3.06%	225	4.81%	18	7.24%	1,462	18.25%
Unallocated	35	0.00%	41	0.00%	—	0.00%	—	0.00%	267	0.00%

Total	$1,367	100.00%	$1,143	100.00%	$824	100.00%	$437	100.00%	$5,806	100.00%

        The following table reflects the annual trend of total loans 30 days or more past due, as a percentage of total loans at June 30:

	Successor Company				Predecessor Company
	2014	2013	2012	2011	2010
Past due loans to total loans	1.14%	1.68%	1.95%	2.41%	2.84%

  Non-performing Assets

        The table below sets forth the amounts and categories of the Company's non-performing assets at the dates indicated:

					Predecessor Company
	Successor Company

	June 30, 2014	June 30, 2013	June 30, 2012	June 30, 2011	June 30, 2010
		(Dollars in thousands)
Nonperforming loans:
Originated portfolio:
Residential real estate	$1,743	$2,346	$3,090	$2,195	$2,687
Commercial real estate	1,162	473	417	3,601	3,270
Construction	—	—	—	121	445
Home equity	160	334	220	205	302
Commercial business	5	110	1,008	559	1,743
Consumer	139	136	324	527	394

Total originated portfolio	3,209	3,399	5,059	7,208	8,841
Purchased portfolio:
Residential real estate	—	—	—	—	—
Commercial real estate	4,116	1,457	1,055	—	—
Commercial business	—	—	—	—	—

Total purchased portfolio	4,116	1,457	1,055	—	—

Total nonperforming loans	7,325	4,856	6,114	7,208	8,841
Real estate owned and other repossessed collateral	1,991	2,134	834	690	1,292

Total nonperforming assets	$9,316	$6,990	$6,948	$7,898	$10,133

Nonperforming loans that are current	$651	$887	$377	$3,067	$3,199

Non-performing loans to total loans	1.42%	1.12%	1.72%	2.33%	2.31%
Non-performing assets to total assets	1.22%	1.04%	1.04%	1.32%	1.63%

        At June 30, 2014, the Company had $9.3 million of nonperforming assets, or 1.2% of total assets, compared to $7.0 million, or 1.0% of total assets, as of June 30, 2013. The increase in nonperforming assets in fiscal 2014 was principally associated with nonaccrual purchased commercial real estate loans.

        TDRs represent loans for which concessions (such as extension of repayment terms or reductions of interest rates to below market rates) are granted due to a borrower's financial condition. Such concessions may include reductions of interest rates to below-market terms and/or extension of repayment terms. The balances and payment status of TDRs follow:

	June 30, 2014	June 30, 2013	June 30, 2012
	(Dollars in thousands)
Nonaccrual	$2,117	$1,110	$139
Accrual	4,057	2,632	1,165

Total TDRs	$6,174	$3,742	$1,304

        At June 30, 2014, the Company had real estate owned and other repossessed collateral amounting to $2.0 million, compared to $2.1 million at June 30, 2013, a decrease of $143 thousand. The real estate and personal property collateral for commercial and consumer loans are written down to fair value upon transfer to acquired assets. Revenues and expenses are recognized in the period when received or incurred on other real estate and in substance foreclosures. Gains and losses on disposition are recognized in noninterest income.

        We continue to focus on asset quality and allocate significant resources to credit policy, loan review, asset management, collection, and workout functions. Despite this ongoing effort, there can be no assurance that adverse changes in the real estate markets and economic conditions will not result in higher non-performing assets levels in the future and negatively impact our results of operations through higher provision for loan losses, net loan charge-offs, decreased accrual of income and increased noninterest expenses.

  Potential Problem Loans

        Commercial real estate and commercial loans are periodically evaluated under a ten-point rating system. These ratings are guidelines in assessing the risk of a particular loan. The Company had $7.4 million and $3.4 million of loans rated substandard or worse at June 30, 2014 and June 30, 2013, respectively, an increase attributable to purchased loans. The following tables present the Company's loans by risk rating.

	June 30, 2014
	Originated Portfolio
	Commercial Real Estate	Commercial Business	Residential(1)	Purchased Portfolio	Total
	(Dollars in thousands)
Pass (1 - 6)	$110,044	$41,271	$11,941	$189,986	$353,242
Special mention (7)	4,880	46	940	8,619	14,485
Substandard (8)	1,693	201	670	4,845	7,409
Doubtful (9)	—	—	—	—	—
Loss (10)	—	—	—	—	—

	$116,617	$41,518	$13,551	$203,450	$375,136

	June 30, 2013
	Originated Portfolio
	Commercial Real Estate	Commercial Business	Residential(1)	Purchased Portfolio	Total
	(Dollars in thousands)
Pass (1 - 6)	$95,876	$29,340	$13,110	$161,965	$300,291
Special mention (7)	3,537	82	638	3,226	7,483
Substandard (8)	1,031	264	527	1,595	3,417
Doubtful (9)	—	—	—	—	—
Loss (10)	—	—	—	—	—

	$100,444	$29,686	$14,275	$166,786	$311,191

(1)
Certain of the Company's loans made for commercial purposes, but secured by residential collateral, are rated under the Company's risk-rating system.

Risk Management

        Management and the Board of Directors of the Company recognize that taking and managing risk is fundamental to the business of banking. Through the development, implementation and monitoring of its policies with respect to risk management, the Company strives to measure, evaluate and control the risks it faces. The Board and management understand that an effective risk management system is critical to the Company's safety and soundness. Chief among the risks faced by us are credit risk, market risk (including interest rate risk), liquidity risk, and operational (transaction) risk.

  Credit Risk

        The Company considers credit risk to be the most significant risk that it faces, in that it has the greatest potential to affect the financial condition and operating results of the Company. Credit risk is managed through a combination of policies and limits established by the Board, the monitoring of compliance with these policies and limits, and the periodic evaluation of loans in the portfolio, including those with problem characteristics. The Company also utilizes the services of independent third-parties to provide loan review services, which consist of a variety of monitoring techniques after a loan is purchased or originated.

        In general, Northeast's policies establish limits on the maximum amount of credit that may be granted to a single borrower (including affiliates), the aggregate amount of loans outstanding by type in relation to total assets and capital, and concentrations of loans by size, property type, and geography. Underwriting criteria, such as collateral and debt service coverage ratios and approval limits are also specified in loan policies. The Company's policies also address the performance of periodic credit reviews, the risk rating of loans, when loans should be placed on non-performing status and factors that should be considered in establishing the Bank's allowance for loan losses. For additional information, refer to "Asset Quality" above and Item 1, "Business—Lending Activities."

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

        Interest rate risk can be defined as the exposure of future net interest income to adverse movements in interest rates. Net interest income is affected by changes in interest rates as well as by fluctuations in the level, mix and duration of the Company's assets and liabilities. Over and above the influence that interest rates have on net interest income, changes in rates also affect the volume of lending activity, the ability of borrowers to repay loans, the volume of loan prepayments, the flow and mix of deposits, and the market value of the Company's assets and liabilities.

        The Company's management has established an Asset Liability Management Committee ("ALCO"), which is responsible for managing the Company's interest rate risk in accordance with policies and limits approved by the Board of Directors. With regard to management of market risk, the ALCO is charged with managing the Company's mix of assets and funding sources to produce results that are consistent with the Company's liquidity, capital adequacy, growth, and profitability goals.

        Exposure to interest rate risk is managed by Northeast through periodic evaluations of the current interest rate risk inherent in its rate-sensitive assets and liabilities, coupled with determinations of the level of risk considered appropriate given the Company's capital and liquidity requirements, business strategy, and performance objectives. Through such management, Northeast seeks to mitigate the potential volatility in its net interest income due to changes in interest rates in a manner consistent with the risk appetite established by the board of directors.

        The ALCO's primary tool for measuring, evaluating, and managing interest rate risk is income simulation analysis. Income simulation analysis measures the interest rate risk inherent in the Company's balance sheet at a given point in time by showing the effect of interest rate shifts on net interest income over defined time horizons. These simulations take into account the specific repricing, maturity, prepayment and call options of financial instruments that vary under different interest rate scenarios. The ALCO reviews simulation results to determine whether the exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. The Company considers a variety of specified rate scenarios, including instantaneous rate shocks, against static (or flat) rates when measuring interest rate risk, and evaluates results over two consecutive twelve-month periods. All changes are measured in comparison to the projected net interest income that would result from an "unchanged" scenario, where interest rates remain stable over the measured time horizon(s). As of June 30, 2014, the income simulation analysis (as noted in the table below) for the first twelve-month period indicated that exposure to changing interest rates fell within the Company's policy levels of tolerance.

        While the ALCO reviews simulation assumptions to ensure they are reasonable, and back-tests simulation results on a periodic basis as a monitoring tool, income simulation analysis may not always prove to be an accurate indicator of the Company's interest rate risk or future earnings. There are inherent shortcomings in income simulation, given the number and variety of assumptions that must be made to perform it. For example, the projected level of future market interest rates and the shape of future interest rate yield curves have a major impact on income simulation results. Many assumptions concerning the repricing of financial instruments, the degree to which non-maturity deposits react to changes in market rates, and the expected prepayment rates on loans, mortgage-backed securities, and callable debt securities are also inherently uncertain. In addition, as income simulation analysis assumes that the Company's balance sheet will remain static over the simulation horizon, the results do not reflect the Company's expectations for future balance sheet growth, nor changes in business strategy that the Company could implement in response to rate shifts to mitigate its loss exposures. As such, although the analysis described above provides an indication of the Company's sensitivity to interest rate changes at a point in time, these estimates are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.

        Assuming a 200 basis point increase and 100 basis point decrease in interest rates starting on June 30, 2014, we estimate that our net interest income in the following 12 months would increase by 0.4% if rates increased by 200 basis points and decrease by 1.1% if rates declined by 100 basis points. These results indicate a modest level of asset sensitivity in our balance sheet. An asset-sensitive position indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within specific time horizons, which would generally imply a favorable impact on net interest income in periods of rising interest rates and a negative impact in periods of falling rates. A liability-sensitive position would generally imply a negative impact on net interest income in periods of rising rates and a positive impact in periods of falling rates.

	Up 200 Basis Points	Down 100 Basis Points
June 30, 2014	0.4%	-1.1%
June 30, 2013	-0.9%	-0.8%
June 30, 2012	3.2%	-0.2%

  Liquidity Risk

        Liquidity risk is defined as the risk associated with an organization's ability to meet current and future financial obligations of a short-term nature. Northeast uses its liquidity on a regular basis to fund existing and future loan commitments, to pay interest on deposits and on borrowings, to fund maturing certificates of deposit and borrowings, to fund other deposit withdrawals, to invest in other interest-earning assets, to make dividend payments to shareholders, and to meet operating expenses. The Company's primary sources of liquidity consist of deposit inflows, borrowed funds, and the amortization, prepayment and maturities of loans and securities. While scheduled payments from the amortization and maturities of loans and investment securities are relatively predictable sources of funds, deposit flows and loan and investment prepayments can be greatly influenced by general interest rates, economic conditions and competition. In addition to these regular sources of funds, the Company may choose to sell portfolio loans and investment securities to meet liquidity demands.

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

        The following is a summary of the unused borrowing capacity of the Company at June 30, 2014 available to meet our short-term funding needs (dollars in thousands):

Brokered time deposits	$190,483	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	87,999	Unused advance capacity subject to eligible and qualified collateral
Federal Discount Window Borrower-in-Custody	3,103	Unused credit line subject to the pledge of loans

Total unused borrowing capacity	281,585
Unencumbered investment securities	80,804

Total sources of liquidity	$362,389

        Retail deposits and other core deposit sources including deposit listing services are used by the Bank to manage its overall liquidity position. While we currently do not seek wholesale funding such as FHLB advances and brokered deposits, the ability to raise them remains an important part of our liquidity contingency planning. While we closely monitor and forecast our liquidity position, it is affected by asset growth, deposit withdrawals and meeting other contractual obligations and commitments. The accuracy of our forecast assumptions may increase or decrease our overall available liquidity. To utilize the FHLB advance capacity, the purchase of additional capital stock in the Federal Home Loan Bank of Boston may be required. At June 30, 2014, the Bank had $362.4 million of immediately accessible liquidity, defined as cash that the Bank reasonably believes could be raised within 7 days through collateralized borrowings, brokered deposits or security sales. This position represented 48% of total assets. Further, at June 30, 2014, the Company had $82.3 million of cash and cash equivalents. This level of balance sheet liquidity is intended, in part, for future purchases of commercial real estate loans.

        On a parent company only basis, commitments and debt service requirements at June 30, 2014 consisted of junior subordinated debentures issued to NBN Capital Trust II, NBN Capital Trust III and NBN Capital Trust IV with a principal balance of $16.5 million. See Note 17 of the Notes to the Consolidated Financial Statements for carrying values, maturity dates and the use of purchased interest rate caps and swaps to hedge the interest expense in periods of rising interest rates. Based on the interest rates at June 30, 2014, the annual aggregate payments to meet the debt service of the junior subordinated debentures is approximately $412 thousand. Including the impact of the interest rate swap associated with NBN Capital Trust IV subordinated debentures, annual payments are expected to total $595 thousand.

        The principal sources of funds for the Company to meet parent-only obligations are dividends from the Bank, which are subject to regulatory limitations, and borrowings from public and private sources. For information on the restrictions on the payment of dividends by Northeast Bank, see Note 9 of the Notes to the Company's Consolidated Financial Statements in this Annual Report.

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

        Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

        A summary of the amounts of the Company's contractual obligations, and other commitments with off-balance sheet risk, both at June 30, 2014, follows:

	Payments Due-By Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(Dollars in thousands)
Contractual obligations:
FHLB advances	$37,500	$27,500	$10,000	$5,000	$—
Wholesale repurchase agreements	10,000	—	10,000	—	—
Junior subordinated debentures	16,496	—	—	—	16,496
Capital lease obligation	1,816	264	609	612	331
Short-term borrowings	2,984	2,984	—	—	—

Total debt obligations	68,796	30,748	20,609	5,612	16,827
Operating lease obligations	8,684	1,158	2,155	1,938	3,397

Total contractual obligations	$77,444	$31,906	$22,764	$7,550	$20,244

	Amount of Commitment Expiring-By Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(Dollars in thousands)
Commitments with off-balance sheet risk:
Commitments to extend credit	$48,939	$28,730	$7,137	$4,665	$8,407
Standby letters of credit	166	166	—	—	—

Total commitments	$49,105	$28,896	$7,137	$4,665	$8,407

Capital

        Shareholders' equity was $112.1 million at June 30, 2014, a decrease of $1.7 million from June 30, 2013, in part due to common stock dividends of $2.9 million and $2.8 million of common stock repurchases (representing 291,200 shares). See Note 9 of the Notes to the Consolidated Financial Statements for information on the Company's capital ratios. Regulatory capital ratios for the Company and the Bank currently exceed all applicable requirements, including the commitments made to the Federal Reserve and the Bureau in connection with the Merger to maintain minimum Tier 1 leverage and total risk-based capital ratios of 10% and 15%, respectively.

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

        The allowance for loan losses consists of general, specific, and unallocated reserves and reflects management's estimate of probable loan losses inherent in the loan portfolio at the balance sheet date. Management uses a consistent and systematic process and methodology to evaluate the adequacy of the allowance for loan losses on a quarterly basis. The calculation of the allowance for loan losses is segregated by portfolio segments, which include: commercial real estate, commercial business, consumer, residential real estate, and purchased loans. Risk characteristics relevant to each portfolio segment are as follows:

  Residential real estate:    All loans in this segment are collateralized by residential real estate and repayment is primarily dependent on the credit quality of the individual borrower. The overall health of the economy, particularly unemployment rates and housing prices, has a significant effect on the credit quality in this segment. For purposes of the Company's allowance for loan loss calculation, home equity loans and lines of credit are included in residential real estate.

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

  •
  Effects of changes or trends in internal risk ratings

  •
  Other effects resulting from trends in the valuation of underlying collateral

        There were no significant changes in the Company's policies or methodology pertaining to the general component of the allowance for loan losses during the years ended June 30, 2014 or 2013.

        The allocated component of the allowance for loan losses relates to loans that are classified as impaired. Impairment is measured on a loan-by-loan basis for commercial business and commercial real estate loans by either the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than the carrying value of that loan. Large groups of smaller-balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment based on the group's historical loss experience adjusted for qualitative factors. Accordingly, the Company does not separately identify individual consumer and residential loans for individual impairment and disclosure. However, all TDRs are individually reviewed for impairment.

        For all portfolio segments, except loans accounted for under ASC 310-30, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. For the purchased loan segment, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to realize cash flows as estimated at acquisition. For loans accounted for under ASC 310-30 for which cash flows can reasonably be estimated, loan impairment is measured based on the decrease in expected cash flows from those estimated at acquisition, excluding changes due to changes in interest rate indices and other non-credit related factors, discounted at the loan's effective rate assumed at acquisition. Factors considered by management in determining impairment include payment status, collateral value, and the probability of the collecting scheduled principal and interest payments when due.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management" and accompanying table set forth therein for quantitative and qualitative disclosures about market risk.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and
Shareholders of Northeast Bancorp

        We have audited the accompanying consolidated balance sheets of Northeast Bancorp and subsidiary as of June 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northeast Bancorp and subsidiary at June 30, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts
September 29, 2014

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	June 30,
	2014	2013
Assets
Cash and due from banks	$3,372	$3,238
Short-term investments	78,887	62,696

Total cash and cash equivalents	82,259	65,934
Available-for-sale securities, at fair value	113,881	121,597
Loans held for sale	11,945	8,594
Loans	516,416	435,376
Less: Allowance for loan losses	1,367	1,143

Loans, net	515,049	434,233
Premises and equipment, net	9,135	10,075
Real estate owned and other repossessed collateral, net	1,991	2,134
Regulatory stock, at cost	4,102	5,721
Intangible assets, net	2,798	3,544
Bank owned life insurance	14,836	14,385
Other assets	5,935	4,422

Total assets	$761,931	$670,639

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest bearing	$50,140	$46,425
Interest bearing	524,189	438,198

Total deposits	574,329	484,623
Federal Home Loan Bank advances	42,824	28,040
Wholesale repurchase agreements	10,199	25,397
Short-term borrowings	2,984	625
Junior subordinated debentures issued to affiliated trusts	8,440	8,268
Capital lease obligation	1,558	1,739
Other liabilities	9,531	8,145

Total liabilities	649,865	556,837

Commitments and contingencies	—	—
Shareholders' equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2014 and June 30, 2013	—	—
Voting common stock, $1.00 par value, 25,000,000 authorized; 9,260,331 and 9,565,680 issued and outstanding at June 30, 2014 and 2013, respectively	9,260	9,566
Non-voting common stock, $1.00 par value, 3,000,000 authorized; 880,963 shares issued and outstanding at June 30, 2014 and June 30, 2013	881	881
Additional paid-in capital	90,914	92,745
Retained earnings	12,294	12,524
Accumulated other comprehensive loss	(1,283)	(1,914)

Total shareholders' equity	112,066	113,802

Total liabilities and shareholders' equity	$761,931	$670,639

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

	Year Ended June 30,
	2014	2013
Interest and dividend income:
Interest on loans	$37,009	$35,017
Interest on available-for-sale securities	1,048	1,138
Other interest and dividend income	314	388

Total interest and dividend income	38,371	36,543

Interest expense:
Deposits	4,123	4,098
Federal Home Loan Bank advances	1,301	967
Wholesale repurchase agreements	357	651
Short-term borrowings	24	19
Junior subordinated debentures issued to affiliated trusts	765	769
Obligation under capital lease agreement	83	92

Total interest expense	6,653	6,596

Net interest and dividend income before provision for loan losses	31,718	29,947
Provision for loan losses	531	1,122

Net interest and dividend income after provision for loan losses	31,187	28,825

Noninterest income:
Fees for other services to customers	1,644	1,648
Net securities gains	—	792
Gain on sales of loans held for sale	1,650	3,009
Gain on sales of portfolio loans	1,006	2,311
Gain recognized on real estate owned and other repossessed collateral, net	63	746
Bank-owned life insurance income	451	718
Other noninterest income	55	82

Total noninterest income	4,869	9,306

Noninterest expense:
Salaries and employee benefits	17,786	17,036
Occupancy and equipment expense	5,448	4,626
Professional fees	1,285	1,450
Data processing fees	1,209	972
Marketing expense	311	1,035
Loan acquisition and collection expense	1,539	1,766
FDIC insurance premiums	480	454
Intangible asset amortization	746	943
Legal settlement (recovery) expense	(250)	980
Other noninterest expense	3,223	2,693

Total noninterest expense	31,777	31,955

Income from continuing operations before income tax expense	4,279	6,176
Income tax expense	1,579	1,881

Net income from continuing operations	$2,700	$4,295

(Loss) income from discontinued operations	$(12)	$189
Income tax (benefit) expense	(4)	64

Net (loss) income from discontinued operations	(8)	125

Net income	$2,692	$4,420

Net income available to common shareholders	$2,692	$4,065

Weighted-average shares outstanding:
Basic	10,404,784	10,409,588
Diluted	10,404,784	10,409,588
Earnings per common share:
Basic:
Income from continuing operations	$0.26	$0.38
Income from discontinued operations	0.00	0.01

Net income	$0.26	$0.39

Diluted:
Income from continuing operations	$0.26	$0.38
Income from discontinued operations	0.00	0.01

Net income	$0.26	$0.39

Cash dividends declared per common share:	$0.28	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended June 30,
	2014	2013
Net income	$2,692	$4,420
Other comprehensive income (loss), before tax:
Available-for-sale securities:
Change in net unrealized gain or loss on available-for-sale securities	1,358	(2,469)
Reclassification adjustment for net gains included in net income	—	(792)

Total available-for-sale securities	1,358	(3,261)
Derivatives and hedging activities:
Change in accumulated loss on effective cash flow hedges	(325)	192
Reclassification adjustments for net gains included in net income	(76)	(70)

Total derivatives and hedging activities	(401)	122

Total other comprehensive income (loss), before tax	957	(3,139)
Income tax expense (benefit) related to other comprehensive income (loss)	326	(1,067)

Other comprehensive income (loss), net of tax	631	(2,072)

Comprehensive income	$3,323	$2,348

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in thousands, except share and per share data)

			Voting Common Stock		Non-voting Common Stock
	Preferred Stock								Accumulated Other Comprehensive Income (Loss)
							Additional Paid-in Capital	Retained Earnings		Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2012	4,227	$4	9,307,127	$9,307	1,076,314	$1,076	$96,359	$12,235	$158	$119,139
Net income	—	—	—	—	—	—	—	4,420	—	4,420
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	(2,072)	(2,072)
Conversion of non-voting common stock to voting common stock	—	—	195,351	195	(195,351)	(195)	—	—	—	—
Stock offering costs	—	—	—	—	—	—	(59)	—	—	(59)
Issuance of restricted common stock	—	—	63,202	64	—	—	(64)	—	—	—
Dividends on preferred stock	—	—	—	—	—	—	—	(113)	—	(113)
Dividends on common stock at $0.36 per share	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Stock-based compensation	—	—	—	—	—	—	563	—	—	563
Redemption of preferred stock and warrants	(4,227)	(4)	—	—	—	—	(4,322)	—	—	(4,326)
Accretion of preferred stock	—	—	—	—	—	—	268	(268)	—	—

Balance at June 30, 2013	—	$—	9,565,680	$9,566	880,963	$881	$92,745	$12,524	$(1,914)	$113,802

Net income	—	—	—	—	—	—	—	2,692	—	2,692
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	631	631
Common stock repurchased	—	—	(291,200)	(292)	—	—	(2,531)	—	—	(2,823)
Dividends on common stock at $0.28 per share	—	—	—	—	—	—	—	(2,922)	—	(2,922)
Stock-based compensation	—	—	—	—	—	—	686	—	—	686
Forfeiture of restricted common stock	—	—	(14,149)	(14)	—	—	14	—	—	—

Balance at June 30, 2014	—	$—	9,260,331	$9,260	880,963	$881	$90,914	$12,294	$(1,283)	$112,066

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended June 30,
	2014	2013
Operating activities:
Net income	$2,692	$4,420
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	531	1,122
Gain recognized on real estate owned and other repossessed collateral, net	(63)	(746)
Accretion of loans, net	(7,120)	(9,926)
Accretion of deposits, net	(560)	(989)
Accretion of borrowings, net	(242)	(1,034)
Originations of loans held for sale	(91,366)	(141,870)
Net proceeds from sales of loans held for sale	89,665	146,167
Gain on sales of loans held for sale	(1,650)	(3,009)
Gain on sales of portfolio loans	(1,006)	(2,311)
Amortization of intangible assets	746	943
Bank-owned life insurance income, net	(451)	(718)
Depreciation of premises and equipment	1,999	1,745
Loss on disposition of premises and equipment	16	12
Net gain on sale of available-for-sale securities	—	(792)
Deferred income tax benefit	(2,672)	(428)
Stock-based compensation	686	563
Amortization of securities, net	1,237	1,710
Changes in other assets and liabilities:
Other assets	576	3,630
Other liabilities	1,443	2,834

Net cash (used in) provided by operating activities	(5,539)	1,323

Investing activities:
Proceeds from sales of available-for-sale securities	—	159,579
Purchases of available-for-sale securities	(48,481)	(167,294)
Proceeds from maturities and principal payments on available-for-sale securities	56,318	15,203
Loan purchases	(79,823)	(121,336)
Loan originations and principal collections, net	(4,372)	42,217
Purchases of premises and equipment	(1,086)	(2,897)
Proceeds from sales of premises and equipment	11	—
Proceeds from sales of portfolio loans	9,305	7,140
Proceeds from sales of real estate owned and other repossessed collateral	1,674	3,925
Proceeds from life insurance benefits	—	628
Redemption (purchase) of regulatory stock, net	1,619	(248)

Net cash used in investing activities	(64,835)	(63,083)

Financing activities:
Net increase in deposits	90,266	63,424
Net increase (decrease) short-term borrowings	2,359	(584)
Dividends paid on preferred stock	—	(113)
Dividends paid on common stock	(2,922)	(3,750)
Repurchase of common stock	(2,823)	—
Stock offering costs	—	(59)
Repayment of FHLB borrowings and wholesale repurchase agreements	(15,000)	(55,000)
Proceeds from FHLB borrowings	15,000	—
Redemption of preferred stock and warrants	—	(4,326)
Repayment of capital lease obligation	(181)	(172)

Net cash provided by (used in) financing activities	86,699	(580)

Net increase (decrease) in cash and cash equivalents	16,325	(62,340)
Cash and cash equivalents, beginning of year	65,934	128,274

Cash and cash equivalents, end of year	$82,259	$65,934

Supplemental schedule of cash flow information:
Interest paid	$7,496	$8,751
Income taxes paid, net	3,500	954
Supplemental schedule of noncash investing and financing activities:
Transfers from loans to real estate owned and other repossessed collateral, net	$1,531	$4,209

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

        The accounting and reporting policies of Northeast Bancorp and Subsidiary ("Company" or "Northeast") conform to accounting principles generally accepted in the United States of America ("GAAP") and conform to practices within the financial services industry.

Business

        The Company is a Maine corporation and a bank holding company registered with the Federal Reserve Bank of Boston ("FRB") under the Bank Holding Company Act of 1956. As a bank holding company, the Company is subject to the regulation and supervision of the FRB. The Company provides a full range of banking services to individual and corporate customers throughout south-central and western Maine and conducts loan purchasing and origination activities nationwide through its wholly-owned subsidiary, Northeast Bank (the "Bank"), a Maine state-chartered universal bank. The Bank is subject to supervision and regulation by applicable state and federal banking agencies, including the State of Maine Bureau of Financial Institutions, the Federal Deposit Insurance Corporation ("FDIC"), and the FRB. The Bank faces competition from banks and other financial institutions.

Business Combination Accounting

        On December 29, 2010, the Company merged with FHB Formation LLC (the "Merger"). The Company applied the acquisition method of accounting to this business combination, which represented an acquisition by FHB Formation LLC ("FHB") of Northeast, with Northeast as the surviving company. Under the acquisition method, the acquiring entity in a business combination recognizes the assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. In the Merger, amounts allocated to assets acquired and liabilities assumed were greater than the purchase price, which resulted in the recognition of a bargain purchase gain. Acquisition-related costs were expensed as incurred.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Northeast Bancorp, and its wholly-owned subsidiary, Northeast Bank (including the Bank's wholly-owned subsidiaries). All significant intercompany transactions and balances have been eliminated in consolidation.

        NBN Capital Trust II, NBN Capital Trust III and NBN Capital Trust IV are considered affiliates and are deconsolidated pursuant to criteria established by Accounting Standards Codification ("ASC") 810, Consolidation ("ASC 810"). The investments in these affiliates were $496 thousand in aggregate and are included in other assets.

Reclassifications

        Certain previously reported amounts have been reclassified to conform to the current year's presentation.

Use of Estimates

        The financial statements have been prepared in conformity with GAAP. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

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

Concentrations of Credit Risk

        Most of the Company's business activity is with customers located within the State of Maine. However, the Company's loan purchasing activities are diversified across the country. In all regions, the Company has emphasized the origination and purchase of commercial real estate loans. Repayment of loans is expected to come from cash flows of the borrower. Losses on secured loans are limited by the value of the collateral upon default of the borrowers. The Company does not have any significant concentrations to any one industry or customer.

Cash and Cash Equivalents

        For purposes of presentation in the consolidated statements of cash flow, cash and cash equivalents consist of cash and due from banks and short-term investments. The Company is required to maintain a certain reserve balance in the form of cash or deposits with other financial institutions. At June 30, 2014 and 2013, such reserve balances totaled $2.4 million and $5.3 million, respectively.

Investment Securities

        Securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Those securities held for indefinite periods of time but not necessarily to maturity are classified as available for sale. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability, liquidity, or capital management strategies and may be sold in response to changes in interest rates, maturities, asset/liability mix, liquidity needs, regulatory capital needs or other business factors. Securities available for sale are carried at estimated fair value with unrealized gains and losses reported on an after-tax basis in shareholders' equity as accumulated other comprehensive income or loss.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

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

Regulatory Stock

        During the periods presented, the Company has owned investments in the stock of the FRB and the Federal Home Loan Bank of Boston ("FHLBB"). No ready market exists for these stocks, and they have no quoted market values. FRB stock is redeemable at par; therefore, fair value equals cost. The Bank, as a member of the FHLBB, is required to maintain investments in the capital stock of FHLBB equal to their membership base investments plus an activity-based investment determined according to the Bank's level of outstanding FHLBB advances. The Company reviews its investments in regulatory stock periodically to determine if other-than-temporary impairment exists. The Company reviews recent public filings, rating agency analysis and other factors, when making the determination. In June of 2014, the Company redeemed its FRB stock, at par, in connection with the Bank's conversion to a nonmember bank.

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

        In connection with loans to be held for sale, the Company often offers interest rate lock commitments to prospective borrowers. The Company manages this interest rate risk by entering into offsetting forward sale agreements with third party investors for certain funded loans and loan commitments. The Company uses "best efforts" forward loan sale commitments to mitigate the risk of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

potential decreases in the values of loans that would result from the exercise of the derivative loan commitments.

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

        Loans purchased by the Company are accounted for under ASC 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"). At acquisition, the effective interest rate is determined based on the discount rate that equates the present value of the Company's estimate of cash flows with the purchase price of the loan. Prepayments are not assumed in determining a purchased loan's effective interest rate and income accretion. The application of ASC 310-30 limits the yield that may be accreted on the purchased loan, or the "accretable yield," to the excess of the Company's estimate, at acquisition, of the expected undiscounted principal, interest, and other cash flows over the Company's initial investment in the loan. The excess of contractually required payments receivable over the cash flows expected to be collected on the loan represents the purchased loan's "nonaccretable difference." Subsequent improvements in expected cash flows of loans with nonaccretable differences result in a prospective increase to the loan's effective yield through a reclassification of some, or all, of the nonaccretable difference to accretable yield. The effect of subsequent credit-related declines in expected cash flows of purchased loans are recorded through a specific allocation in the allowance for loan losses.

        Loans are generally placed on nonaccrual status when they are past due 90 days as to either principal or interest, or when in management's judgment the collectability of interest or principal of the loan has been significantly impaired. Loans accounted for under ASC 310-30 are placed on nonaccrual when it is not possible to reach a reasonable expectation of the timing and amount of cash flows to be collected on the loan. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. Interest on nonaccrual loans is accounted for on a cash-basis or using the cost-recovery method when collectability is doubtful. A loan is returned to accrual status when collectability of principal is reasonably assured and the loan has performed for a reasonable period of time.

        In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructuring ("TDR"), and therefore by definition is an impaired loan. Concessionary modifications may include adjustments to interest rates, extensions of maturity, and other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. For loans accounted for under ASC 310-30, the Company evaluates whether it has granted a concession by comparing the restructured debt terms to the expected cash flows at acquisition plus any additional cash flows expected to be collected arising from changes in estimate after acquisition. As a result, if an ASC 310-30 loan is modified to be consistent with, or better than, the Company's expectations at acquisition, the loan would not qualify as a TDR. Nonaccrual loans that are restructured generally remain on nonaccrual status for a minimum period of six months to demonstrate that the borrower can meet the restructured terms. If the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status. If the borrower's ability to meet the revised payment schedule is not reasonably assured, the loan is classified as a nonaccrual loan. With limited exceptions, loans classified as TDRs remain classified as such until the loan is paid off.

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

        The allowance for loan losses consists of general, specific, and unallocated reserves and reflects management's estimate of probable loan losses inherent in the loan portfolio at the balance sheet date. Management uses a consistent and systematic process and methodology to evaluate the adequacy of the allowance for loan losses on a quarterly basis. The calculation of the allowance for loan losses is segregated by portfolio segments, which include: commercial real estate, commercial business, consumer, residential real estate, and purchased loans. Risk characteristics relevant to each portfolio segment are as follows:

          Residential real estate: All loans in this segment are collateralized by residential real estate and repayment is primarily dependent on the credit quality of the individual borrower. The overall health of the economy, particularly unemployment rates and housing prices, has a significant effect on the credit quality in this segment. For purposes of the Company's allowance for loan loss calculation, home equity loans and lines of credit are included in residential real estate.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

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

  •
  Effects of changes or trends in internal risk ratings

  •
  Other effects resulting from trends in the valuation of underlying collateral

        There were no significant changes in the Company's policies or methodology pertaining to the general component of the allowance for loan losses during the years ended June 30, 2014 or 2013.

        The allocated component of the allowance for loan losses relates to loans that are classified as impaired. Impairment is measured on a loan-by-loan basis for commercial business and commercial real estate loans by either the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than the carrying value of that loan. Large groups of smaller-balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment based on the group's historical loss experience adjusted for qualitative factors. Accordingly, the Company does not separately identify individual consumer and residential loans for individual impairment and disclosure. However, all TDRs are individually reviewed for impairment.

        For all portfolio segments, except loans accounted for under ASC 310-30, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. For the purchased loan segment, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to realize cash flows as estimated at acquisition. For loans accounted for under ASC 310-30 for which cash flows can

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

reasonably be estimated, loan impairment is measured based on the decrease in expected cash flows from those estimated at acquisition, excluding changes due to changes in interest rate indices and other non-credit related factors, discounted at the loan's effective rate assumed at acquisition. Factors considered by management in determining impairment include payment status, collateral value, and the probability of the collecting scheduled principal and interest payments when due.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

recorded as liabilities of the Company. The Company reviews the financial strength of the insurance carriers prior to the purchase of life insurance policies and no less than annually thereafter.

Income Taxes

        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The Company's policy is to recognize interest and penalties assessed on uncertain tax positions in income tax expense.

Advertising Expense

        Advertising costs are expensed as incurred.

Stock-Based Compensation

        The Company's stock-based compensation plans provide for awards of stock options, restricted stock and other stock-based compensation to directors, officers and employees. The cost of employee services received in exchange for awards of equity instruments is based on the grant-date fair value of those awards. Compensation cost is recognized over the requisite service period as a component of compensation expense. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Company uses the Black-Scholes model to estimate the fair value of stock options, while the market price of the Company's common stock at the date of grant is used for restricted stock awards.

Discontinued Operations

        During the first quarter of fiscal 2014, the Company ceased all investment brokerage operations. The results of such operations are classified as discontinued operations in the statements of income for each period presented. The Company has eliminated all intercompany transactions related to discontinued operations for each period presented.

Comprehensive Income

        Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, unrealized losses related to factors other than credit on debt securities, unrealized gains and losses on cash flow hedges and deferred gains on hedge accounting transactions.

Earnings Per Share

        Basic earnings per share is calculated using the two-class method. The two-class method is an earnings allocation formula under which earnings per share is calculated from common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings distributed and undistributed, are allocated to participating securities and common shares based on their respective rights to receive dividends. Unvested share-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

based payment awards that contain non-forfeitable rights to dividends are considered participating securities (i.e. unvested restricted stock), not subject to performance based measures. Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding (inclusive of participating securities). Diluted earnings per share have been calculated in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as those resulting from the exercise of stock options or the attainment of performance measures) were issued during the period, computed using the treasury stock method.

Derivatives

        Derivative instruments are carried at fair value in the Company's financial statements. The accounting for changes in the fair value of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship, and further, by the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income, net of related tax, and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item (i.e., the ineffective portion), if any, is recognized in current earnings during the period. For derivative instruments designated and qualifying as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or liability or an identified portion thereof that is attributable to the hedged risk), the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values. At the inception of a hedge, the Company documents certain items, including but not limited to the following: the relationship between hedging instruments and hedged items, Company risk management objectives, hedging strategies, and the evaluation of hedge transaction effectiveness. Documentation includes linking all derivatives designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

        The Company sells financial assets in the normal course of business, the majority of which are residential mortgage loan sales through established programs, commercial loan sales through participation agreements, and other individual or portfolio loan and securities sales. In accordance with accounting guidance for asset transfers, the Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. With the exception of servicing and certain performance-based guarantees, the Company's continuing involvement with financial assets sold is minimal and generally limited to market customary representation and warranty clauses.

        When the Company sells financial assets, it may retain servicing rights and/or other interests in the financial assets. The gain or loss on sale depends on the previous carrying amount of the transferred financial assets and the consideration received and any liabilities incurred in exchange for the transferred assets. Upon transfer, any servicing assets and other interests held by the Company are carried at the lower of cost or fair value.

Segment Reporting

        All of the Company's operations are considered by management to be aggregated in one reportable operating segment.

Recent Accounting Pronouncements

        In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes ("ASU 2013-30"). The amendments in ASU 2013-30 permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. ASU 2013-30 may impact the accounting for interest rate hedging relationships entered into after July 17, 2013.

        In January 2014, the FASB issued ASU No. 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects ("ASU 2014-01"). The amendments in ASU 2014-01 provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The Company does not expect ASU 2014-01 to have material impact on the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

        In January 2014, the FASB issued ASU No. 2014-04, Receivables (Topic 310): Troubled Debt Restructurings by Creditors ("ASU 2014-04"). The amendments clarify that when an in substance repossession or foreclosure occurs, a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (i) the amount of foreclosed residential real estate property held by the creditor and (ii) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments ASU 2014-04 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in ASU 2014-04 using either a modified retrospective transition method or a prospective transition method. Under the modified retrospective transition method, an entity should apply the amendments by means of a cumulative-effect adjustment to residential consumer mortgage loans and foreclosed residential real estate properties existing as of the beginning of the annual period for which the amendments are effective. The Company does not expect ASU 2014-04 to have material impact on the consolidated financial statements.

        In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity's results and operations would qualify as discontinued operations. In addition, ASU 2014-08 (1) expands the disclosure requirements for disposals that meet the definition of a discontinued operation, (2) requires entities to disclose information about disposals of individually significant components, and (3) updates the current definition of "discontinued operations." The amendments are effective prospectively within annual periods beginning on or after December 15, 2014. The Company does not expect ASU 2014-08 to have a material impact on the consolidated financial statements.

        In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures ("ASU 2014-11"). ASU 2014-11 changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. ASU 2014-11 also requires two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. ASU 2014-11 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is not permitted. The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Available-for-sale Securities

        The following presents a summary of the amortized cost, gross unrealized holding gains and losses, and fair value of securities available for sale.

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government agency securities	$48,415	$31	$(28)	$48,418
Agency mortgage-backed securities	66,744	3	(1,284)	65,463

	$115,159	$34	$(1,312)	$113,881

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government agency securities	$45,289	$44	$—	$45,333
Agency mortgage-backed securities	78,944	—	(2,680)	76,264

	$124,233	$44	$(2,680)	$121,597

        At June 30, 2014, the Company held no securities of any single issuer (excluding the U. S. Government and federal agencies) with a book value that exceeded 10 percent of shareholders' equity.

        When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on sale. The following table summarizes realized gains and losses on available-for-sale securities.

	Year Ended June 30,
	2014	2013
	(Dollars in thousands)
Gross realized gains	$—	$831
Gross realized losses	—	(39)

Net security gains	$—	$792

        At June 30, 2014, investment securities with a fair value of approximately $33.1 million were pledged as collateral to secure outstanding wholesale repurchase agreements and FHLB advances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Available-for-sale Securities (Continued)

        The following summarizes the Company's gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2014
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agency securities	$24,141	$(28)	$—	$—	$24,141	$(28)
Agency mortgage-backed securities	—	—	62,734	(1,284)	62,734	(1,284)

	$24,141	$(28)	$62,734	$(1,284)	$86,875	$(1,312)

	June 30, 2013
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agency securities	$—	$—	$—	$—	$—	$—
Agency mortgage-backed securities	76,264	(2,680)	—	—	76,264	(2,680)

	$76,264	$(2,680)	$—	$—	$76,264	$(2,680)

        There were no other-than-temporary impairment losses on securities during the years ended June 30, 2014 and 2013.

        At June 30, 2014, the Company had 21 securities in a continuous loss position for greater than twelve months. At June 30, 2014, all of the Company's available-for-sale securities were issued or guaranteed by either government agencies or government-sponsored enterprises. The decline in fair value of the Company's available-for-sale securities at June 30, 2014 is attributable to changes in interest rates.

        Management of the Company, in addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company's investment portfolio, also considers the Company's ability and intent to hold such securities to maturity or recovery of cost. Management does not believe any of the Company's available-for-sale securities are other-than-temporarily impaired at June 30, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Available-for-sale Securities (Continued)

        The amortized cost and fair values of available-for-sale debt securities by contractual maturity are shown below as of June 30, 2014. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within one year	$—	$—
Due after one year through five years	48,415	48,418
Due after five years through ten years	33,897	33,536
Due after ten years	32,847	31,927

	$115,159	$113,881

3. Loans, Allowance for Loan Losses and Credit Quality

        The composition of the Company's loan portfolio is as follows on the dates indicated.

	June 30, 2014			June 30, 2013
	Originated	Purchased	Total	Originated	Purchased	Total
	(Dollars in thousands)
Residential real estate	$116,972	$3,687	$120,659	$89,734	$2,706	$92,440
Home equity	27,975	—	27,975	35,389	—	35,389
Commercial real estate	116,617	199,481	316,098	100,444	164,046	264,490
Commercial business	41,518	282	41,800	29,686	34	29,720
Consumer	9,884	—	9,884	13,337	—	13,337

Total loans	$312,966	$203,450	$516,416	$268,590	$166,786	$435,376

        Loans pledged as collateral with the FHLB for outstanding borrowings and additional borrowing capacity totaled $187.6 million and $56.7 at June 30, 2014 and 2013, respectively.

        Loans serviced for others totaled $82.0 million and $97.1 million at June 30, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans, Allowance for Loan Losses and Credit Quality (Continued)

Allowance for Loan Losses and Impaired Loans

        Activity in the allowance for loan losses follows.

	Year ended June 30, 2014
	Residential Real Estate	Commercial Real Estate	Commercial & Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$594	$173	$70	$189	$76	$41	$1,143
Provision	190	211	13	(66)	190	(6)	532
Recoveries	63	—	8	25	1	—	97
Charge-offs	(267)	(26)	(43)	(69)	—	—	(405)

Ending balance	$580	$358	$48	$79	$267	$35	$1,367

	Year ended June 30, 2013
	Residential Real Estate	Commercial Real Estate	Commercial & Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$214	$93	$292	$225	$—	$—	$824
Provision	743	158	(26)	83	123	41	1,122
Recoveries	6	10	7	29	—	—	52
Charge-offs	(369)	(88)	(203)	(148)	(47)	—	(855)

Ending balance	$594	$173	$70	$189	$76	$41	$1,143

        The following table sets forth information regarding the allowance for loan losses by portfolio segment and impairment methodology.

	June 30, 2014
	Residential Real Estate	Commercial Real Estate	Commercial & Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$190	$84	$—	$6	$166	$—	$446
Collectively evaluated	390	274	48	73	—	35	820
ASC 310-30	—	—	—	—	101	—	101

Total	$580	$358	$48	$79	$267	$35	$1,367

Loans:
Individually evaluated	$2,314	$2,549	$—	$240	$4,747	$—	$9,850
Collectively evaluated	142,633	114,068	41,518	9,644	—	—	307,863
ASC 310-30	—	—	—	—	198,703	—	198,703

Total	$144,947	$116,617	$41,518	$9,884	$203,450	$—	$516,416

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans, Allowance for Loan Losses and Credit Quality (Continued)

	June 30, 2013
	Residential Real Estate	Commercial Real Estate	Commercial & Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$235	$85	$63	$23	$65	$—	$471
Collectively evaluated	359	88	7	166	—	41	661
ASC 310-30	—	—	—	—	11	—	11

Total	$594	$173	$70	$189	$76	$41	$1,143

Loans:
Individually evaluated	$2,626	$1,558	$110	$149	$1,129	$—	$5,572
Collectively evaluated	122,497	98,886	29,576	13,188	—	—	264,147
ASC 310-30	—	—	—	—	165,657	—	165,657

Total	$125,123	$100,444	$29,686	$13,337	$166,786	$—	$435,376

        The following table sets forth information regarding impaired loans. Loans accounted for under ASC 310-30 that have performed based on cash flow and accretable yield expectations determined at date of acquisition are not considered impaired assets and have been excluded from the tables below.

	At June 30, 2014			For the Year Ended June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)			(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$1,005	$1,081	$—	$1,038	$41
Consumer	200	205	—	132	8
Commercial real estate	1,368	1,371	—	782	40
Commercial business	—	—	—	51	8
Purchased:
Commercial real estate	2,857	4,148	—	2,639	89

Total	5,430	6,805	—	4,642	186
Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,309	1,278	190	1,323	65
Consumer	40	47	6	75	5
Commercial real estate	1,181	1,187	84	1,131	78
Commercial business	—	—	—	30	1
Purchased:
Commercial real estate	1,890	2,215	166	1,228	76

Total	4,420	4,727	446	3,787	225

Total impaired loans	$9,850	$11,532	$446	$8,429	$411

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans, Allowance for Loan Losses and Credit Quality (Continued)

	At June 30, 2013			For the Year Ended June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)			(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$1,158	$1,225	$—	$891	$42
Consumer	88	93	—	59	4
Commercial real estate	434	479	—	1,183	70
Commercial business	47	101	—	144	3
Purchased:
Commercial real estate	928	1,279	—	397	18

Total	2,655	3,177	—	2,674	137
Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,468	1,420	235	1,045	75
Consumer	61	61	23	55	4
Commercial real estate	1,124	1,131	85	750	32
Commercial business	63	98	63	189	—
Purchased:
Commercial real estate	201	276	65	40	3

Total	2,917	2,986	471	2,079	114

Total impaired loans	$5,572	$6,163	$471	$4,753	$251

Credit Quality

        The Company utilizes a ten-point internal loan rating system for commercial real estate, construction, commercial business, and certain residential loans as follows:

          Loans rated 1-6: Loans in these categories are considered "pass" rated loans. Loans in categories 1-5 are considered to have low to average risk. Loans rated 6 are considered marginally acceptable business credits and have more than average risk.

          Loans rated 7: Loans in this category are considered "special mention." These loans show signs of potential weakness and are being closely monitored by management.

          Loans rated 8: Loans in this category are considered "substandard." Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified have a well-defined weakness or weaknesses that jeopardize the orderly liquidation of the debt.

          Loans rated 9: Loans in this category are considered "doubtful." Loans classified as doubtful have all the weaknesses inherent in one graded 8 with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans, Allowance for Loan Losses and Credit Quality (Continued)

          Loans rated 10: Loans in this category are considered "loss" and of such little value that their continuance as loans is not warranted.

        On an annual basis, or more often if needed, the Company formally reviews the ratings of all loans subject to risk ratings. Semi-annually, the Company engages an independent third-party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process. Risk ratings on purchased loans, with and without evidence of credit deterioration at acquisition, are determined relative to the Company's recorded investment in that loan, which may be significantly lower than the loan's unpaid principal balance.

        The following tables present the Company's loans by risk rating.

	June 30, 2014
	Originated Portfolio
	Commercial Real Estate	Commercial Business	Residential(1)	Purchased Portfolio	Total
	(Dollars in thousands)
Loans rated 1 - 6	$110,044	$41,271	$11,941	$189,986	$353,242
Loans rated 7	4,880	46	940	8,619	14,485
Loans rated 8	1,693	201	670	4,845	7,409
Loans rated 9	—	—	—	—	—
Loans rated 10	—	—	—	—	—

	$116,617	$41,518	$13,551	$203,450	$375,136

	June 30, 2013
	Originated Portfolio
	Commercial Real Estate	Commercial Business	Residential(1)	Purchased Portfolio	Total
	(Dollars in thousands)
Loans rated 1 - 6	$95,876	$29,340	$13,110	$161,965	$300,291
Loans rated 7	3,537	82	638	3,226	7,483
Loans rated 8	1,031	264	527	1,595	3,417
Loans rated 9	—	—	—	—	—
Loans rated 10	—	—	—	—	—

	$100,444	$29,686	$14,275	$166,786	$311,191

(1)
Certain of the Company's loans made for commercial purposes, but secured by residential collateral, are rated under the Company's risk-rating system.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans, Allowance for Loan Losses and Credit Quality (Continued)

Past Due and Nonaccrual Loans

        The following is a summary of past due and non-accrual loans.

	June 30, 2014
	30-59 Days	60-89 Days	Past Due 90 Days or More-Still Accruing	Past Due 90 Days or More- Nonaccrual	Total Past Due	Total Current	Total Loans	Non- Accrual Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$222	$728	$—	$1,573	$2,523	$114,449	$116,972	$1,743
Home equity	109	7	—	120	236	27,739	27,975	160
Commercial real estate	126	136	—	629	891	115,726	116,617	1,162
Commercial business	—	—	—	—	—	41,518	41,518	5
Consumer	188	24	—	49	261	9,623	9,884	139

Total originated portfolio	645	895	—	2,371	3,911	309,055	312,966	3,209
Purchased portfolio:
Residential real estate	—	—	—	—	—	3,687	3,687	—
Commercial business	—	—	—	—	—	282	282	—
Commercial real estate	—	—	—	1,995	1,995	197,486	199,481	4,116

Total purchased portfolio	—	—	—	1,995	1,995	201,455	203,450	4,116

Total loans	$645	$895	$—	$4,366	$5,906	$510,510	$516,416	$7,325

	June 30, 2013
	30-59 Days	60-89 Days	Past Due 90 Days or More-Still Accruing	Past Due 90 Days or More- Nonaccrual	Total Past Due	Total Current	Total Loans	Non- Accrual Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$278	$408	$—	$1,965	$2,651	$87,083	$89,734	$2,346
Home equity	53	47	—	253	353	35,036	35,389	334
Commercial real estate	91	326	—	98	515	99,929	100,444	473
Commercial business	—	—	—	44	44	29,642	29,686	110
Consumer	193	77	—	117	387	12,950	13,337	136

Total originated portfolio	615	858	—	2,477	3,950	264,640	268,590	3,399
Purchased portfolio:
Residential real estate	—	—	—	—	—	2,706	2,706	—
Commercial business	—	—	—	—	—	34	34	—
Commercial real estate	—	2,210	—	1,135	3,345	160,701	164,046	1,457

Total purchased portfolio	—	2,210	—	1,135	3,345	163,441	166,786	1,457

Total loans	$615	$3,068	$—	$3,612	$7,295	$428,081	$435,376	$4,856

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans, Allowance for Loan Losses and Credit Quality (Continued)

Troubled Debt Restructurings

        The following table shows the Company's post-modification balance of TDRs by type of modification.

	Year Ended June 30,
	2014		2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Extended maturity	5	$2,082	4	$180
Adjusted interest rate	2	118	5	240
Rate and maturity	6	306	6	736
Principal deferment	2	341	2	72
Court ordered concession	2	50	4	184
Other	2	171	4	205

	19	$3,068	25	$1,617

        The following table shows loans modified in a TDR and the change in the recorded investment subsequent to the modifications.

	Year Ended June 30,
	2014			2013
	Number of Contracts	Recorded Investment Pre-Modification	Recorded Investment Post-Modification	Number of Contracts	Recorded Investment Pre-Modification	Recorded Investment Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	4	$164	$164	12	$1,113	$1,113
Home equity	2	22	22	4	158	158
Commercial real estate	5	691	691	1	103	50
Commercial business	1	18	18	—	—	—
Consumer	4	144	144	6	16	16

Total originated portfolio	16	1,039	1,039	23	1,390	1,337
Purchased portfolio:
Residential real estate	—	—	—	—	—	—
Commercial real estate	3	1,990	2,029	2	207	280

Total purchased portfolio	3	1,990	2,029	2	207	280

Total	19	$3,029	$3,068	25	$1,597	$1,617

        As of June 30, 2014, there were no further commitments to lend associated with loans modified in a TDR.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans, Allowance for Loan Losses and Credit Quality (Continued)

        The following table shows the loans that have been modified during the past twelve months which have subsequently defaulted during the periods indicated. The Company considers a loan to have defaulted when it reaches 90 days past due.

	Year Ended June 30,
	2014		2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Residential	3	$163	—	$—
Home equity	—	—	1	36
Consumer	1	10	—	—

	4	$173	1	$36

ASC 310-30 Loans

        The following table presents a summary of loans accounted for under ASC 310-30 that were acquired by the Company during the year ended June 30, 2014 (dollars in thousands).

Contractually required payments receivable	$116,786
Nonaccretable difference	(1,564)

Cash flows expected to be collected	115,222
Accretable yield	(35,399)

Fair value of loans acquired	$79,823

        The following table summarizes the activity in the accretable yield for loans accounted for under ASC 310-30 during the year ended June 30, 2014 (dollars in thousands).

Beginning balance	$108,251
Accretion	(15,433)
Acquisitions	35,399
Reclassifications from nonaccretable difference, net	791
Disposals and other changes	(19,968)

End balance	$109,040

        The following table provides information related to the unpaid principal balance and carrying amounts of ASC 310-30 loans.

	June 30, 2014	June 30, 2013
	(Dollars in thousands)
Unpaid principal balance	$239,376	$203,755

Carrying amount	$201,171	$166,506

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Premises and Equipment

        Premises and equipment consists of the following:

	June 30, 2014	June 30, 2013	Estimated Useful Life
	(Dollars in thousands)		(In years)
Land	$940	$940	n/a
Buildings	2,119	2,120	39
Assets recorded under capital lease	1,850	1,850	Term of lease
Leasehold and building improvements	2,330	2,310	5 - 39 (or term of lease, if shorter)
Furniture, fixtures and equipment	7,286	6,295	3 - 7

	14,525	13,515
Less accumulated depreciation	5,390	3,440

Net premises and equipment	$9,135	$10,075

        Depreciation and amortization of premises and equipment included in occupancy and equipment expense was $2.0 million for the year ended June 30, 2014 and $1.7 million for the year ended June 30, 2013.

5. Intangible Assets

        At June 30, 2014 and 2013, intangible assets consisted of a core deposit intangible. The Company's core deposit intangible is being amortized on an accelerated basis over 9.5 years.

        The changes in the carrying amount of the core deposit intangible follow (dollars in thousands).

Balance, June 30, 2012	$4,487
Amortization	(943)

Balance, June 30, 2013	3,544
Amortization	(746)

Balance, June 30, 2014	$2,798

        The components of core deposit intangible follow at June 30:

	2014	2013
	(Dollars in thousands)
Core Deposit Intangible:
Gross carrying amount	$6,348	$6,348
Accumulated amortization	(3,550)	(2,804)

	$2,798	$3,544

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Intangible Assets (Continued)

        Estimated annual amortization expense associated with the core deposit intangible follows for the fiscal years ending June 30 (dollars in thousands).

2015	$589
2016	477
2017	432
2018	433
2019	433
2020	434

$2,798

6. Deposits

        The composition of deposits at June 30 follows:

	2014	2013
	(Dollars in thousands)
Demand	$50,140	$46,425
NOW	63,648	57,334
Money market	83,901	84,416
Regular savings	34,692	33,636
Time certificates of less than $100 thousand	90,644	99,373
Other time certificates	251,304	163,439

	$574,329	$484,623

        The scheduled maturities of time certificates at June 30, 2014 by fiscal year follow (dollars in thousands):

2015	$170,791
2016	57,599
2017	65,097
2018	27,191
2019	20,885
Thereafter	385

$341,948

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Borrowings

Federal Home Loan Bank Advances

        A summary of advances from the Federal Home Loan Bank of Boston as of June 30 follows:

	Unpaid Principal Balance		Carrying Amount(1)		Weighted Average Interest Rate
Maturity By Fiscal Year	2014	2013	2014	2013	2014	2013
	(Dollars in thousands)
2015	$27,500	$12,500	$27,523	$12,626	1.55%	3.03%
2016	—	—	—	—	—	—
2017	10,000	10,000	10,210	10,296	4.26	4.26
2018	5,000	5,000	5,091	5,118	4.29	4.29

	$42,500	$27,500	$42,824	$28,040	2.51	3.71

(1)
The difference between the carrying amount and the unpaid principal balance is the result of purchase accounting. The premium or discount is being amortized or accreted as interest expense over the instrument's contractual life.

        At June 30, 2014, FHLB advances with unpaid principal of $10.0 million were subject to call provisions and may be called prior to the stated maturity.

        Certain mortgage loans, free of liens, pledges and encumbrances and certain investment securities maintained at the FHLB not otherwise pledged have been pledged under a blanket agreement to secure these advances. The Company is required to own stock in the Federal Home Loan Bank of Boston in order to borrow from the FHLB.

        As of June 30, 2014, the Company had a $2.1 million line of credit arrangement with the FHLB which was fully available. Also at June 30, 2014, the Company had approximately $88.0 million of additional capacity to borrow from the FHLB.

Wholesale Repurchase Agreements

        A summary of wholesale repurchase agreements as of June 30 follows:

	Unpaid Principal Balance		Carrying Amount(1)		Weighted Average Interest Rate
Maturity By Fiscal Year	2014	2013	2014	2013	2014	2013
	(Dollars in thousands)
2014	$—	$15,000	$—	$15,035	—%	3.82%
2015	—	—	—	—	—	—
2016	10,000	10,000	10,199	10,362	4.44	4.44

	$10,000	$25,000	$10,199	$25,397	4.44	4.07

(1)
The difference between the carrying amount and the unpaid principal balance is the result of purchase accounting. The premium or discount is being amortized or accreted as interest expense over the instrument's contractual life.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Borrowings (Continued)

        At June 30, 2014, $10.0 million of wholesale repurchase agreements maturing in fiscal 2016 are callable on a quarterly basis.

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

        The future minimum lease payments over the remaining term of the lease and the outstanding capital lease obligation at June 30, 2014 are as follows for years ending June 30 (dollars in thousands):

2015	$264
2016	303
2017	306
2018	306
2019	306
2020 and thereafter	331

1,816
Imputed interest	(258)

Capital lease obligation	$1,558

Short-Term Borrowings

        Short-term borrowings are sweep accounts, which are a demand account product that moves balances in excess of an agreed upon target amount from a demand deposit account into an interest-bearing account overnight. The sweep account is collateralized with a letter of credit issued by the FHLBB. The weighted average interest rate on short-term borrowings was 1.35% and 0.00% at June 30, 2014 and 2013, respectively.

8. Junior Subordinated Debentures Issued to Affiliated Trusts

        NBN Capital Trust II and NBN Capital Trust III were created in December 2003. NBN Capital Trust IV was created in December 2004. Each such trust is a Delaware statutory trust (together, the "Private Trusts"). The exclusive purpose of the Private Trusts was (i) issuing and selling common securities and preferred securities in a private placement offering (the "Private Trust Securities"), (ii) using the proceeds of the sale of the Private Trust Securities to acquire Junior Subordinated Deferrable Interest Notes ("Junior Subordinated Debentures"); and (iii) engaging only in those other activities necessary, convenient or incidental thereto. Accordingly, the Junior Subordinated Debentures are the sole assets of each of the Private Trusts.

        The following table summarizes the Junior Subordinated Debentures issued by the Company to each affiliated trust and the Private Trust Securities issued by each affiliated trust at June 30, 2014. Amounts include the junior subordinated debentures acquired by the affiliated trusts from the Company with the capital contributed by the Company in exchange for the common securities of such

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Junior Subordinated Debentures Issued to Affiliated Trusts (Continued)

trust, which were $93 thousand each for NBN Capital Trust II and III and $310 thousand for NBN Capital Trust IV. The trust preferred securities (the "Preferred Securities") were sold in two separate private placement offerings. The Company has the right to redeem the Junior Subordinated Debentures, in whole or in part, on or after March 30, 2009, for NBN Capital Trust II and III, and on or after February 23, 2010, for NBN Capital Trust IV, at the redemption price specified in the associated Indenture, plus accrued but unpaid interest to the redemption date.

		Unpaid Principal Balance
				Carrying Amount(1)
	Maturity Date
		2014	2013	2014	2013
		(Dollars in thousands)
NBN Capital Trust II	March 30, 2034	$3,093	$3,093	$1,804	$1,775
NBN Capital Trust III	March 30, 2034	3,093	3,093	1,804	1,775
NBN Capital Trust IV	February 23, 2035	10,310	10,310	4,832	4,718

		$16,496	$16,496	$8,440	$8,268

(1)
The difference between the carrying amount and the unpaid principal balance is the result of purchase accounting. The premium or discount is being amortized or accreted as interest expense over the instrument's contractual life.

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

        The Junior Subordinated Debentures each have variable rates indexed to three-month LIBOR. During the fiscal year ended June 30, 2010, the Company purchased two interest rate caps and an interest rate swap to hedge the interest rate risk on notional amounts of $6 million and $10 million, respectively, of the Company's Junior Subordinated Debentures. Each was a cash flow hedge to manage the risk to net interest income in a period of rising rates.

        The interest rate caps hedge the junior subordinated debt resulting from the issuance of trust preferred securities by our affiliates NBN Capital Trust II and NBN Capital Trust III. The notional amount of $3 million for each interest rate cap represents the outstanding junior subordinated debt from each trust. The strike rate is 2.505%. The Company will recognize higher interest expense on the junior subordinated debt for the first 200 basis points increase in three-month LIBOR. Once the three-month LIBOR rate exceeds 2.505% on a quarterly reset date, there will be a payment by the counterparty to the Company at the following quarter end. The effective date of the purchased interest rate caps was September 30, 2009 and mature five years thereafter.

        The interest rate swap hedges the junior subordinated debt resulting from the issuance of trust preferred stock by our affiliate NBN Capital Trust IV. The notional amount of $10 million represents the outstanding junior subordinated debt from this trust. Under the terms of the interest rate swap, the Company pays a fixed rate of 4.69% quarterly for a period of five years from the effective date of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Junior Subordinated Debentures Issued to Affiliated Trusts (Continued)

February 23, 2010. The Company receives quarterly interest payments of three month LIBOR plus 1.89% over the same term.

9. Capital and Regulatory Matters

        The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."

        As of June 30, 2014 and 2013, the most recent notification from the Company's and the Bank's regulator categorized the Company and the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's regulatory designation as "well-capitalized" under the regulatory framework for prompt corrective action.

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios as set forth in the table below. At June 30, 2014 and 2013, the Company's and the Bank's ratios exceeded the regulatory requirements. Management believes that the Company and the Bank met all capital adequacy requirements to which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Capital and Regulatory Matters (Continued)

they were subject as of June 30, 2014 and 2013. The Company's and the Bank's regulatory capital ratios are set forth below.

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Correction Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
June 30, 2014:
Total capital to risk weighted assets:
Company	$120,818	23.69%	$40,808	≥8.0%	$	N/A	N/A
Bank	103,160	20.12%	41,027	≥8.0%		51,284	≥10.0%
Tier 1 capital to risk weighted assets:
Company	119,421	23.41%	20,404	≥4.0%		N/A	N/A
Bank	99,256	19.35%	20,514	≥4.0%		30,771	≥6.0%
Tier 1 capital to average assets:
Company	119,421	15.90%	30,049	≥4.0%		N/A	N/A
Bank	99,256	13.22%	30,028	≥4.0%		37,536	≥5.0%
June 30, 2013:
Total capital to risk weighted assets:
Company	$122,291	27.54%	$35,520	≥8.0%	$	N/A	N/A
Bank	99,527	22.30%	35,709	≥8.0%		44,637	≥10.0%
Tier 1 capital to risk weighted assets:
Company	121,148	27.29%	17,760	≥4.0%		N/A	N/A
Bank	95,485	21.39%	17,855	≥4.0%		26,782	≥6.0%
Tier 1 capital to average assets:
Company	121,148	17.78%	27,255	≥4.0%		N/A	N/A
Bank	95,485	14.08%	27,121	≥4.0%		33,902	≥5.0%

        The Bank may not declare or pay a cash dividend on, or repurchase, any of its capital stock from the Parent if the effect thereof would cause the capital of the Bank to be reduced below the capital requirements imposed by the regulatory authorities or if such amount exceeds the otherwise allowable amount under FRB rules.

        In connection with the Merger, as part of the regulatory approval process, the Company and the Bank made certain commitments to the Federal Reserve, the most significant of which are (i) to maintain a Tier 1 leverage ratio of at least 10%, (ii) to maintain a total risk-based capital ratio of at least 15%, (iii) to limit purchased loans to 40% of total loans, (iv) to fund 100% of the Company's loans with core deposits (defined as non-maturity deposits and non-brokered insured time deposits), and (v) to hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total risk-based capital. On June 28, 2013, the Federal Reserve approved the amendment of the commitment to hold commercial real estate loans to within 300% of total risk-based capital to exclude owner-occupied commercial real estate loans. All other commitments made to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Capital and Regulatory Matters (Continued)

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

	Year ended June 30,
	2014	2013
	(Dollars in thousands, except share and per share data)
Net income from continuing operations	$2,692	$4,420
Preferred stock dividends and accretion	—	(355)

Net income from continuing operations available to common shareholders	$2,692	$4,065

Weighted average shares used in calculation of basic earnings per share	10,404,784	10,409,588
Incremental shares from assumed exercise of dilutive securities	—	—

Weighted average shares used in calculation of diluted earnings per share	10,404,784	10,409,588

Earnings per common share:
Income from continuing operations	$0.26	$0.38
Income from discontinued operations	0.00	0.01

Earnings per common share	$0.26	$0.39

Diluted earnings per common share:
Income from continuing operations	$0.26	$0.38
Income from discontinued operations	0.00	0.01

Diluted earnings per common share	$0.26	$0.39

        Average anti-dilutive options and warrants excluded from the calculation of dilutive earnings per share follow:

	Year ended June 30,
	2014	2013
Stock options	1,149,131	963,549
Warrants	—	31,365

	1,149,131	994,914

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes

        The current and deferred components of income tax expense from continuing operations follows:

	Year Ended June 30,
	2014	2013
	(Dollars in thousands)
Current provision
Federal	$3,518	$2,115
State	733	194

Total current provision	4,251	2,309
Deferred benefit
Federal	(2,482)	(428)
State	(190)	—

Total deferred benefit	(2,672)	(428)

Total tax provision	$1,579	$1,881

        The reconciliation between the statutory federal income tax rate of 34% and the effective tax rate on income from continuing operations follows:

	Year Ended June 30,
	2014	2013
	(Dollars in thousands)
Expected income tax expense at federal tax rate	$1,450	$2,100
State tax, net of federal tax benefit	359	128
Non-taxable BOLI income	(153)	(244)
Low-income housing tax credit	(118)	(118)
Other	41	15

Total tax provision	$1,579	$1,881

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)

        The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30 follows:

	2014	2013
	(Dollars in thousands)
Deferred tax assets
Allowance for loan losses	$501	$378
Loan basis differential	3,198	931
Time deposit basis differential	68	252
Derivative basis differential	30	89
Capital lease	585	127
Compensation and benefits	460	138
Stock-based compensation	897	584
Unrealized loss on derivatives	225	89
Unrealized loss on available for sale securities	434	896
Interest on nonperforming loans	312	266
Limited partnerships	100	123
Other	733	232

Total deferred tax asset	7,543	4,105
Deferred tax liabilities
Intangible assets	1,050	1,205
Prepaid expenses	238	56
Premises and equipment	1,443	761
Borrowings basis differential	2,811	2,479
Other	113	63

Total deferred tax liability	5,655	4,564

Net deferred tax asset (liability)	$1,888	$(459)

        The net deferred tax asset was included in other assets in the accompanying balance sheet as of June 30, 2014.

        The net deferred tax liability was included in other liabilities in the accompanying balance sheet as of June 30, 2013.

        At June 30, 2014, the Company has determined that a valuation allowance is not required for any of its deferred tax assets since it is more likely than not that these assets will be realized.

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

        From time to time, the Internal Revenue Service (the "IRS") and state tax authorities may review or challenge specific tax positions taken by the Company in its ordinary course of business. The Company accounts for uncertainties in income taxes by reserving for tax positions that may not be upheld under examination. Increases to the Company's unrealized tax positions occur as a result of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)

accruing for the unrecognized tax benefit as well the accrual of interest and penalties related to prior year positions. Decreases in the Company's unrealized tax positions occur as a result of the statute of limitation lapsing on prior year positions or settlements relating to outstanding positions. The Company reserves for uncertain tax positions, as well as related interest and penalties, as a component of income tax expense therefore affecting the effective tax rate. The following is a reconciliation of the beginning and ending amounts of the Company's uncertain tax positions:

	Tax Position	Interest and Penalties	Total
(Dollars in thousands)
Balance, June 30, 2012	$—	$—	$—
Reduction of tax positions for prior years	—	—	—
Increase for prior year tax position	—	—	—
Increase for current year tax position	—	—	—

Balance, June 30, 2013	$—	$—	$—

Reduction of tax positions for prior years	—	—	—
Increase for prior year tax position	101	12	113
Increase for current year tax position	—	—	—

Balance, June 30, 2014	$101	$12	$113

        The Company is currently open to audit under the statute of limitations by the IRS and state taxing authorities for the fiscal 2011 tax return and forward.

12. Employee Benefit Plans

401(k) Plan

        The Company offers a contributory 401(k) plan that is available to all full-time salaried and hourly-paid employees who have attained age 18, and completed 90 days of employment. Employees may contribute up to 100% of their base compensation, subject to IRS limitations. The Company will match 50% of each employee's contribution up to the first 6% contributed. For the years ended June 30, 2014 and 2013, the Company contributed $341 thousand and $350 thousand, respectively.

Deferred Compensation

        The Company has individual deferred compensation agreements with five former senior officers. The Company recognized deferred compensation expense of $80 thousand and $160 thousand for the years ended June 30, 2014 and 2013, respectively. At June 30, 2014 and 2013, the Company's deferred compensation liability was $485 thousand and $405 thousand, respectively.

13. Stock-Based Compensation

        At the 2012 annual meeting of shareholders, the Company's shareholders approved the Northeast Bancorp Amended and Restated 2010 Stock Option and Incentive Plan (the "Restated Plan"). The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock-Based Compensation (Continued)

Restated Plan amends and restates the Northeast Bancorp 2010 Option and Incentive Plan (the "2010 Plan"). The key material differences between the 2010 Plan and the Restated Plan are:

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

        A summary of stock option activity for the year ended June 30, 2014 follows:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,173,667	$12.44
Granted	20,000	9.30
Exercised	—	—
Forfeited	(50,472)	10.35

Outstanding at end of year	1,143,195	12.48

Exercisable	223,706	13.92

	Shares	Weighted Average Grant Date Fair Value
Exercisable, beginning of year	126,714	$3.86
Vested	103,472	3.61
Exercised	—	—
Forfeited or expired	(6,480)	3.85

Exercisable, end of year	223,706	3.74

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock-Based Compensation (Continued)

        The fair values of options granted have been estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions.

	Year Ended June 30,
	2014	2013
Assumptions:
Dividend yield	3.85%	3.86%
Expected life	7.0 years	6.5 years
Expected volatility	30.38%	30.47%
Risk-free interest rate	2.14%	1.26%
Weighted average fair value per option	$1.95	$1.79

        The expected volatility is based on historical volatility. The risk-free interest rate is for periods within the expected life of the awards, and is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on expected exercise experience.

        During the year ended June 30, 2013, certain provisions of outstanding stock options with market-based conditions were modified. The options, consisting of 237,616 shares, were granted to three executives of the Company in December of 2010 and were to vest in three equal tranches upon the Company's common stock reaching applicable hurdle prices over specified time periods. The applicable hurdle price varies depending on the number of years that have elapsed since the date of grant. With respect to the first tranche, the applicable hurdle price was $27.86 for the period from December 29, 2010 through December 29, 2015; $31.34 for the period from December 29, 2015 through December 29, 2016; and $34.83 for the period from December 29, 2016 through December 29, 2017. With respect to the second tranche, the hurdle price was $31.34 for the period from December 29, 2010 through December 29, 2016; and $34.83 for the period from December 29, 2016 through December 29, 2017. With respect to the third tranche, the hurdle price was $34.83 for the period from December 29, 2010 through December 29, 2017.

        The Company's Compensation Committee approved amending the hurdle prices as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock-Based Compensation (Continued)

        The incremental expense resulting from the modification was calculated as the difference between the stock option's fair value immediately before and after the modification using the Hull-White option pricing model and the following weighted-average assumptions:

Assumptions:
Dividend yield	3.72%
Expected life	7.8 years
Expected volatility	28.45% - 32.84%
Risk-free interest rate	0.07% - 1.54%
Incremental weighted average fair value per option	$0.52

        The following table summarizes information about stock options outstanding at June 30, 2014.

Options Outstanding				Options Exercisable
(Dollars in thousands, except per share data)
Weighted Average Exercise Price	Number	Weighted Average Remaining Life	Aggregate Intrinsic Value	Weighted Average Exercise Price	Number	Weighted Average Remaining Life	Aggregate Intrinsic Value
$9.30	20,000	9.64 years	$5	$9.30		9.64 years	$—
9.38	356,248	8.59	68	9.38	6,612	8.59	1
12.63	32,500	7.58	—	12.63	—	7.58	—
13.93	572,437	6.50	—	13.93	168,491	6.50	—
14.52	162,010	6.50	—	14.52	48,603	6.50	—

12.48	1,143,195	7.24	$73	12.48	223,706	6.57	$1

        A summary of restricted stock activity for the year ended June 30, 2014 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	71,018	$9.84
Granted	—	—
Vested	(1,055)	9.33
Forfeited	(14,149)	11.87

Unvested at end of period	55,814	9.33

        At June 30, 2014 and 2013, the Company has accrued a liability of $48 thousand representing the maximum cash payment for performance-based stock appreciation rights ("SARs") granted in the fiscal year ended June 30, 2011. The SARs expire in December of 2020.

        Stock-based compensation totaled $686 thousand for the year ended June 30, 2014 and $563 thousand for the year ended June 30, 2013. The tax benefit related to stock-based compensation expensed totaled $258 thousand for the year ended June 30, 2014 and $191 thousand for the year

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock-Based Compensation (Continued)

ended June 30, 2013. The estimated amount and timing of future pre-tax stock-based compensation expense to be recognized are as follows.

	Year Ending June 30,
	2015	2016	2017	2018	2019	Total
	(Dollars in thousands)
Stock options	$420	$334	$188	$75	$5	$1,022
Restricted stock	96	96	96	56	—	344

	$516	$430	$284	$131	$5	$1,366

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

        Financial instruments with contract amounts which represent credit risk are as follows as of June 30:

	2014	2013
	(Dollars in thousands)
Commitments to originate loans	$14,282	$13,349
Unused lines of credit	34,657	30,809
Standby letters of credit	166	420

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The Company has recorded an allowance for possible losses on commitments and unfunded loans totaling $30 thousand and $10 thousand recorded in other liabilities at June 30, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Commitments, Contingent Liabilities and Other Off-Balance Sheet Risks (Continued)

        Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of June 30, 2014 and 2013, the maximum potential amount of the Company's obligation was $166 thousand and $420 thousand, respectively, for financial and standby letters of credit. The Company's outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer's underlying line of credit. If the customer's line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Lease Obligations

        The Company leases certain properties used in operations under terms of operating leases that include renewal options. The leases contain renewal options and escalation clauses which provide for increased rental expense as these leases expire. Rental expense under leases totaled $1.3 million for the year ended June 30, 2014 and $1.0 million for the year ended June 30, 2013.

        Approximate future minimum lease payments over the remaining terms of the Company's leases at June 30, 2014 are as follows for fiscal years ending June 30 (dollars in thousands):

2015	$1,158
2016	1,176
2017	979
2018	960
2019	978
2020 and thereafter	3,397

Total	$8,648

Legal Proceedings

        The Company and its subsidiary are parties to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company's consolidated financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Other Comprehensive Income

        The components of other comprehensive income (loss) income follow:

	Year Ended June 30,
	2014			2013
	Pre-tax Amount	Tax Expense (Benefit)	After-tax Amount	Pre-tax Amount	Tax Expense (Benefit)	After-tax Amount
	(Dollars in thousands)
Change in net unrealized gain or loss on available-for-sale securities	$1,358	$462	$896	$(2,469)	$(840)	$(1,629)
Reclassification adjustment for net gains included in net income	—	—	—	(792)	(269)	(523)

Total available-for-sale securities	1,358	462	896	(3,261)	(1,109)	(2,152)

Change in accumulated loss on effective cash flow hedges	(325)	(110)	(215)	192	66	126
Reclassification adjustment for net gains included in net income	(76)	(26)	(50)	(70)	(24)	(46)

Total derivatives and hedging activities	(401)	(136)	(265)	122	42	80

Total other comprehensive income (loss)	$957	$326	$631	$(3,139)	$(1,067)	$(2,072)

        Accumulated other comprehensive loss is comprised of the following components:

	June 30, 2014	June 30, 2013
	(Dollars in thousands)
Unrealized loss on available-for-sale securities	$(1,278)	$(2,636)
Tax effect	434	896

Net-of-tax amount	(844)	(1,740)

Unrealized loss on cash flow hedges	(664)	(263)
Tax effect	225	89

Net-of-tax amount	(439)	(174)

Accumulated other comprehensive loss	$(1,283)	$(1,914)

16. Fair Value Measurements

        Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from one level to another. When market assumptions are not readily available, the Company's own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. If there has been a significant decrease in the volume and level of activity for the asset or liability, regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Fair Value Measurements (Continued)

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

          Level 1—Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

          Level 2—Valuations based on significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

          Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

        To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

        Valuation techniques—There have been no changes in the valuation techniques used during the current period.

        Transfers—There were no transfers of assets and liabilities measured at fair value on a recurring or nonrecurring basis during the current period.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

          Available-for-sale securities— Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Examples of such instruments include publicly-traded common and preferred stocks. If quoted prices are not available, then fair values are estimated by using pricing models (i.e., matrix pricing) and market interest rates and credit assumptions or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. Examples of such instruments include government agency and government sponsored agency mortgage-backed securities, as well as certain preferred and trust preferred stocks. Level 3 securities are securities for which significant unobservable inputs are utilized.

          Derivative financial instruments— The valuation of the Company's interest rate swaps and caps are determined using widely accepted valuation techniques including discounted cash flow analyses on the expected cash flows of derivatives. These analyses reflect the contractual terms of the derivatives, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. Unobservable inputs, such as credit valuation adjustments are insignificant to the overall valuation of the Company's derivative financial instruments. Accordingly, the Company has determined that its interest rate derivatives fall within Level 2 of the fair value hierarchy.

          The fair value of derivative loan commitments and forward loan sale agreements are estimated using the anticipated market price based on pricing indications provided from syndicate banks.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Fair Value Measurements (Continued)

  These commitments and agreements are categorized as Level 2. The fair value of such instruments was nominal at each date presented.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

          Impaired Loans— Valuations of impaired loans measured at fair value are determined by a review of collateral values. Certain inputs used in appraisals are not always observable, and therefore impaired loans are generally categorized as Level 3 within the fair value hierarchy.

          Real Estate Owned and Other Repossessed collateral— The fair values of real estate owned and other repossessed collateral are estimated based upon appraised values less estimated costs to sell. Certain inputs used in appraisals are not always observable, and therefore may be categorized as Level 3 within the fair value hierarchy. When inputs used in appraisals are primarily observable, they are classified as Level 2.

Fair Value of other Financial Instruments:

          Cash and cash equivalents— The fair value of cash, due from banks, interest bearing deposits and FHLB overnight deposits approximates their relative book values, as these financial instruments have short maturities.

          FHLB and Federal Reserve stock— The carrying value of FHLB stock and Federal Reserve stock approximates fair value based on redemption provisions of the FHLB and the Federal Reserve.

          Loans— Fair values are estimated for portfolios of loans with similar financial characteristics. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimates of maturity are based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic conditions, lending conditions and the effects of estimated prepayments.

          Loans held for sale— The fair value of loans held-for-sale is estimated based on bid quotations received from loan dealers.

          Interest receivable— The fair value of this financial instrument approximates the book value as this financial instrument has a short maturity. It is the Company's policy to stop accruing interest on loans past due by more than 90 days. Therefore, this financial instrument has been adjusted for estimated credit loss.

          Deposits— The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW accounts and money market accounts, is equal to the amount payable on demand. The fair values of time deposits are based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. If that value were considered, the fair value of the Company's net assets could increase.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Fair Value Measurements (Continued)

          Borrowings— The fair value of the Company's borrowings with the FHLB is estimated by discounting the cash flows through maturity or the next re-pricing date based on current rates available to the Company for borrowings with similar maturities. The fair value of the Company's short-term borrowings, capital lease obligations, wholesale repurchase agreements and other borrowings is estimated by discounting the cash flows through maturity based on current rates available to the Company for borrowings with similar maturities.

          Off-Balance Sheet Credit-Related Instruments— Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of such instruments was nominal at each date presented.

        Assets and liabilities measured at fair value on a recurring basis are summarized below.

	June 30, 2014
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Securities available-for-sale:
U.S. Government agency securities	$48,418	$—	$48,418	$—
Agency mortgage-backed securities	65,463	—	65,463	—
Other assets—interest rate caps	—	—	—	—
Liabilities
Other liabilities—interest rate swap	$714	$—	$714	$—

	June 30, 2013
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Securities available-for-sale:
U.S. Government agency securities	$45,333	$—	$45,333	$—
Agency mortgage-backed securities	76,264	—	76,264	—
Other assets—interest rate caps	—	—	—	—
Liabilities
Other liabilities—interest rate swap	$389	$—	$389	$—

        Assets measured at fair value on a nonrecurring basis are summarized below.

	June 30, 2014
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$1,467	$—	$—	$1,467
Real estate owned and other repossessed collateral	1,991	—	—	1,991

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Fair Value Measurements (Continued)

	June 30, 2013
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$894	$—	$—	$894
Real estate owned and other repossessed collateral	2,134	—	—	2,134

        The following table presents the estimated fair value of the Company's financial instruments.

		Fair Value Measurements at June 30, 2014
	Carrying Amount
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$82,259	$82,259	$82,259	$—	$—
Available-for-sale securities	113,881	113,881	—	113,881	—
Regulatory stock	4,102	4,102	—	4,102	—
Loans held for sale	11,945	11,945	—	11,945	—
Loans, net	515,049	522,154	—	—	522,154
Accrued interest receivable	1,216	1,216	—	1,216	—
Interest rate caps	—	—	—	—	—
Financial liabilities:
Deposits	574,329	574,868	—	574,868	—
FHLB advances	42,824	43,843	—	43,843	—
Wholesale repurchase agreements	10,199	10,484	—	10,484	—
Short-term borrowings	2,984	2,984	—	2,984	—
Capital lease obligation	1,558	1,701	—	1,701	—
Subordinated debentures	8,440	7,858	—	—	7,858
Interest rate swaps	714	714	—	714	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Fair Value Measurements (Continued)

		Fair Value Measurements at June 30, 2013
	Carrying Amount
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

17. Derivatives

        The Company has stand-alone derivative financial instruments in the form of interest rate caps that derive their value from a fee paid and are adjusted to fair value based on index and strike rate, and swap agreements that derive their value from the underlying interest rate. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure arises in the event of nonperformance by the counterparties to these agreements, and is limited to the net difference between the calculated amounts to be received and paid, if any. Such differences, which represent the fair value of the derivative instruments, are reflected on the Company's balance sheet as derivative assets and derivative liabilities. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail to meet their obligations.

        The Company currently holds derivative instruments that contain credit-risk related features that are in a net liability position, which may require that collateral be assigned to dealer banks. At June 30, 2014, the Company had posted cash collateral totaling $1.3 million with dealer banks related to derivative instruments in a net liability position.

        The Company does not offset fair value amounts recognized for derivative instruments. The Company does not net the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement.

Risk Management Policies—Derivative Instruments

        The Company evaluates the effectiveness of entering into any derivative instrument agreement by measuring the cost of such an agreement in relation to the reduction in net income volatility within an assumed range of interest rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Derivatives (Continued)

Interest Rate Risk Management—Cash Flow Hedging Instruments

        The Company uses variable rate debt as a source of funds for use in the Company's lending and investment activities and other general business purposes. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases. Management believes it is prudent to limit the variability of a portion of its interest payments and, therefore, generally hedges a portion of its variable-rate interest payments.

        Information pertaining to outstanding interest rate caps and swap agreements used to hedge variable rate debt is as follows.

June 30, 2014
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Loss	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$10,000	February 2010	February 2015	3 Mo. LIBOR	2.12%	4.69%	n/a	$(99)	$(165)	Other Liabilities
5,000	July 2013	July 2033	3 Mo. LIBOR	0.23%	3.38%	n/a	(216)	(216)	Other Liabilities
5,000	July 2013	July 2028	3 Mo. LIBOR	0.23%	3.23%	n/a	(200)	(200)	Other Liabilities
5,000	July 2013	July 2023	3 Mo. LIBOR	0.23%	2.77%	n/a	(133)	(133)	Other Liabilities
Interest rate caps:
6,000	September 2009	September 2014	3 Mo. LIBOR	n/a	n/a	2.51%	(16)	—	Other Assets

$31,000							$(664)	$(714)

June 30, 2013
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Loss	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$10,000	February 2010	February 2015	3 Mo. LIBOR	2.16%	4.69%	n/a	$(223)	$(389)	Other Liabilities
Interest rate caps:
6,000	September 2009	September 2014	3 Mo. LIBOR	n/a	n/a	2.51%	(40)	—	Other Assets

$16,000							$(263)	$(389)

        During the years ended June 30, 2014 and 2013, no interest rate cap or swap agreements were terminated prior to maturity. Changes in the fair value of interest rate caps and swaps designated as hedging instruments of the variability of cash flows associated with variable rate debt are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the debt affects earnings. Risk management results for the years ended June 30, 2104 and 2013 related to the balance sheet hedging of variable rate debt indicates that the hedges were effective.

        During the periods presented, amounts recognized in income related to hedge ineffectiveness resulted from amortization of the non-zero fair value associated with the Company's single interest rate swap held at the time of the merger with FHB Formation LLC in December 2010. During the periods presented, amounts recognized in income related to amounts excluded from effectiveness testing resulted from amortization of the acquisition price of interest rate caps. The table below presents

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Derivatives (Continued)

amounts recognized in income related to both hedge ineffectiveness and amounts excluded from effectiveness testing.

	Year Ended June 30,
	2014	2013
	(Dollars in thousands)
Interest income (expense):
Interest rate caps	$(24)	$(30)
Interest rate swap	100	100

Total	$76	$70

        The Company expects to record interest income of $65 thousand related to interest rate swap ineffectiveness in the next twelve months. The Company expects to record interest expense of $16 thousand related to its purchased interest rate caps in the next twelve months.

18. Condensed Parent Information

        Condensed financial information for Northeast Bancorp follows:

	June 30, 2014	June 30, 2013
	(Dollars in thousands)
Balance Sheets
Assets:
Cash	$19,547	$26,366
Investment in subsidiary	100,949	96,294
Investment in common securities of affiliated trusts	496	496
Other assets	1,843	1,445

Total assets	$122,835	$124,601

Liabilities and Shareholders' Equity:
Junior subordinated debentures issued to affiliated trusts	$8,440	$8,268
Other liabilities	2,329	2,531

Total liabilities	10,769	10,799
Shareholders' equity	112,066	113,802

Total liabilities and shareholders' equity	$122,835	$124,601

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Condensed Parent Information (Continued)

	Year Ended June 30,
	2014	2013
	(Dollars in thousands)
Statements of Income
Income:
Dividends from banking subsidiary	$—	$—
Other income	13	14

Total income	13	14
Expenses:
Interest expense	764	769
General and administrative expenses	1,068	1,037

Total expenses	1,832	1,806

Loss before income tax benefit and equity in undistributed net income of subsidiary	(1,819)	(1,792)
Income tax benefit	(390)	(615)

(Loss) income before equity in undistributed net income of subsidiary	(1,429)	(1,177)
Equity in undistributed net income of subsidiary	4,121	5,597

Net income	$2,692	$4,420

Net income available to common shareholders	$2,692	$4,065

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Condensed Parent Information (Continued)

	Year Ended June 30,
	2014	2013
	(Dollars in thousands)
Statements of Cash Flows
Operating activities:
Net income	$2,692	$4,420
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of fair value adjustment for borrowings	172	162
Stock-based compensation	686	563
Undistributed earnings of subsidiary	(4,121)	(5,597)
Increase in other assets and liabilities	(503)	70

Net cash used in operating activities	(1,074)	(382)

Investing activities:
Increase in investment of bank subsidiary	—	(20,000)

Net cash used in investing activities	—	(20,000)

Financing activities:
Proceeds from issuance of common stock	—	(59)
Redemption of preferred stock and warrants	—	(4,326)
Repurchase of common stock	(2,823)	—
Dividends paid to shareholders	(2,922)	(3,863)

Net cash used in financing activities	(5,745)	(8,248)

Net decrease in cash	(6,819)	(28,630)
Cash, beginning of year	26,366	54,996

Cash, end of year	$19,547	$26,366

19. Troubled Asset Relief Capital Purchase Program

        In fiscal 2013, the Company paid $4.2 million to redeem, at par value, all shares of preferred stock issued to the U.S. Department of the Treasury (the "UST") under the Troubled Asset Relief Program ("TARP"). The Company also repurchased the warrant for 67,958 shares of common stock issued to the UST in connection with TARP for $95 thousand during fiscal 2013.

20. Discontinued Operations

        The Company concluded all investment brokerage activities in the second quarter of fiscal 2014. Accordingly, operations associated with these activities have been classified as discontinued operations

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Discontinued Operations (Continued)

in the accompanying consolidated statements of income. The following summarizes the operations of the Company's investment brokerage division.

	Year Ended June 30,
	2014	2013
	(Dollars in thousands)
Noninterest income:
Investment commissions	$971	$2,919
Other noninterest income	—	—

Total noninterest income	971	2,919

Noninterest expense:
Salaries and employee benefits	793	2,182
Occupancy and equipment expense	60	185
Data processing fees	82	249
Marketing expense	8	14
Other noninterest expense	40	100

Total noninterest expense	983	2,730

(Loss) income before tax	(12)	189
Income tax (benefit) expense	(4)	64

Net (loss) income	$(8)	$125

21. Subsequent Events

        The Company has evaluated the impact of events that have occurred subsequent to June 30, 2014 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

        The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2014, the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Management is responsible for establishing and maintaining adequate internal controls over financial reporting. The standard measures adopted by management in making its evaluation are the measures in Interest Control—Integrated Framework (1992) published by the Committee of Sponsoring Organizations of the Treadway Commission. We do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objective will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors, and instances of fraud, if any, within the Company have been or will be detected. The inherent limitations include, among other things, the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls and procedures also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or employee override of the controls and procedures. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls and procedures may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal controls over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers, and Corporate Governance.

        The information required by Item 10 is included in the Proxy Statement relating to our 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by Item 11 is included in the Proxy Statement relating to our 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholders

        The information required by Item 12 is included in the Proxy Statement relating to our 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 is included in the Proxy Statement relating to our 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        The information required by Item 14 is included in the Proxy Statement relating to our 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
Financial Statements

Consolidated Balance Sheets as of June 30, 2014 and 2013
Consolidated Statements of Income for the years ended June 30, 2014 and 2013
Consolidated Statements of Comprehensive Income for the years ended June 30, 2014 and 2013
Consolidated Statements of Changes in Shareholders' Equity for the years ended June 30, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended June 30, 2014 and 2013
Notes to Consolidated Financial Statements
(b)
Financial Statement Schedules

        All financial statement schedules for the Company have been included in the consolidated financial statements or the related footnotes, or are either inapplicable or not required.

(c)
Exhibits

2.1		Agreement and Plan of Merger, dated as of March 30, 2010, by and between Northeast Bancorp and FHB Formation LLC (incorporated by reference to Exhibit 2.1 of Northeast Bancorp's Form 8-K filed with Securities and Exchange Commission on March 31, 2010).
3.1		Amended and Restated Articles of Incorporation of Northeast Bancorp (incorporated by reference to Exhibit 3.1 of Northeast Bancorp's Current Report on Form 8-K filed on January 5, 2011).
3.2
Articles of Amendment to the Amended and Restated Articles of Incorporation of Northeast Bancorp (incorporated by reference to Exhibit 3.1 of Northeast Bancorp's Current Report on Form 8-K filed on March 22, 2011).
3.3
Articles of Amendment to the Amended and Restated Articles of Incorporation of Northeast Bancorp (incorporated by reference to Exhibit 3.1 of Northeast Bancorp's Current Report on Form 8-K filed on November 29, 2012).
3.4		Amended and Restated Bylaws of Northeast Bancorp (incorporated by reference to Exhibit 3.2 of Northeast Bancorp's Current Report on Form 8-K filed on January 5, 2011).
4.1
Registration Rights Schedule to the Agreement and Plan of Merger, dated as of March 30, 2010, by and between Northeast Bancorp and FHB Formation LLC (incorporated by reference to Amendment No. 1 on Form 10-K/A of Northeast Bancorp filed on March 19, 2012).
10.1	+
Form of Indemnification Agreement, dated as of December 29, 2010, by and between Northeast Bancorp and each of the members of the Board (incorporated by reference to Exhibit 10.1 of Northeast Bancorp's Current Report on Form 8-K filed on January 5, 2011).
10.2	+
Employment Agreement, dated December 30, 2010, by and between Northeast Bancorp and Richard Wayne (incorporated by reference to Exhibit 10.2 of Northeast Bancorp's Current Report on Form 8-K filed on January 5, 2011).

10.3	+	Employment Agreement, dated December 30, 2010, by and between Northeast Bancorp and Claire Bean (incorporated by reference to Exhibit 10.3 of Northeast Bancorp's Current Report on Form 8-K filed on January 5, 2011).
10.4	+
Employment Agreement, dated December 30, 2010, by and between Northeast Bancorp and Heather Campion (incorporated by reference to Exhibit 10.4 of Northeast Bancorp's Current Report on Form 8-K filed on January 5, 2011).
10.5	+
Separation Agreement & General Release, dated August 15, 2013, by and between Northeast Bancorp and Heather Campion (incorporated by reference to Exhibit 10.1 of Northeast Bancorp's Current Report on Form 8-K filed on August 15, 2013).
10.6	+
Non-Qualified Time-Based Stock Option Agreement, dated December 29, 2010, by and between Northeast Bancorp and Richard Wayne (incorporated by reference to Exhibit 10.5 of Northeast Bancorp's Current Report on Form 8-K filed on January 5, 2011).
10.7	+
Non-Qualified Performance-Based Stock Option Agreement, dated March 22, 2013, by and between Northeast Bancorp and Richard Wayne (incorporated by reference to Exhibit 10.1 of Northeast Bancorp's Current Report on Form 8-K filed on March 26, 2013).
10.8	+
Non-Qualified Time-Based Stock Option Agreement, dated December 29, 2010, by and between Northeast Bancorp and Claire Bean (incorporated by reference to Exhibit 10.7 of Northeast Bancorp's Current Report on Form 8-K filed on January 5, 2011).
10.9	+
Non-Qualified Performance-Based Stock Option Agreement, dated March 22, 2013, by and between Northeast Bancorp and Claire Bean (incorporated by reference to Exhibit 10.2 of Northeast Bancorp's Current Report on Form 8-K filed on March 26, 2013).
10.10	+
Non-Qualified Time-Based Stock Option Agreement, dated December 29, 2010, by and between Northeast Bancorp and Heather Campion (incorporated by reference to Exhibit 10.8 of Northeast Bancorp's Current Report on Form 8-K filed on January 5, 2011).
10.11	+
Non-Qualified Performance-Based Stock Option Agreement, dated March 22, 2013, by and between Northeast Bancorp and Heather Campion (incorporated by reference to Exhibit 10.3 of Northeast Bancorp's Current Report on Form 8-K filed on March 26, 2013).
10.12	+
Non-Qualified Stock Option Agreement, dated December 30, 2010, by and between Northeast Bancorp and Robert Glauber (incorporated by reference to Exhibit 10.11 of Northeast Bancorp's Current Report on Form 8-K filed on January 5, 2011).
10.13	+
Amended and Restated Performance-Based Stock Appreciation Rights Agreement, dated March 24, 2011, by and between Northeast Bancorp and Matthew Botein (incorporated by reference to Exhibit 10.1 of Northeast Bancorp's Current Report on Form 8-K filed on March 30, 2011).
10.14	+
Non-Qualified Time-Based Stock Option Agreement, dated March 24, 2011, by and between Northeast Bancorp and Matthew Botein (incorporated by reference to Exhibit 10.2 of Northeast Bancorp's Current Report on Form 8-K filed on March 30, 2011).
10.15	+
Non-Qualified Performance-Based Stock Option Agreement, dated March 24, 2011, by and between Northeast Bancorp and Matthew Botein (incorporated by reference to Exhibit 10.3 of Northeast Bancorp's Current Report on Form 8-K filed on March 30, 2011).

21	*	Subsidiaries of Northeast Bancorp
23.1	*	Consent of Ernst & Young LLP
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Rule 13a-14(b) Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document**
101.SCH		XBRL Taxonomy Extension Schema Document**
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB		XBRL Taxonomy Extension Label Linkbase Document**
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document**

*
Filed herewith.

**
Furnished herewith

+
Management contract or compensatory plan or agreement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST BANCORP
Date: September 29, 2014	By:	/s/ RICHARD WAYNE Richard Wayne Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD WAYNE Richard Wayne	Chief Executive Officer and Director (Principal Executive Officer)	September 29, 2014
/s/ CLAIRE S. BEAN Claire S. Bean	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	September 29, 2014
/s/ ROBERT GLAUBER Robert Glauber	Chairman of the Board	September 29, 2014
/s/ MATTHEW BOTEIN Matthew Botein	Director	September 29, 2014
/s/ CHERYL DORSEY Cheryl Dorsey	Director	September 29, 2014
/s/ PETER MCCLEAN Peter McClean	Director	September 29, 2014
/s/ JOHN C. ORESTIS John C. Orestis	Director	September 29, 2014

Signature	Title	Date

/s/ ADAM SHAPIRO Adam Shapiro	Director	September 29, 2014
/s/ DAVID TANNER David Tanner	Director	September 29, 2014
/s/ JUDITH E. WALLINGFORD Judith E. Wallingford	Director	September 29, 2014