Form 10-Q
period 2014-09-30
NORTHEAST BANCORP /ME/
filed 2014-11-12
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2014, the registrant had outstanding 9,349,587 shares of voting common stock, $1.00 par value per share and 880,963 shares of non-voting common stock, $1.00 par value per share.

PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share data)

	September 30, 2014	June 30, 2014
Assets
Cash and due from banks	$2,313	$3,372
Short-term investments	81,217	78,887
Total cash and cash equivalents	83,530	82,259

Available-for-sale securities, at fair value	110,347	113,881

Loans held for sale	9,069	11,945

Loans	541,799	516,416
Less: Allowance for loan losses	1,539	1,367
Loans, net	540,260	515,049

Premises and equipment, net	8,780	9,135
Real estate owned and other repossessed collateral, net	2,115	1,991
Federal Home Loan Bank stock, at cost	4,102	4,102
Intangible assets, net	2,632	2,798
Bank owned life insurance	14,945	14,836
Other assets	6,511	5,935
Total assets	$782,291	$761,931

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand	$52,698	$50,140
Savings and interest checking	96,814	98,340
Money market	103,054	83,901
Time	341,229	341,948
Total deposits	593,795	574,329

Federal Home Loan Bank advances	42,773	42,824
Wholesale repurchase agreements	10,158	10,199

Short-term borrowings	3,804	2,984
Junior subordinated debentures issued to affiliated trusts	8,485	8,440
Capital lease obligation	1,511	1,558
Other liabilities	8,523	9,531
Total liabilities	669,049	649,865

Commitments and contingencies	—	—

Shareholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares issued and outstanding at September 30, 2014 and June 30, 2014	—	—
Voting common stock, $1.00 par value, 25,000,000 shares authorized; 9,367,071 and 9,260,331 shares issued and outstanding at September 30, 2014 and June 30, 2014, respectively	9,367	9,260
Non-voting common stock, $1.00 par value, 3,000,000 shares authorized; 880,963 shares issued and outstanding at September 30, 2014 and June 30, 2014	881	881
Additional paid-in capital	90,809	90,914
Retained earnings	13,836	12,294
Accumulated other comprehensive loss	(1,651)	(1,283)
Total shareholders’ equity	113,242	112,066
Total liabilities and shareholders’ equity	$782,291	$761,931

The accompanying condensed notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,
	2014	2013
Interest and dividend income:
Interest on loans	$10,922	$8,457
Interest on available-for-sale securities	244	282
Other interest and dividend income	66	52
Total interest and dividend income	11,232	8,791
Interest expense:
Deposits	1,130	1,047
Federal Home Loan Bank advances	323	323
Wholesale repurchase agreements	73	95
Short-term borrowings	9	5
Junior subordinated debentures issued to affiliated trusts	206	192
Obligation under capital lease agreements	20	22
Total interest expense	1,761	1,684
Net interest and dividend income before provision for loan losses	9,471	7,107
Provision for loan losses	320	77
Net interest income after provision for loan losses	9,151	7,030
Noninterest income:
Fees for other services to customers	394	439
Gain on sales of loans held for sale	584	539
Gain on sales of portfolio loans	80	216
Loss recognized on real estate owned and other repossessed collateral, net	(23)	(38)
Bank-owned life insurance income	109	118
Other noninterest income	10	14
Total noninterest income	1,154	1,288
Noninterest expense:
Salaries and employee benefits	4,533	4,612
Occupancy and equipment expense	1,202	1,327
Professional fees	308	376
Data processing fees	345	277
Marketing expense	69	36
Loan acquisition and collection expense	274	473
FDIC insurance premiums	124	110
Intangible asset amortization	166	210
Legal settlement recovery	—	(250)
Other noninterest expense	716	681
Total noninterest expense	7,737	7,852
Income from continuing operations before income tax expense	2,568	466
Income tax expense	924	156
Net income from continuing operations	1,644	310

Income from discontinued operations before income tax expense	—	15
Income tax expense	—	5
Net income from discontinued operations	—	10
Net income	$1,644	$320
Net income available to common shareholders	$1,644	$320
Weighted-average shares outstanding:
Basic	10,180,038	10,440,513
Diluted	10,180,038	10,440,513
Earnings per common share:
Basic:
Income from continuing operations	$0.16	$0.03
Income from discontinued operations	0.00	0.00
Net Income	$0.16	$0.03
Diluted:
Income from continuing operations	$0.16	$0.03
Income from discontinued operations	0.00	0.00
Net Income	$0.16	$0.03
Cash dividends declared per common share	$0.01	$0.09

The accompanying condensed notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2014	2013
Net income	$1,644	$320
Other comprehensive income (loss), before tax:
Available-for-sale securities:
Change in net unrealized gain or loss on available-for-sale securities	(275)	517
Reclassification adjustment for net gains included in net income	—	—
Total available-for-sale securities	(275)	517
Derivatives and hedging activities:
Change in accumulated loss on effective cash flow hedges	(272)	19
Reclassification adjustments for net gains included in net income	(9)	(19)

Total derivatives and hedging activities	(281)	—
Total other comprehensive income (loss), before tax	(556)	517
Income tax expense (benefit) related to other comprehensive (loss) income	(188)	176
Other comprehensive income (loss), net of tax	(368)	341
Total comprehensive income	$1,276	$661

The accompanying condensed notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share and per share data)

									Accumulated
									Other	Total
	Preferred Stock		Voting Common Stock		Non-voting Common Stock		Additional	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	Equity

Balance at June 30, 2013	—	$—	9,565,680	$9,566	880,963	$881	$92,745	$12,524	$(1,914)	$113,802
Net income	—	—	—	—	—	—	—	320	—	320
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	341	341
Dividends on common stock at $0.09 per share	—	—	—	—	—	—	—	(940)	—	(940)
Stock-based compensation	—	—	—	—	—	—	323	—	—	323
Forfeiture of restricted common stock	—	—	(13,093)	(13)	—	—	13	—	—	—
Balance at September 30, 2013	—	$—	9,552,587	$9,553	880,963	$881	$93,081	$11,904	(1,573)	$113,846

Balance at June 30, 2014	—	$—	9,260,331	$9,260	880,963	$881	$90,914	$12,294	$(1,283)	$112,066
Net income	—	—	—	—	—	—	—	1,644	—	1,644
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	(368)	(368)
Common stock repurchased	—	—	(14,400)	(14)	—	—	(120)	—	—	(134)
Dividends on common stock at $0.01 per share	—	—	—	—	—	—	—	(102)	—	(102)
Stock-based compensation	—	—	—	—	—	—	136	—	—	136
Issuance of restricted common stock	—	—	128,000	128	—	—	(128)	—	—	—
Forfeiture of restricted common stock	—	—	(6,860)	(7)	—	—	7	—	—	—
Balance at September 30, 2014	—	$—	9,367,071	$9,367	880,963	$881	$90,809	$13,836	$(1,651)	$113,242

The accompanying condensed notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2014	2013
Operating activities:
Net income	$1,644	$320
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	320	77
(Gain) loss on sale and impairment of real estate owned and other repossessed collateral, net	(5)	102
Accretion of fair value adjustments on loans, net	(3,097)	(1,317)
Accretion of fair value adjustments on deposits, net	(64)	(201)
Accretion of fair value adjustments on borrowings, net	(47)	(67)
Originations of loans held for sale	(27,676)	(27,433)
Net proceeds from sales of loans held for sale	31,136	31,148
Gain on sales of loans held for sale	(584)	(539)
Gain on sales of portfolio loans	(80)	(216)
Amortization of intangible assets	166	210
Bank-owned life insurance income, net	(109)	(118)
Depreciation of premises and equipment	432	522
Loss (gain) on sale of premises and equipment	28	(1)
Stock-based compensation	136	323
Amortization of securities, net	262	335
Changes in other assets and liabilities:
Other assets	(364)	(497)
Other liabilities	(1,284)	387
Net cash provided by operating activities	814	3,035
Investing activities:
Purchases of available-for-sale securities	—	(3,004)
Proceeds from maturities and principal payments on available-for-sale securities	2,994	6,576
Loan purchases	(13,167)	(16,348)
Proceeds from sales of portfolio loans	793	205
Loan originations and principal collections, net	(10,213)	(31,961)
Purchases of premises and equipment	(105)	(284)
Proceeds from sales of premises and equipment	—	11
Proceeds from sales of real estate owned and other repossessed collateral	88	150
Net cash used in investing activities	(19,610)	(44,655)
Financing activities:
Net increase in deposits	19,530	47,676
Net increase in short-term borrowings	820	1,345
Repurchase of common stock	(134)	—
Dividends paid on common stock	(102)	(940)
Proceeds from FHLB advances	—	15,000
Repayment of wholesale repurchase agreements	—	(10,000)
Repayment of capital lease obligation	(47)	(44)
Net cash provided by financing activities	20,067	53,037
Net increase in cash and cash equivalents	1,271	11,417
Cash and cash equivalents, beginning of period	82,259	65,934
Cash and cash equivalents, end of period	$83,530	$77,351

Supplemental schedule of noncash investing and financing activities:
Transfers from loans to real estate owned and other repossessed collateral	$209	$1,531
Transfers from real estate owned and other repossessed collateral to loans	—	—

The accompanying condensed notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2014

1.  Basis of Presentation

The accompanying unaudited condensed and consolidated interim financial statements include the accounts of Northeast Bancorp (“Northeast” or the “Company”) and its wholly-owned subsidiary, Northeast Bank (the “Bank”).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods presented.  These financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2014 (“Fiscal 2014”) included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective January 1, 2017 and is not expected to have a significant impact on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (“ASU 2014-11”). ASU 2014-11 requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, ASU 2014-11 requires separate accounting for repurchase financings, which entails the transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. ASU 2014-11 requires entities to disclose certain information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. In addition, ASU 2014-11 requires disclosures related to collateral, remaining contractual tenor and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. ASU 2014-11 is effective January 1, 2015 and is not expected to have a significant impact on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (“ASU 2014-14”).  ASU 2014-14 affects creditors that hold government-guaranteed mortgage loans, including those guaranteed by the Federal Housing Administration (FHA) of the U.S. Department of Housing and Urban Development (HUD), and the U.S. Department of Veterans Affairs (VA). The update requires that, upon foreclosure, a guaranteed mortgage loan be derecognized and a separate other receivable be recognized when specific criteria are met. ASU 2014-14 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

3.  Securities Available-for-Sale

The following presents a summary of the amortized cost, gross unrealized holding gains and losses and fair value of securities available for sale.

	September 30, 2014
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Government agency securities	$48,359	$15	$(23)	$48,351
Agency mortgage-backed securities	63,544	0	(1,548)	61,996
	$111,903	$15	$(1,571)	$110,347

	June 30, 2014
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Government agency securities	$48,415	$31	$(28)	$48,418
Agency mortgage-backed securities	66,744	3	(1,284)	65,463
	$115,159	$34	$(1,312)	$113,881

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on sale.  There were no securities sold during the three months ended September 30, 2014 or 2013. At September 30, 2014, investment securities with a fair value of approximately $32.3 million were pledged as collateral to secure outstanding borrowings.

The following summarizes the Company’s gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2014
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government agency securities	$27,111	$(23)	$—	$—	$27,111	$(23)
Agency mortgage-backed securities	2,510	(6)	59,486	(1,542)	61,996	(1,548)
	$29,621	$(29)	$59,486	$(1,542)	$89,107	$(1,571)

	June 30, 2014
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government agency securities	$24,141	$(28)	$—	$—	$24,141	$(28)
Agency mortgage-backed securities	—	—	62,734	(1,284)	62,734	(1,284)
	$24,141	$(28)	$62,734	$(1,284)	$86,875	$(1,312)

There was no other-than-temporary impairment losses on securities during the three months ended September 30, 2014 or 2013.

At September 30, 2014, the Company had twenty-one securities in a continuous loss position for greater than twelve months.  At September 30, 2014, all of the Company’s available-for-sale securities were issued or guaranteed by either government agencies or government-sponsored enterprises.  The decline in fair value of the Company’s available-for-sale securities at September 30, 2014 is attributable to changes in interest rates.

Management of the Company, in addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company’s investment portfolio, also considers the Company’s ability and intent to hold such securities to maturity or recovery of cost.  Management does not believe any of the Company’s available-for-sale securities are other-than-temporarily impaired at September 30, 2014.

The amortized cost and fair values of available-for-sale debt securities by contractual maturity are shown below as of September 30, 2014.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within one year	$3,002	$3,009
Due after one year through five years	45,357	45,342
Due after five years through ten years	31,904	31,393
Due after ten years	31,640	30,603
	$111,903	$110,347

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

The composition of the Company’s loan portfolio is as follows on the dates indicated.

	September 30, 2014			June 30, 2014
	Originated	Purchased	Total	Originated	Purchased	Total
	(Dollars in thousands)
Residential real estate	$114,414	$2,729	$117,143	$116,972	$3,687	$120,659
Home equity	26,818	—	26,818	27,975	—	27,975
Commercial real estate	108,709	202,922	311,631	116,617	199,481	316,098
Commercial business	76,663	277	76,940	41,518	282	41,800
Consumer	9,267	—	9,267	9,884	—	9,884
Total loans	$335,871	$205,928	$541,799	$312,966	$203,450	$516,416

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

The allowance for loan losses consists of general, specific, and unallocated reserves and reflects management’s estimate of probable loan losses inherent in the loan portfolio at the balance sheet date.  Management uses a consistent and systematic process and methodology to evaluate the appropriateness of the allowance for loan losses on a quarterly basis.  The calculation of the allowance for loan losses is segregated by portfolio segments, which include:  commercial real estate, commercial business, consumer, residential real estate, and purchased loans.  Risk characteristics relevant to each portfolio segment are as follows:

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

•                  National and local economic trends and conditions

•                  Effects of changes or trends in internal risk ratings

•                  Other effects resulting from trends in the valuation of underlying collateral

There were no significant changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended September 30, 2014 or 2013.

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

For all portfolio segments, except loans accounted for under ASC 310-30, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  For the purchased loan segment, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to realize cash flows as estimated at acquisition.  For loans accounted for under ASC 310-30 for which cash flows can reasonably be estimated, loan impairment is measured based on the decrease in expected cash flows from those estimated at acquisition, excluding changes due to changes in interest rate indices and other non-credit related factors, discounted at the loan’s effective rate assumed at acquisition.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting the scheduled principal and interest payments when due.

The following table sets forth activity in the Company’s allowance for loan losses.

	Three Months Ended September 30, 2014
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$580	$358	$48	$79	$267	$35	$1,367
Provision	358	(18)	1	(35)	4	10	320
Recoveries	5	—	—	10	—	—	15
Charge-offs	(160)	—	—	(3)	—	—	(163)
Ending balance	$783	$340	$49	$51	$271	$45	$1,539

	Three Months Ended September 30, 2013
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$594	$173	$70	$189	$76	$41	$1,143
Provision	115	(10)	(26)	(53)	25	26	77
Recoveries	6	—	6	18	—	—	30
Charge-offs	(20)	—	—	(6)	—	—	(26)
Ending balance	$695	$163	$50	$148	$101	$67	$1,224

The following table sets forth information regarding the allowance for loan losses by portfolio segment and impairment methodology.

	September 30, 2014
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$389	$86	$—	$4	$232	$—	$711
Collectively evaluated	394	254	49	47	—	45	789
ASC 310-30	—	—	—	—	39	—	39
Total	$783	$340	$49	$51	$271	$45	$1,539

Loans:
Individually evaluated	$3,501	$2,294	$—	$221	$6,274	$—	$12,290
Collectively evaluated	137,731	106,415	76,663	9,046	—	—	329,855
ASC 310-30	—	—	—	—	199,654	—	199,654
Total	$141,232	$108,709	$76,663	$9,267	$205,928	$—	$541,799

	June 30, 2014
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$190	$84	$—	$6	$166	$—	$446
Collectively evaluated	390	274	48	73	—	35	820
ASC 310-30	—	—	—	—	101	—	101
Total	$580	$358	$48	$79	$267	$35	$1,367

Loans:
Individually evaluated	$2,314	$2,549	$—	$240	$4,747	$—	$9,850
Collectively evaluated	142,633	114,068	41,518	9,644	—	—	307,863
ASC 310-30	—	—	—	—	198,703	—	198,703
Total	$144,947	$116,617	$41,518	$9,844	$203,450	$—	$516,416

The following table sets forth information regarding impaired loans.  Loans accounted for under ASC 310-30 that have performed based on cash flow and accretable yield expectations determined at date of acquisition are not considered impaired assets and have been excluded from the tables below.

	At September 30, 2014			At June 30, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$1,396	$1,468	$—	$1,005	$1,081	$—
Consumer	191	195	—	200	205	—
Commercial real estate	808	814	—	1,368	1,371	—
Commercial business	—	11	—	—	—	—
Purchased:
Commercial real estate	5,018	7,193	—	2,857	4,148	—
Total	7,413	9,681	—	5,430	6,805	—
Impaired loans with a valuation allowance:
Originated:
Residential real estate	2,105	2,036	389	1,309	1,278	190
Consumer	30	31	4	40	47	6
Commercial real estate	1,486	1,468	86	1,181	1,187	84
Commercial business	—	—	—	—	—	—
Purchased:
Commercial real estate	1,256	1,745	232	1,890	2,215	166
Total	4,877	5,280	711	4,420	4,727	446
Total impaired loans	$12,290	$14,961	$711	$9,850	$11,532	$446

	Three Months Ended September 30,
	2014		2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$1,201	$17	$1,061	$6
Consumer	196	3	84	1
Commercial real estate	1,088	7	439	7
Commercial business	—	1	63	3
Purchased:
Commercial real estate	3,938	75	1,637	7
Total	6,423	103	3,284	24
Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,707	28	1,393	18
Consumer	35	1	91	1
Commercial real estate	1,334	20	1,121	26
Commercial business	—	—	54	—
Purchased:
Commercial real estate	1,573	3	200	2
Total	4,649	52	2,859	47
Total impaired loans	$11,072	$155	$6,143	$71

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

The following tables present the Company’s loans by risk rating.

	September 30, 2014
	Originated Portfolio
	Commercial	Commercial
	Real Estate	Business	Residential(1)	Purchased Portfolio	Total
		(Dollars in thousands)
Loans rated 1- 6	$102,725	$76,427	$11,686	$191,367	$382,207
Loans rated 7	4,783	42	1,014	9,815	15,654
Loans rated 8	1,201	194	665	4,746	6,806
Loans rated 9	—	—	—	—	—
Loans rated 10	—	—	—	—	—
	$108,709	$76,663	$13,365	$205,928	$404,667

	June 30, 2014
	Originated Portfolio
	Commercial	Commercial
	Real Estate	Business	Residential(1)	Purchased Portfolio	Total
		(Dollars in thousands)
Loans rated 1- 6	$110,044	$41,271	$11,941	$189,986	$353,242
Loans rated 7	4,880	46	940	8,619	14,485
Loans rated 8	1,693	201	670	4,845	7,409
Loans rated 9	—	—	—	—	—
Loans rated 10	—	—	—	—	—
	$116,617	$41,518	$13,551	$203,450	$375,136

(1)                                 Certain of the Company’s loans made for commercial purposes, but secured by residential collateral, are rated under the Company’s risk-rating system.

Past Due and Nonaccrual Loans

The following is a summary of past due and non-accrual loans:

	September 30, 2014
			Past Due	Past Due
			90 Days or	90 Days or	Total			Non-
	30-59	60-89	More-Still	More-	Past	Total	Total	Accrual
	Days	Days	Accruing	Nonaccrual	Due	Current	Loans	Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$427	$508	$—	$1,306	$2,241	$112,173	$114,414	$2,105
Home equity	—	—	—	11	11	26,807	26,818	28
Commercial real estate	733	—	—	432	1,165	107,544	108,709	721
Commercial business	—	—	—	—	—	76,663	76,663	—
Consumer	308	83	—	57	448	8,819	9,267	145
Total originated portfolio	1,468	591	—	1,806	3,865	332,006	335,871	2,999
Purchased portfolio:
Residential real estate	—	—	—	—	—	2,729	2,729	—
Commercial business	—	—	—	—	—	277	277	—
Commercial real estate	—	289	—	3,437	3,726	199,196	202,922	4,287
Total purchased portfolio	—	289	—	3,437	3,726	202,202	205,928	4,287
Total loans	$1,468	$880	$—	$5,243	$7,591	$534,207	$541,799	$7,286

	June 30, 2014
			Past Due	Past Due
			90 Days or	90 Days or	Total			Non-
	30-59	60-89	More-Still	More-	Past	Total	Total	Accrual
	Days	Days	Accruing	Nonaccrual	Due	Current	Loans	Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$222	$728	$—	$1,573	$2,523	$114,449	$116,972	$1,743
Home equity	109	7	—	120	236	27,739	27,975	160
Commercial real estate	126	136	—	629	891	115,726	116,617	1,162
Commercial business	—	—	—	—	—	41,518	41,518	5
Consumer	188	24	—	49	261	9,623	9,884	139
Total originated portfolio	645	895	—	2,371	3,911	309,055	312,966	3,209
Purchased portfolio:
Residential real estate	—	—	—	—	—	3,687	3,687	—
Commercial business	—	—	—	—	—	282	282	—
Commercial real estate	—	—	—	1,995	1,995	197,486	199,481	4,116
Total purchased portfolio	—	—	—	1,995	1,995	201,455	203,450	4,116
Total loans	$645	$895	$—	$4,366	$5,906	$510,510	$516,416	$7,325

Troubled Debt Restructurings

The following table shows the Company’s post-modification balance of TDRs by type of modification.

	Three Months Ended September 30,
	2014		2013
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
Extended maturity	2	$234	1	$14
Adjusted interest rate	—	—	1	82
Rate and maturity	4	246	—	—
Principal deferment	1	461	2	341
Court ordered concession	4	85	—	—
	11	$1,026	4	$437

The following table shows loans modified in a TDR and the change in the recorded investment subsequent to the modifications occurring.

	Three Months Ended September 30,
	2014			2013
		Recorded	Recorded		Recorded	Recorded
	Number of	Investment	Investment	Number of	Investment	Investment
	Contracts	Pre-Modification	Post-Modification	Contracts	Pre-Modification	Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	9	$823	$823	—	$—	$—
Home equity	—	—	—	1	14	14
Commercial real estate	1	200	200	1	323	323
Commercial business	—	—	—	1	18	18
Consumer	1	3	3	1	82	82
Total originated portfolio	11	1,026	1,026	4	437	437
Purchased portfolio:
Residential real estate	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Total purchased portfolio	—	—	—	—	—	—
Total	11	$1,026	$1,026	4	$437	$437

The Company considers TDRs past due 90 days or more to be in payment default.  Two loans modified in a TDR in the last twelve months defaulted during the three months ended September 30, 2014; the recorded investment of such loans was $48 thousand.  As of September 30, 2014, there were no further commitments to lend associated with loans modified in a TDR.

ASC 310-30 Loans

The following table presents a summary of loans accounted for under ASC 310-30 that were acquired by the Company during the period indicated.

Three Months Ended September 30, 2014
(Dollars in thousands)
Contractually required payments receivable	$21,108
Nonaccretable difference	(304)
Cash flows expected to be collected	20,804
Accretable yield	(7,960)
Fair value of loans acquired	$12,844

Certain of the loans accounted for under ASC 310-30 that were acquired by the Company are not accounted for using the income recognition model because the Company cannot reasonably estimate cash flows expected to be collected. The carrying amounts of such loans are as follows.

As of and for the three months ended September 30, 2014
Loans acquired during the period	$322
Loans at end of period	4,287

The following table summarizes the activity in the accretable yield for loans accounted for under ASC 310-30.

Three Months Ended September 30, 2014
(Dollars in thousands)
Beginning balance	$109,040
Acquisitions	7,960
Accretion	(4,443)
Reclassifications to (from) accretable yield	10
Disposals and other changes	(4,215)
End balance	$108,352

The following table provides information related to the unpaid principal balance and carrying amounts of ASC 310-30 loans.

	September 30, 2014	June 30, 2014
	(Dollars in thousands)
Unpaid principal balance	$241,675	$239,376
Carrying amount	$203,640	$201,171

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

	Three Months Ended September 30,
	2014	2013
	(Dollars in thousands, except share and per share data)
Net income	$1,644	$320
Net income from continuing operations available to common shareholders	$1,644	$320

Weighted average shares used in calculation of basic earnings per share	10,180,038	10,440,513
Incremental shares from assumed exercise of dilutive securities	—	—
Weighted average shares used in calculation of diluted earnings per share	10,180,038	10,440,513

Earnings per common share:
Income from continuing operations	$0.16	$0.03
Income from discontinued operations	0.00	0.00
Earnings per common share	$0.16	$0.03

Diluted earnings per common share:
Income from continuing operations	$0.16	$0.03
Income from discontinued operations	0.00	0.00
Diluted earnings per common share	$0.16	$0.03

Anti-dilutive options and warrants excluded from the calculation of dilutive earnings per share follow.

	Three Months Ended September 30,
	2014	2013
Stock options	1,082,121	1,166,804
Warrants	—	—
	1,082,121	1,166,804

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

Level 2 — Valuations based on significant observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

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

FHLB stock - The carrying value of FHLB stock approximates fair value based on redemption provisions of the FHLB.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	September 30, 2014
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Securities available-for-sale:
U.S. Government agency securities	$48,351	$—	$48,351	$—
Agency mortgage-backed securities	61,996	—	61,996	—
Other assets — interest rate caps	—	—	—	—
Liabilities
Other liabilities — interest rate swaps	$985	$—	$985	$—

	June 30, 2014
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Securities available-for-sale:
U.S. Government agency securities	$48,418	$—	$48,418	$—
Agency mortgage-backed securities	65,463	—	65,463	—
Other assets — interest rate caps	—	—	—	—
Liabilities
Other liabilities — interest rate swap	$714	$—	$714	$—

Assets measured at fair value on a nonrecurring basis are summarized below.

	September 30, 2014
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$1,359	$—	$—	$1,359
Real estate owned and other repossessed collateral	2,115	—	—	2,115

	June 30, 2014
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$1,467	$—	$—	$1,467
Real estate owned and other repossessed collateral	1,991	—	—	1,991

The following table presents the estimated fair value of the Company’s financial instruments.

	Carrying	Fair Value Measurements at September 30, 2014
	Amount	Total	Level 1	Level 2	Level 3
		(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$83,530	$83,530	$83,530	$—	$—
Available-for-sale securities	110,347	110,347	—	110,347	—
Federal Home Loan Bank stock	4,102	4,102	—	4,102	—
Loans held for sale	9,069	9,079	—	9,079	—
Loans, net	541,799	538,558	—	—	538,558
Accrued interest receivable	1,077	1,077	—	1,077	—

Financial liabilities:
Deposits	593,795	594,048	—	594,200	—
FHLB advances	42,773	43,616	—	43,616	—
Wholesale repurchase agreements	10,158	10,384	—	10,384	—
Short-term borrowings	3,804	3,804	—	3,804	—
Capital lease obligation	1,511	1,626	—	1,626	—
Subordinated debentures	8,485	7,984	—	—	7,984
Interest rate swaps	985	985	—	985	—

	Carrying	Fair Value Measurements at June 30, 2014
	Amount	Total	Level 1	Level 2	Level 3
		(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$82,259	$82,259	$82,259	$—	$—
Available-for-sale securities	113,881	113,881	—	113,881	—
Federal Home Loan Bank stock	4,102	4,102	—	4,102	—
Loans held for sale	11,945	11,945	—	11,945	—
Loans, net	515,049	522,154	—	—	522,154
Accrued interest receivable	1,216	1,216	—	1,216	—
Interest rate caps	—	—	—	—	—

Financial liabilities:
Deposits	574,329	574,868	—	574,868	—
FHLB advances	42,824	43,843	—	43,843	—
Wholesale repurchase agreements	10,199	10,484	—	10,484	—
Short-term borrowings	2,984	2,984	—	2,984	—
Capital lease obligation	1,558	1,701	—	1,701	—
Subordinated debentures	8,440	7,858	—	—	7,858
Interest rate swaps	714	714	—	714	—

7.  Derivatives and Hedging Activities

The Company has stand-alone derivative financial instruments in the form of interest rate caps that derive their value from a fee paid and are adjusted to fair value based on index and strike rate, and swap agreements that derive their value from the underlying interest rate. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure arises in the event of nonperformance by the counterparties to these agreements, and is limited to the net difference between the calculated amounts to be received and paid, if any. Such differences, which represent the fair value of the derivative instruments, are reflected on the Company’s balance sheet as derivative assets and derivative liabilities. The Company seeks to manage the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail to meet their obligations.

The Company currently holds derivative instruments that contain credit-risk related features that are in a net liability position, which may require that collateral be assigned to dealer banks. At September 30, 2014, the Company had posted cash collateral totaling $2.3 million with dealer banks related to derivative instruments in a net liability position.

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

Information pertaining to outstanding interest rate caps and swap agreements used to hedge variable rate debt is as follows.

September 30, 2014
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Gain (Loss)	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$10,000	February 2010	February 2015	3 Mo. LIBOR	2.12%	4.69%	n/a	$(315)	$(355)	Other Liabilities
5,000	July 2013	July 2033	3 Mo. LIBOR	0.23%	3.38%	n/a	(283)	(283)	Other Assets
5,000	July 2013	July 2028	3 Mo. LIBOR	0.23%	3.23%	n/a	(231)	(231)	Other Liabilities
5,000	July 2013	July 2023	3 Mo. LIBOR	0.23%	2.77%	n/a	(116)	(116)	Other Liabilities
$25,000							$(945)	$(985)

June 30, 2014
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Loss	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$10,000	February 2010	February 2015	3 Mo. LIBOR	2.12%	4.69%	n/a	$(99)	$(165)	Other Liabilities
5,000	July 2013	July 2033	3 Mo. LIBOR	0.23%	3.38%	n/a	(216)	(216)	Other Liabilities
5,000	July 2013	July 2028	3 Mo. LIBOR	0.23%	3.23%	n/a	(200)	(200)	Other Liabilities
5,000	July 2013	July 2023	3 Mo. LIBOR	0.23%	2.77%	n/a	(133)	(133)	Other Liabilities
Interest rate caps:
6,000	September 2009	September 2014	3 Mo. LIBOR	n/a	n/a	2.51%	(16)	—	Other Assets
$31,000							$(664)	$(714)

During the three months ended September 30, 2014 and 2013, no interest rate cap or swap agreements were terminated prior to maturity. Changes in the fair value of interest rate caps and swaps designated as hedging instruments of the variability of cash flows associated with variable rate debt are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the debt affects earnings. Risk management results for the three months ended September 30, 2014 and 2013 related to the balance sheet hedging of variable rate debt indicates that the hedges were effective.  The Company had no fair value hedges at September 30, 2014.

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

	Three Months Ended September 30,
	2014	2013
	(Dollars in thousands)
Interest income (expense):
Interest rate caps	$(16)	$(6)
Interest rate swap	25	25
Total	$9	$19

The Company expects to record interest income of $40 thousand related to interest rate swap ineffectiveness in the next twelve months. The Company’s outstanding interest rate caps expired on September 30, 2014.

8.  Other Comprehensive Income

The components of other comprehensive income (loss) follow.

	Three Months Ended September 30,
	2014			2013
	Pre-tax	Tax Expense	After-tax	Pre-tax	Tax Expense	After-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
	(Dollars in thousands)
Change in net unrealized gain or loss on available-for-sale securities	$(275)	$(93)	$(182)	$517	$176	$341
Reclassification adjustment for net gains included in net income	—	—	—	—	—	—
Total available-for-sale securities	(275)	$(93)	$(182)	517	176	341
Change in accumulated gain or loss on effective cash flow hedges	(272)	(92)	(180)	19	6	13
Reclassification adjustment for net gains included in net income	(9)	(3)	(6)	(19)	(6)	(13)
Total derivatives and hedging activities	(281)	(95)	(186)	—	—	—
Total other comprehensive income (loss)	$(556)	$(188)	$(368)	$517	$176	$341

Accumulated other comprehensive loss is comprised of the following.

	September 30, 2014	June 30, 2014
	(Dollars in thousands)
Unrealized loss on available-for-sale securities	$(1,553)	$(1,278)
Tax effect	527	434
Net-of-tax amount	(1,026)	(844)
Unrealized loss on cash flow hedges	(945)	(664)
Tax effect	320	225
Net-of-tax amount	(625)	(439)
Accumulated other comprehensive loss	$(1,651)	$(1,283)

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

Financial instruments with contract amounts which represent credit risk are as follows:

	September 30, 2014	June 30, 2014
	(Dollars in thousands)
Commitments to originate loans	$16,139	$14,282
Unused lines of credit	34,651	34,657
Standby letters of credit	166	166

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.  The Company has recorded an allowance for possible losses on commitments and unfunded loans totaling $30 thousand recorded in other liabilities at both September 30, 2014 and June 30, 2014.

Contingencies

The Company and its subsidiary are parties to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company’s consolidated financial position or results of operations.

10.  Discontinued Operations

The Company concluded all investment brokerage activities in the second quarter of Fiscal 2014.  Accordingly, operations associated with these activities have been classified as discontinued operations in the accompanying consolidated statements of income.  The following summarizes the operations of the Company’s investment brokerage division for the three months ended September 30,  2013.

Noninterest income:
Investment commissions	$675
Other noninterest income	—
Total noninterest income	675
Noninterest expense:
Salaries and employee benefits	532
Occupancy and equipment expense	40
Data processing fees	57
Marketing expense	8
Other noninterest expense	23
Total noninterest expense	660
Income (loss) before tax	15
Income tax expense (benefit)	5
Net income (loss)	$10

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in Northeast

Bancorp’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the Securities and Exchange Commission.

A Note about Forward Looking Statements

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to the Company’s financial condition, prospective results of operations, future performance or expectations, plans, objectives, prospects, loan loss allowance adequacy, simulation of changes in interest rates, capital spending and finance sources and revenue sources. These statements relate to expectations concerning matters that are not historical facts. Accordingly, statements that are based on management’s projections, estimates, assumptions, and judgments constitute forward-looking statements. These forward-looking statements, which are based on various assumptions (some of which are beyond the Company’s control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as “believe”, “expect”, “estimate”, “anticipate”, “continue”, “plan”, “approximately”, “intend”, “objective”, “goal”, “project”, or other similar terms or variations on those terms, or the future or conditional verbs such as “will”, “may”, “should”, “could”, and “would”.  Although the Company believes that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, the Company cannot give you any assurance that its expectations will, in fact, occur or that its estimates or assumptions will be correct. The Company cautions you that actual results could differ materially from those expressed or implied by such forward-looking statements as a result of, among other factors, changes in interest rates and real estate values; competitive pressures from other financial institutions; the effects of continuing weakness in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay the Company’s loans; changes in loan defaults and charge-off rates; changes in the value of securities and other assets, adequacy of loan loss reserves, or deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; the risk that the Company may not be successful in the implementation of its business strategy; the risk of compromises or breaches to our security systems; the risk that intangibles recorded in the Company’s financial statements will become impaired; changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 as updated in the Company’s Quarterly Reports on Form 10-Q and other filings submitted to the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this report and the Company does not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Description of Business and Strategy

Business Overview

Northeast Bancorp (“we,” “our,” “us,” “Northeast” or the “Company”), incorporated under Maine law in 1987, is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), the Company is subject to regulation and supervision by the Federal Reserve. The Company’s primary subsidiary and principal asset is its wholly-owned banking subsidiary, Northeast Bank (the “Bank” or “Northeast Bank”), a Maine state-chartered bank originally organized in 1872. As an FDIC-insured Maine-chartered bank, the Bank is subject to regulation and supervision by the Maine Bureau of Financial Institutions (the “Bureau”) and the FDIC.

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

In connection with the transaction, as part of the regulatory approval process, the Company and the Bank made certain commitments to the Federal Reserve, the most significant of which are (i) to maintain a Tier 1 leverage ratio of at least 10%, (ii) to maintain a total risk-based capital ratio of at least 15%, (iii) to limit purchased loans to 40% of total loans, (iv) to fund 100% of the Company’s loans with core deposits (defined as non-maturity deposits and non-brokered insured time deposits), and (v) to hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total risk-based capital.  On June 28, 2013, the Federal Reserve approved the amendment of the commitment to hold commercial real estate loans to within 300% of total risk-based capital to exclude owner-occupied commercial real estate loans. All other commitments made to the Federal Reserve in connection with the merger remain unchanged.  The Company and the Bank are currently in compliance with all commitments to the Federal Reserve.  The Company’s compliance ratios at September 30, 2014 follow.

Condition	Ratios at September 30, 2014
(i) Tier 1 leverage ratio	15.89%
(ii) Total risk-based capital ratio	22.97%
(iii) Ratio of purchased loans to total loans	37.38%
(iv) Ratio of loans to core deposits	92.80%
(v) Ratio of commercial real estate loans to total risk-based capital	167.57%

As of September 30, 2014, the Company, on a consolidated basis, had total assets of $782.3 million, total deposits of $593.8 million, and shareholders’ equity of $113.2 million. The Company gathers retail deposits through its banking offices in Maine and its online affinity deposit program, ableBanking; originates loans through the Bank’s Community Banking Division; and purchases and originates commercial loans through the Bank’s Loan Acquisition and Servicing Group (“LASG”).

Unless the context otherwise requires, references herein to the Company include the Company and its subsidiary on a consolidated basis.

Strategy

The Company’s goal is to prudently grow its franchise, while maintaining sound operations and risk management, by implementing the following strategies:

Measured growth of our national commercial loan portfolio. The Company purchases performing commercial real estate loans, on a nationwide basis, typically at a discount from their outstanding principal balances, producing yields higher than those normally achieved on our originated loan portfolio.  These loans are purchased from a variety of sources, including banks, insurance companies, investment funds and government agencies, either directly or indirectly through a broker.  To a lesser extent, we have also originated commercial real estate and commercial business loans on a nationwide basis. We expect national originations to become an area of increasing focus for the Company, and in particular the origination of loans guaranteed by the Small Business Administration (“SBA”).  As of September 30, 2014, the Company serviced SBA loans with an unpaid principal balance of $51.9 million, of which $36.2 million was held by third parties.

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

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. The reader is encouraged to review each of the policies included in Form 10-K for the year ended June 30, 2014 to gain a better understanding of how Northeast’s financial performance is measured and reported.  There has been no material change in critical accounting policies during the three months ended September 30, 2014.

Overview

Net income from continuing operations was $1.6 million for the quarter ended September 30, 2014, compared to $310 thousand for the quarter ended September 30, 2013.  Net income available to common shareholders was $1.6 million, or $0.16 per diluted common share, for the quarter ended September 30, 2014, compared to $320 thousand, or $0.03 per diluted common share, for the quarter ended September 30, 2013.  The current quarter included $52 thousand of expenses related to severance, and excluding these items, which the Company considers to be non-core, net operating earnings were $1.7 million, or $0.17 per diluted common share.

Net interest income before provision increased by $2.4 million, or 33.3%, to $9.5 million for the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013, primarily due to higher transactional interest income from purchased loan payoffs and the positive effect of balance sheet growth. This result is evident in the net interest margin, which increased to 5.18% for the quarter ended September 30, 2014, compared to 4.24% for the quarter ended September 30, 2013.

Noninterest income decreased by $134 thousand for the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013, primarily due to a $136 thousand reduction in gains realized on sales of purchased loans.

Noninterest expense decreased by $115 thousand for the quarter, measured against the quarter ended September 30, 2013. Comparing the two quarters, variances of significance are:

•                  Salaries and employee benefits decreased by $79 thousand, principally due to reductions in severance and overall employee head count, offset in part by higher incentive compensation expense;

•                  Occupancy and equipment costs declined by $125 thousand, the result of a reduction in software maintenance and depreciation expense following the conversion of the Bank’s core systems platform to an outsourced model in May 2014. The decrease in equipment expense was offset in part by higher conversion-related data processing fees, which increased by $68 thousand;

•                  Professional fees, which tend to fluctuate from quarter to quarter, were lower by $68 thousand;

•                  Loan expense decreased by $199 thousand, mainly due to lower loan acquisition and work-out expenses as well as a $78 thousand recovery of work-out expenses previously incurred;

•                  A $250 thousand insurance recovery was recognized in the quarter ended September 30, 2013.

Financial Condition

Overview

Total assets increased by $20.4 million, or 2.7%, to $782.3 million at September 30, 2014, compared to June 30, 2014. The principal components of the change in the balance sheet were as follows:

•                  The loan portfolio — excluding loans held for sale — grew by $25.4 million, or 4.9%, compared to June 30, 2014, principally due to net growth of $33.4 million in commercial loans purchased or originated by LASG, offset by an $8.0 million decrease in the Bank’s Community Banking Division loan portfolio.

New loans generated by the LASG aggregated $53.5 million for the quarter, consisting of $13.2 million in purchases, at an average price of 81.7%, and $40.3 million of originations, the latter total including $36.0 million of loans to broker dealers secured by marketable securities. Residential and consumer loan production sold in the secondary market totaled $30.8 million for the quarter.

As has been discussed in the Company’s prior SEC filings, the Company made certain commitments to the Board of Governors of the Federal Reserve System in connection with the merger of FHB Formation LLC with and into the Company in December 2010.  The Company’s loan purchase and commercial real estate loan availability under these conditions follow.

Basis for Regulatory Condition	Condition	Purchased Loan Capacity at September 30, 2014
		(Dollars in millions)
Total Loans	Purchased loans may not exceed 40% of total loans	$24.0
Regulatory Capital	Commercial real estate loans may not exceed 300% of total risk-based capital	$162.5

An overview of the LASG portfolio follows.

	Three Months Ended September 30,
	2014			2013
	Purchased	Originated	Total LASG	Purchased	Originated	Total LASG
	(Dollars in thousands)
Purchased or originated during the period:
Unpaid principal balance	$16,117	$40,358	$56,475	$18,331	$26,426	$44,757
Net investment basis	13,167	40,353	53,520	16,348	26,426	42,774

Totals as of period end:
Unpaid principal balance	$244,910	$108,534	$353,444	$214,159	$63,588	$277,747
Net investment basis	205,928	108,497	314,425	177,412	63,618	241,030

Returns during the period:
Yield	12.76%	6.45%	10.93%	10.16%	5.71%	9.21%
Total Return (1)	12.75%	6.88%	11.05%	10.62%	5.71%	9.57%

(1) The total return on purchased loans represents scheduled accretion, accelerated accretion, gains on asset sales, and other noninterest income recorded during the period divided by the average invested balance, on an annualized basis.

•                  Deposits increased by $19.5 million, or 3.4%, for the quarter, attributable primarily to growth in non-maturity accounts, which increased by $20.2 million, or 8.7%, for the three months ended September 30, 2014. This growth was centered mainly in money market accounts attracted through the Bank’s online-only ableBanking division.

Assets

Cash, Short-term Investments and Securities

Cash and short-term investments were $83.5 million as of September 30, 2014, an increase of $1.3 million, or 1.6%, from $82.3 million at June 30, 2014.

Available-for-sale securities, consisting of securities issued by government agencies and government-sponsored enterprises, totaled $110.3 million as of September 30, 2014. At September 30, 2014, securities with a fair value of $32.3 million were pledged for outstanding borrowings.

Loans

Total loans, excluding loans held for sale, amounted to $541.8 million as of September 30, 2014, an increase of $25.4 million, or 4.9%, from $516.4 million as of June 30, 2014. The increase consisted of net growth in loans purchased or originated by the LASG of $33.4 million and net decrease in loans originated by the Community Banking Division of $8.0 million.   The composition of the Company’s loan portfolio follows.

	September 30, 2014
	Community Banking Division	LASG	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$114,103	$310	$114,413	21.12%
Home equity	26,818	—	26,818	4.95%
Commercial real estate: non-owner occupied	44,571	27,541	72,112	15.26%
Commercial real estate: owner occupied	23,400	13,020	36,420	3.91%
Construction	179	—	179	0.90%
Commercial business	9,037	67,626	76,663	14.15%
Consumer	9,267	—	9,267	1.71%
Subtotal	227,375	108,497	335,872	61.99%
Purchased loans:
Residential real estate	—	2,729	2,729	0.50%
Commercial business	—	277	277	0.05%
Commercial real estate: non-owner occupied	—	167,512	167,512	30.92%
Commercial real estate: owner occupied	—	35,409	35,409	6.54%
Subtotal	—	205,927	205,927	38.01%
Total	$227,375	$314,424	$541,799	100.00%

	June 30, 2014
	Community Banking Division	LASG	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$116,660	$312	$116,972	22.66%
Home equity	27,975	—	27,975	5.42%
Commercial real estate: non-owner occupied	46,191	33,969	80,160	15.52%
Commercial real estate: owner occupied	24,519	11,907	36,426	7.05%
Construction	31	—	31	0.01%
Commercial business	10,145	31,373	41,518	8.04%
Consumer	9,884	—	9,884	1.91%
Subtotal	235,405	77,561	312,966	60.61%
Purchased loans:
Residential real estate	—	3,687	3,687	0.71%
Commercial business	—	282	282	0.05%
Commercial real estate: non-owner occupied	—	133,581	133,581	25.87%
Commercial real estate: owner occupied	—	65,900	65,900	12.76%
Subtotal	—	203,450	203,450	39.39%
Total	$235,405	$281,011	$516,416	100.00%

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

The following table details the Company’s nonperforming assets and other credit quality indicators as of September 30, 2014 and June 30, 2014.  Management believes that, based on their carrying amounts, nonperforming assets are well secured based on the estimated fair value of underlying collateral.

	Non-Performing Assets at September 30, 2014
	Community Banking Division	LASG	Total
	(Dollars in thousands)
Loans:
Residential real estate	$1,939	$171	$2,110
Home equity	28	—	28
Commercial real estate	716	4,287	5,003
Construction	—	—	—
Commercial business	—	—	—
Consumer	145	—	145
Subtotal	2,828	4,458	7,286
Real estate owned and other repossessed collateral	2,115	—	2,115
Total	$4,943	$4,458	$9,401

Ratio of nonperforming loans to total loans			1.34%
Ratio of nonperforming assets to total assets			1.20%
Ratio of loans past due to total loans			1.40%
Nonperforming loans that are current			$1,492
Commercial loans risk rated substandard or worse			$1,398
Troubled debt restructurings:
On accrual status			$5,573
On nonaccrual status			$1,478

	Non-Performing Assets at June 30, 2014
	Community Banking Division	LASG	Total
	(Dollars in thousands)
Loans:
Residential real estate	$1,572	$171	$1,743
Home equity	160	—	160
Commercial real estate	1,162	4,116	5,278
Construction	—	—	—
Commercial business	5	—	5
Consumer	139	—	139
Subtotal	3,038	4,287	7,325
Real estate owned and other repossessed collateral	1,991	—	1,991
Total	$5,029	$4,287	$9,316

Ratio of nonperforming loans to total loans			1.42%
Ratio of nonperforming assets to total assets			1.22%
Ratio of loans past due to total loans			1.14%
Nonperforming loans that are current			$651
Commercial loans risk rated substandard or worse			$1,894
Troubled debt restructurings:
On accrual status			$4,057
Nonaccrual status			$2,117

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

The Company’s allowance for loan losses was $1.5 million as of September 30, 2014, which represents an increase of $172 thousand from $1.4 million as of June 30, 2014.  The increase during the period was principally due to increases in reserves necessary for specific reserves and general allowances on newly originated loans.

The following table details ratios related to the allowance for loan losses for the periods indicated.

	September 30, 2014	June 30, 2014	September 30, 2013
Allowance for loan losses to nonperforming loans	21.12%	18.66%	22.18%
Allowance for loan losses to total loans	0.28%	0.26%	0.25%
Last twelve months of net-charge offs to average loans	0.09%	0.06%	0.10%

While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors.

Other Assets

The cash surrender value of the Company’s bank-owned life insurance (“BOLI”) assets increased $109 thousand, or 0.7%, to $14.9 million at September 30, 2014, compared to $14.8 million at June 30, 2014. Increases in cash surrender value are recognized in other income and are not subject to income taxes.  Borrowing on, or surrendering, a policy may subject the Company to income tax expense on the increase in cash surrender value.  For these reasons, management considers BOLI an illiquid asset. BOLI represented 12.2% of the Company’s total risk-based capital at September 30, 2014.

Intangible assets totaled $2.6 million and $2.8 million at September 30, 2014 and June 30, 2014, respectively. The $166 thousand decrease was the result of core deposit intangible asset amortization during the period.

Deposits, Borrowed Funds, Capital Resources and Liquidity

Deposits

The Company’s principal source of funding is its core deposit accounts. At September 30, 2014, non-maturity accounts and certificates of deposit with balances less than $250 thousand represented 99.7% of total deposits.

Total deposits increased $19.5 million to $593.8 million as of September 30, 2014 from $574.3 million as of June 30, 2014. The increase, which funded growth in the Company’s loan portfolio, was centered mainly in money market accounts attracted through the ableBanking division. The composition of total deposits at September 30, 2014 and June 30, 2014 follows.

	September 30, 2014		June 30, 2014
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Demand deposits	$52,698	8.87%	$50,140	8.73%
NOW accounts	62,852	10.58%	63,648	11.08%
Regular and other savings	33,962	5.72%	34,692	6.04%
Money market deposits	103,054	17.36%	83,901	14.61%
Total non-certificate accounts	252,566	42.53%	232,381	40.46%
Term certificates less than $250 thousand	339,410	57.16%	339,616	59.13%
Term certificates of $250 thousand or more	1,819	0.31%	2,332	0.41%
Total certificate accounts	341,229	57.47%	341,948	59.54%
Total deposits	$593,795	100.00%	$574,329	100.00%

Borrowed Funds

Advances from the FHLB were $42.8 million at September 30, 2014 and June 30, 2014.  In conjunction with the aforementioned FHLB advances, the Company entered into interest rate swaps with a weighted average pay rate and term of 3.13% and 15 years, respectively.  The interest rate swaps have been designated has cash flow hedges of the variability of cash flows associated with the variable rate debt.

At September 30, 2014, the Company had pledged investment securities with a fair value of $18.3 million, as well as certain residential real estate loans, commercial real estate loans, and FHLB deposits free of liens or pledges to secure outstanding advances and available additional borrowing capacity.

Wholesale repurchase agreements were $10.2 million at September 30, 2014 and June 30, 2014. At September 30, 2014, the Company had pledged investment securities with a fair value of $14.0 million as collateral for outstanding wholesale repurchase agreements.

Short-term borrowings, consisting of sweep accounts and repurchase agreements, were $3.8 million and $3.0 million as of September 30, 2014 and June 30, 2014, respectively.

Liquidity

The following table is a summary of the unused borrowing capacity of the Company at September 30, 2014, in addition to traditional retail deposit products (dollars in thousands).

Brokered time deposits	$195,573	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	88,181	Subject to eligible and qualified collateral
Federal Reserve Discount Window Borrower-in-Custody	1,430	Subject to the pledge of indirect auto loans
Total unused borrowing capacity	285,184
Unencumbered investment securities	76,640
Total sources of liquidity	$361,824

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

At September 30, 2014, the Company had $361.8 million of immediately accessible liquidity, defined as additional cash that could be raised within seven days through collateralized borrowings, brokered deposits or security sales. This position represented 46.3% of total assets.  The Company also had $83.5 million of cash and cash equivalents at September 30, 2014.

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

Capital

The carrying amount and unpaid principal balance of junior subordinated debentures totaled $8.5 million and $16.5 million, respectively, as of September 30, 2014. This debt represents qualifying Tier 1 capital for the Company, up to a maximum of 25% of total Tier 1 capital.  At September 30, 2014, the carrying amounts of the junior subordinated notes, net of the Company’s $496 thousand investment in the affiliated trusts, qualified as Tier 1 capital.

At September 30, 2014, shareholders’ equity was $113.2 million, an increase of $1.2 million, or 1.1%, from June 30, 2014. Book value per outstanding common share was $11.05 at September 30, 2014 and at June 30, 2014.  Tier 1 capital to total average assets of the Company was 15.89% as of September 30, 2014 and 15.90% at June 30, 2014.

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

The Company must comply with the Final Capital Rule beginning on January 1, 2015.

The Bank and the Company are subject to capital commitments with the Federal Reserve and the Bureau that require higher minimum capital ratios. These commitments require that the Company and the Bank (i) maintain a Tier 1 leverage ratio of at least 10%; and (ii) maintain a total risk-based capital ratio of at least 15%.  The Bank and the Company were in compliance with these commitments at September 30, 2014.

The Company’s and the Bank’s regulatory capital ratios are set forth below.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Correction
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2014:
Total capital to risk weighted assets:
Company	$122,688	22.97%	$42,733	>8.0%	$ N/A	N/A
Bank	105,067	19.57%	42,940	>8.0%	53,675	>10.0%

Tier 1 capital to risk weighted assets:
Company	121,119	22.67%	21,366	>4.0%	N/A	N/A
Bank	101,309	18.87%	21,470	>4.0%	32,205	>6.0%

Tier 1 capital to average assets:
Company	121,119	15.89%	30,485	>4.0%	N/A	N/A
Bank	101,309	13.31%	30,450	>4.0%	38,063	>5.0%

June 30, 2014:
Total capital to risk weighted assets:
Company	$120,818	23.69%	$40,808	>8.0%	$ N/A	N/A
Bank	103,160	20.12%	41,027	>8.0%	51,284	>10.0%

Tier 1 capital to risk weighted assets:
Company	119,421	23.41%	20,404	>4.0%	N/A	N/A
Bank	99,256	19.35%	20,514	>4.0%	30,771	>6.0%

Tier 1 capital to average assets:
Company	119,421	15.90%	30,049	>4.0%	N/A	N/A
Bank	99,256	13.22%	30,028	>4.0%	37,536	>5.0%

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

See Part I. Item I. “Notes to Unaudited Consolidated Financial Statements — Note 9:  Commitments and Contingencies” for further discussion.

Results of Operations

General

Net income increased by $1.3 million to $1.6 million for the quarter ended September 30, 2014, compared to $320 thousand for the quarter ended September 30, 2013. Pre-tax income for the quarter ended September 30, 2014 included $52 thousand of expenses related to severance.  When compared to the prior year, increases in net income the three months ended September 30, 2014 resulted principally from higher transactional income on purchased loans and the positive effect of balance sheet growth.

The following table details the “total return” on purchased loans, which includes transactional interest income of $2.0 million for the quarter ended September 30, 2014, an increase of $1.3 million from the quarter ended September 30, 2013. Including the loss or gain on the sales of purchased loans during the two quarters, the total transactional income increased by $1.1 million for the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013.

	Three Months Ended September 30,
	2014		2013
	Income	Return (1)	Income	Return (1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$4,497	8.80%	$3,739	8.54%
Transactional income:
(Loss) gain on loan sales	(4)	-0.01%	216	0.49%
Gain on sale of real estate owned	—	0.00%	—	0.00%
Other noninterest income	—	0.00%	—	0.00%
Accelerated accretion and loan fees	2,025	3.96%	696	1.59%
Total transactional income	2,021	3.95%	912	2.08%
Total	$6,518	12.75%	$4,651	10.62%

(1) The total return on purchased loans represents scheduled accretion, accelerated accretion, gains on asset sales, and other noninterest income recorded during the period divided by the average invested balance, on an annualized basis.

Net Interest Income

Net interest income before provision for loan losses increased by $2.4 million, or 33.3%, to $9.5 million for the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013, primarily due to higher transactional interest income from purchased loan payoffs and the positive effect of balance sheet growth. When compared to the quarter ended September 30, 2013, transactional interest income increased $1.3 million, having a 94 basis point effect on the net interest margin, which increased to 5.18% from 4.24%.  The following table summarizes interest income and related yields recognized on the loan portfolios.

	Three Months Ended September 30,
	2014			2013
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
	(Dollars in thousands)
Community Banking Division	$241,165	$3,062	5.04%	$242,700	$3,342	5.46%
LASG:
Originated	82,335	1,338	6.45%	47,208	680	5.71%
Purchased	202,856	6,522	12.76%	173,167	4,435	10.16%
Total LASG	285,191	7,860	10.93%	220,375	5,115	9.21%
Total	$526,356	$10,922	8.23%	$463,075	$8,457	7.25%

In the quarter ended September 30, 2014, net interest income was negatively affected by a lower level of noncash accretion of fair value adjustments resulting from the merger than in the comparable 2013 quarter.  The effect of such accretion will continue to diminish as financial instruments held at the merger mature or prepay.  The following table summarizes the effects of such accretion.

	Three Months Ended September 30,
	2014			2013
	Average	Income	Effect on	Average	Income	Effect on
	Balance	(Expense)	Yield / Rate	Balance	(Expense)	Yield / Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$112,250	$—	0.00%	$119,298	$—	0.00%
Loans	526,356	77	0.06%	463,075	36	0.03%
Other interest-earning assets	86,864	—	0.00%	83,129	—	0.00%
Total interest-earning assets	$725,470	$77	0.04%	$665,502	$36	0.02%

Interest-bearing liabilities:
Interest-bearing deposits	524,631	64	0.05%	463,128	201	0.17%
Short-term borrowings	3,320	—	0.00%	2,278	—	0.00%
Borrowed funds	52,979	92	0.69%	59,986	108	0.71%
Junior subordinated debentures	8,461	—	0.00%	8,288	(1)	-0.05%
Total interest-bearing liabilities	$589,391	$156	0.11%	$533,680	$308	0.23%

Total effect of noncash accretion on:
Net interest income		$233			$344
Net interest margin		0.13%			0.21%

The Company’s interest rate spread and net interest margin increased by 96 basis points and 94 basis points, respectively, for the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013.  These increases were principally the result of the aforementioned increases in transactional income and loan volume.  The following table sets forth the average balance sheets, interest income and interest expense, and average yields and costs for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014			2013
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Investment securities	$112,250	$244	0.86%	$119,298	$282	0.94%
Loans (1) (2)	526,356	10,922	8.23%	463,075	8,457	7.25%
Regulatory stock	4,102	15	1.45%	5,721	4	0.28%
Short-term investments (3)	82,762	51	0.24%	77,408	48	0.25%
Total interest-earning assets	725,470	11,232	6.14%	665,502	8,791	5.24%
Cash and due from banks	2,712			3,037
Other non-interest earning assets	34,736			34,012
Total assets	$762,918			$702,551

Liabilities & Shareholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$63,608	$41	0.26%	$59,124	$40	0.27%
Money market accounts	86,294	110	0.51%	85,688	112	0.52%
Savings accounts	34,361	11	0.13%	33,926	12	0.14%
Time deposits	340,368	968	1.13%	284,390	883	1.23%
Total interest-bearing deposits	524,631	1,130	0.85%	463,128	1,047	0.90%
Short-term borrowings	3,320	9	1.08%	2,278	5	0.87%
Borrowed funds	52,979	416	3.12%	59,986	440	2.91%
Junior subordinated debentures	8,461	206	9.66%	8,288	192	9.19%
Total interest-bearing liabilities	589,391	1,761	1.19%	533,680	1,684	1.25%

Non-interest bearing liabilities:
Demand deposits and escrow accounts	53,245			50,391
Other liabilities	7,891			5,561
Total liabilities	650,527			589,632
Shareholders’ equity	112,391			112,919
Total liabilities and shareholders’ equity	$762,918			$702,551

Net interest income		$9,471			$7,107

Interest rate spread			4.95%			3.99%
Net interest margin (4)			5.18%			4.24%

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

	Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investments securities	$(16)	$(22)	$(38)
Loans	1,235	1,230	2,465
Regulatory stock	(1)	12	11
Short-term investments	3	—	3
Total increase (decrease) in interest income	1,221	1,220	2,441
Interest bearing liabilities:
Interest bearing deposits	166	(83)	83
Short-term borrowings	3	1	4
Borrowed funds	(53)	29	(24)
Junior subordinated debentures	4	10	14
Total (decrease) increase in interest expense	120	(43)	77
Total increase (decrease) in net interest income	$1,101	$1,263	$2,364

Provision for Loan Losses

Quarterly, the Company determines the amount of the allowance for loan losses that is appropriate to provide for losses inherent in the Company’s loan portfolios, with the provision for loan losses determined by the net change in the allowance for loan losses.  For loans acquired with deteriorated credit quality, a provision for loan a loss is recorded when estimates of future cash flows are lower than had been previously expected. See Part I. Item I. “Notes to Unaudited Consolidated Financial Statements — Note 4:  Loans, Allowance for Loan losses and Credit Quality” for further discussion.

The provision for loan losses for periods subsequent to the merger with FHB Formation LLC reflects the impact of adjusting loans to their then fair values, as well as the elimination of the allowance for loan losses in accordance with the acquisition method of accounting. Subsequent to the merger, the provision for loan losses has been recorded based on estimates of inherent losses in newly originated loans and for incremental reserves required for pre-merger loans based on estimates of deteriorated credit quality post-merger.

The provision for loan losses for the three months ended September 30, 2014 and 2013 was $320 thousand and $77 thousand, respectively.  The increase in the Company’s loan loss provision resulted principally from increases in impairment allowances on two commercial real estate loans.

Noninterest Income

Noninterest income decreased by $134 thousand for the current quarter, compared to the quarter ended September 30, 2013, principally due to a $136 thousand reduction in gains realized on sales of purchased loans.

Noninterest Expense

Noninterest expense decreased by $115 thousand for the quarter, measured against the quarter ended September 30, 2013. Comparing the two quarters, variances of significance are:

•                  Salaries and employee benefits decreased by $79 thousand, principally due to reductions in severance and overall employee head count, offset in part by higher incentive compensation expense;

•                  Occupancy and equipment costs declined by $125 thousand, the result of a reduction in software maintenance and depreciation expense following the conversion of the Bank’s core systems platform to an outsourced model in May 2014. The decrease in equipment expense was offset in part by higher conversion-related data processing fees, which increased by $88 thousand;

•                  Professional fees, which tend to fluctuate from quarter to quarter, were lower by $68 thousand;

•                  Loan expense decreased by $199 thousand, mainly due to lower loan acquisition and work-out expenses as well as a $78 thousand recovery of work-out expenses previously incurred;

•                  A $250 thousand insurance recovery was recognized in the quarter ended September 30, 2013.

Income Taxes

The Company’s income tax expense was $924 thousand, or an effective rate of 36.0%, for the quarter ended September 30, 2014, as compared to $161 thousand, or an effective rate of 33.5%, for the quarter ended September 30, 2013.  The increase in the Company’s effective tax rate was principally due to increased state income taxes resulting from changes in state apportionment.

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

Based on this evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2014.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2014 that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The following table sets forth information with respect to purchases made by us of our common stock during the quarter ended September 30, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Per share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
Jul. 1 –Jul. 31	2,100	$9.23	293,300	576,700
Aug. 1 – Aug. 31	12,300	$9.34	305,600	564,400
Sep. 1 – Sep. 30	—	—	305,600	564,400

(1)         Based on trade date, not settlement date

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
101

The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2014 and June 30, 2014; (ii) Consolidated Statements of Income for the three months ended September 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the three months ended September 30, 2014 and 2013; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended September 30 2014 and 2013; (v) Consolidated Statements of Cash Flows for the three months ended September 30, 2014 and 2013; and (v) Notes to Unaudited Consolidated Financial Statements.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2014		NORTHEAST BANCORP

	By:	/s/ Richard Wayne
Richard Wayne
President and CEO

	By:	/s/ Claire S. Bean
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
101

The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2014 and June 30, 2014; (ii) Consolidated Statements of Income for the three months ended September 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the three months ended September 30, 2014 and 2013; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended September 30 2014 and 2013; (v) Consolidated Statements of Cash Flows for the three months ended September 30, 2014 and 2013; and (v) Notes to Unaudited Consolidated Financial Statements.

*   Filed herewith

** Furnished herewith