Form 10-Q
period 2014-12-31
NORTHEAST BANCORP /ME/
filed 2015-02-13
CIK 811831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 31, 2015 the registrant had outstanding 8,957,474 shares of voting common stock, $1.00 par value per share and 880,963 shares of non-voting common stock, $1.00 par value per share.

PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share data)

	December 31, 2014	June 30, 2014
Assets
Cash and due from banks	$2,626	$3,372
Short-term investments	80,643	78,887
Total cash and cash equivalents	83,269	82,259
Available-for-sale securities, at fair value	107,841	113,881
Loans held for sale	5,154	11,945
Loans	575,335	516,416
Less: Allowance for loan losses	1,664	1,367
Loans, net	573,671	515,049
Premises and equipment, net	8,494	9,135
Real estate owned and other repossessed collateral, net	2,058	1,991
Federal Home Loan Bank stock, at cost	4,102	4,102
Intangible assets, net	2,467	2,798
Bank owned life insurance	15,055	14,836
Other assets	7,924	5,935
Total assets	$810,035	$761,931
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Demand	$51,920	$50,140
Savings and interest checking	95,373	98,340
Money market	144,523	83,901
Time	339,904	341,948
Total deposits	631,720	574,329
Federal Home Loan Bank advances	35,244	42,824
Wholesale repurchase agreements	10,117	10,199
Short-term borrowings	2,775	2,984
Junior subordinated debentures issued to affiliated trusts	8,530	8,440
Capital lease obligation	1,464	1,558
Other liabilities	9,262	9,531
Total liabilities	699,112	649,865
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares issued and outstanding at December 31, 2014 and June 30, 2014	—	—
Voting common stock, $1.00 par value, 25,000,000 shares authorized; 8,965,424 and 9,260,331 shares issued and outstanding at December 31, 2014 and June 30, 2014, respectively	8,965	9,260
Non-voting common stock, $1.00 par value, 3,000,000 shares authorized; 880,963 shares issued and outstanding at December 31, 2014 and June 30, 2014	881	881
Additional paid-in capital	87,404	90,914
Retained earnings	15,314	12,294
Accumulated other comprehensive loss	(1,641)	(1,283)
Total stockholders’ equity	110,923	112,066
Total liabilities and stockholders’ equity	$810,035	$761,931

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Interest and dividend income:
Interest on loans	$10,948	$10,282	$21,870	$18,739
Interest on available-for-sale securities	232	262	475	544
Other interest and dividend income	79	96	146	147
Total interest and dividend income	11,259	10,640	22,491	19,430
Interest expense:
Deposits	1,281	979	2,410	2,026
Federal Home Loan Bank advances	265	327	588	651
Wholesale repurchase agreements	73	98	145	192
Short-term borrowings	7	6	16	11
Junior subordinated debentures issued to affiliated trusts	188	192	394	385
Obligation under capital lease agreements	19	21	38	43
Total interest expense	1,833	1,623	3,591	3,308
Net interest and dividend income before provision for loan losses	9,426	9,017	18,900	16,122
Provision for loan losses	113	151	433	227
Net interest and dividend income after provision for loan losses	9,313	8,866	18,467	15,895
Noninterest income:
Fees for other services to customers	392	421	786	861
Gain on sales of loans held for sale	447	341	1,029	880
Gain on sales of portfolio loans	445	13	525	230
(Loss) gain recognized on real estate owned and other repossessed collateral, net	(31)	(77)	(54)	(115)
Bank-owned life insurance income	110	116	219	234
Other noninterest income	7	21	19	34
Total noninterest income	1,370	835	2,524	2,124
Noninterest expense:
Salaries and employee benefits	4,737	4,253	9,270	8,865
Occupancy and equipment expense	1,181	1,311	2,384	2,601
Professional fees	458	281	766	657
Data processing fees	347	277	692	554
Marketing expense	80	103	148	139
Loan acquisition and collection expense	413	290	687	763
FDIC insurance premiums	110	117	234	227
Intangible asset amortization	166	210	331	420
Legal settlement recovery	—	—	—	(250)
Other noninterest expense	718	772	1,437	1,490
Total noninterest expense	8,210	7,614	15,949	15,466
Income from continuing operations before income tax expense	2,473	2,087	5,042	2,553
Income tax expense	893	676	1,818	832
Net income from continuing operations	1,580	1,411	3,224	1,721
(Loss) income from discontinued operations before tax (benefit) expense	—	(27)	—	(12)
Income tax (benefit) expense	—	(9)	—	(4)
Net (loss) income from discontinued operations	—	(18)	—	(8)
Net income	$1,580	$1,393	$3,224	$1,713
Weighted-average shares outstanding:
Basic	10,132,349	10,432,833	10,155,598	10,436,673
Diluted	10,132,349	10,432,833	10,155,598	10,436,673
Earnings per common share:
Basic:
Income from continuing operations	$0.16	$0.13	$0.32	$0.16
Income from discontinued operations	—	—	—	—
Net Income	$0.16	$0.13	$0.32	$0.16
Diluted:
Income from continuing operations	$0.16	$0.13	$0.32	$0.16
Income from discontinued operations	—	—	—	—
Net income	$0.16	$0.13	$0.32	$0.16
Cash dividends declared per common share	$0.01	$0.09	$0.02	$0.18

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net income	$1,580	$1,393	$3,224	$1,713
Other comprehensive income (loss), before tax:
Available-for-sale securities:
Change in net unrealized gain or loss on available-for-sale securities	538	(647)	263	(130)
Reclassification adjustment for net gains included in net income	—	—	—	—
Total available-for-sale securities	538	(647)	263	(130)
Derivatives and hedging activities:

Change in accumulated loss on effective cash flow hedges	(500)	565	(770)	584
Reclassification adjustments for net gains included in net income	(24)	(17)	(34)	(36)

Total derivatives and hedging activities	(524)	548	(804)	548

Total other comprehensive income (loss), before tax	14	(99)	(541)	418

Income tax expense (benefit) related to other comprehensive (loss) income	4	(34)	(183)	142

Other comprehensive income (loss), net of tax	10	(65)	(358)	276
Comprehensive income	$1,590	$1,328	$2,866	$1,989

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share and per share data)

	Preferred Stock		Voting Common Stock		Non-voting Common Stock		Additional	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	Loss	Equity
Balance at June 30, 2013	—	$—	9,565,680	$9,566	880,963	$881	$92,745	$12,524	$(1,914)	$113,802
Net income	—	—	—	—	—	—	—	1,713	—	1,713
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	276	276
Dividends on common stock at $0.18 per share	—	—	—	—	—	—	—	(1,879)	—	(1,879)
Stock-based compensation	—	—	—	—	—	—	471	—	—	471
Forfeiture of restricted common stock	—	—	(14,149)	(14)	—	—	14	—	—	—
Balance at December 31, 2013	—	$—	9,551,531	$9,552	880,963	$881	$93,230	$12,358	$(1,638)	$114,383
Balance at June 30, 2014	—	$—	9,260,331	$9,260	880,963	$881	$90,914	$12,294	$(1,283)	$112,066
Net income	—	—	—	—	—	—	—	3,224	—	3,224
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	(358)	(358)
Common stock repurchased	—	—	(448,686)	(449)	—	—	(3,653)	—	—	(4,102)
Dividends on common stock at $0.02 per share	—	—	—	—	—	—	—	(204)	—	(204)
Stock-based compensation	—	—	—	—	—	—	297	—	—	297
Issuance of restricted common stock	—	—	168,000	168	—	—	(168)	—	—	—
Forfeiture of restricted common stock	—	—	(14,221)	(14)	—	—	14	—	—	—
Balance at December 31, 2014	—	$—	8,965,424	$8,965	880,963	$881	$87,404	$15,314	$(1,641)	$110,923

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended December 31,
	2014	2013
Operating activities:
Net income	$3,224	$1,713
Adjustments to reconcile net income to net cash provided by (used in) by operating activities:
Provision for loan losses	433	227
Loss on sale and impairment of real estate owned and other repossessed collateral, net	54	115
Accretion of fair value adjustments on loans, net	(6,117)	(4,099)
Accretion of fair value adjustments on deposits, net	(120)	(415)
Accretion of fair value adjustments on borrowings, net	(72)	(132)
Originations of loans held for sale	(49,444)	(44,651)
Net proceeds from sales of loans held for sale	57,264	47,299
Gain on sales of loans held for sale	(1,029)	(880)
Gain on sales of portfolio loans	(525)	(230)
Amortization of intangible assets	331	420
Bank-owned life insurance income, net	(219)	(234)
Depreciation of premises and equipment	847	1,035
Loss (gain) on sale of premises and equipment	28	(1)
Net gain on sale of available-for-sale securities	—	—
Stock-based compensation	297	471
Amortization of securities, net	519	668
Changes in other assets and liabilities:
Other assets	(1,693)	(6,568)
Other liabilities	(1,071)	3,290
Net cash provided (used in) by operating activities	2,707	(1,972)
Investing activities:
Proceeds from sales of available-for-sale securities	—	—
Purchases of available-for-sale securities	—	(12,083)
Proceeds from maturities and principal payments on available-for-sale securities	5,786	18,165
Loan purchases	(39,667)	(29,967)
Proceeds from sales of portfolio loans	3,665	216
Loan originations and principal collections, net	(16,778)	(34,000)
Purchases of premises and equipment	(234)	(594)
Proceeds from sales of premises and equipment	—	11
Proceeds from sales of real estate owned and other repossessed collateral	129	528
Net cash used in investing activities	(47,099)	(57,724)
Financing activities:
Net increase in deposits	57,511	52,314
Net (decrease) increase in short-term borrowings	(209)	1,843
Repurchase of common stock	(4,102)	—
Dividends paid on common stock	(204)	(1,879)
Proceeds from FHLB advances	—	15,000
Repayments of FHLB advances	(7,500)	—
Repayment of wholesale repurchase agreements	—	(10,000)
Repayment of capital lease obligation	(94)	(89)
Net cash provided by financing activities	45,402	57,189
Net decrease in cash and cash equivalents	1,010	(2,507)
Cash and cash equivalents, beginning of period	82,259	65,934
Cash and cash equivalents, end of period	$83,269	$63,427

Supplemental schedule of noncash investing and financing activities:
Transfers from loans to real estate owned and other repossessed collateral	$241	$1,727
Transfers from real estate owned and other repossessed collateral to loans	2	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

December 31, 2014

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

In August 2014, the FASB issued ASU 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (“ ASU 2014-14 “) .  ASU 2014-14 affects creditors that hold government-guaranteed mortgage loans, including those guaranteed by the Federal Housing Administration (FHA) of the U.S. Department of Housing and Urban Development (HUD), and the U.S. Department of Veterans Affairs (VA). The update requires that, upon foreclosure, a guaranteed mortgage loan be derecognized and a separate other receivable be recognized when specific criteria are met. ASU 2014-14 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

3.  Securities Available-for-Sale

The following presents a summary of the amortized cost, gross unrealized holding gains and losses, and fair value of securities available for sale.

	December 31, 2014
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Government agency securities	$48,302	$43	$(28)	$48,317
Agency mortgage-backed securities	60,553	4	(1,033)	59,524
	$108,855	$47	$(1,061)	$107,841

	June 30, 2014
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Government agency securities	$48,415	$31	$(28)	$48,418
Agency mortgage-backed securities	66,744	3	(1,284)	65,463
	$115,159	$34	$(1,312)	$113,881

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on sale.  There were no securities sold during the three and six months ended December 31, 2014 or 2013.  At December 31, 2014, investment securities with a fair value of approximately $34.7 million were pledged as collateral to secure outstanding borrowings.

The following summarizes the Company’s gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	December 31,2014
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(Dollars in thousands)
U.S. Government agency securities	$27,086	$(28)	$—	$—	$27,086	$(28)
Agency mortgage-backed securities	2,188	(8)	54,970	(1,025)	57,158	(1,033)
	$29,274	$(36)	$54,970	$(1,025)	$84,244	$(1,061)

	June 30, 2014
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(Dollars in thousands)
U.S. Government agency securities	$24,141	$(28)	$—	$—	$24,141	$(28)
Agency mortgage-backed securities	—	—	62,734	(1,284)	62,734	(1,284)
	$24,141	$(28)	$62,734	$(1,284)	$86,875	$(1,312)

There were no other-than-temporary impairment losses on securities during the three and six months ended December 31, 2014 or 2013.

At December 31, 2014, the Company had twenty securities in a continuous loss position for greater than twelve months.  At December 31, 2014, all of the Company’s available-for-sale securities were issued or guaranteed by either government agencies or government-sponsored enterprises.  The decline in fair value of the Company’s available-for-sale securities at December 31, 2014 is attributable to changes in interest rates.

Management of the Company, in addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company’s investment portfolio, also considers the Company’s ability and intent to hold such securities to maturity or recovery of cost.  Management does not believe any of the Company’s available-for-sale securities are other-than-temporarily impaired at December 31, 2014.

The amortized cost and fair values of available-for-sale debt securities by contractual maturity are shown below as of December 31, 2014.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within one year	$9,035	$9,039
Due after one year through five years	39,267	39,278
Due after five years through ten years	30,053	29,718
Due after ten years	30,500	29,806
	$108,855	$107,841

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

The composition of the Company’s loan portfolio is as follows on the dates indicated.

	December 31, 2014			June 30, 2014
	Originated	Purchased	Total	Originated	Purchased	Total
			(Dollars in thousands)
Residential real estate	$112,272	$2,211	$114,483	$116,972	$3,687	$120,659
Home equity	25,534	—	25,534	27,975	—	27,975
Commercial real estate	125,567	217,914	343,481	116,617	199,481	316,098
Commercial business	82,672	267	82,939	41,518	282	41,800
Consumer	8,898	—	8,898	9,884	—	9,884
Total loans	$354,943	$220,392	$575,335	$312,966	$203,450	$516,416

Related Party Loans

The Bank’s authority to extend credit to their respective directors and executive officers, as well as to entities controlled by such persons, is currently governed by the requirements of the Sarbanes-Oxley Act of 2002 and Regulation O of the Board of Governors of the Federal Reserve System. Among other things, these provisions require that extensions of credit to insiders (1) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (2) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, the extensions of credit to insiders must be approved by each Bank’s Board of Directors.

Total loans and advances, to directors, executive officers and their affiliates were $416 thousand at December 31, 2014. All loans were performing at December 31, 2014.

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

•                  National and local economic trends and conditions

•                  Effects of changes or trends in internal risk ratings

•                  Other effects resulting from trends in the valuation of underlying collateral

There were no significant changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three and six months ended December 31, 2014 or 2013.

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

The following table sets forth activity in the Company’s allowance for loan losses.

	Three Months Ended December 31, 2014
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$783	$340	$49	$51	$271	$45	$1,539
Provision	2	(53)	5	8	142	9	113
Recoveries	11	1	—	3	—	—	15
Charge-offs	—	—	—	(3)	—	—	(3)
Ending balance	$796	$288	$54	$59	$413	$54	$1,664

	Three Months Ended December 31, 2013
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$695	$163	$50	$148	$101	$67	$1,224
Provision	(33)	158	2	(24)	106	(58)	151
Recoveries	—	—	—	12	—	—	12
Charge-offs	(13)	—	—	(24)	—	—	(37)
Ending balance	$649	$321	$52	$112	$207	$9	$1,350

	Six Months Ended December 31, 2014
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$580	$358	$48	$79	$267	$35	$1,367
Provision	360	(71)	6	(27)	146	19	433
Recoveries	16	1	—	13	—	—	30
Charge-offs	(160)	—	—	(6)	—	—	(166)
Ending balance	$796	$288	$54	$59	$413	$54	$1,664

	Six Months Ended December 31, 2013
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$594	$173	$70	$189	$76	$41	$1,143
Provision	82	148	(24)	(78)	131	(32)	227
Recoveries	6	—	6	31	—	—	43
Charge-offs	(33)	—	—	(30)	—	—	(63)
Ending balance	$649	$321	$52	$112	$207	$9	$1,350

The following table sets forth information regarding the allowance for loan losses by portfolio segment and impairment methodology.

	December 31, 2014
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$367	$21	$—	$17	$374	$—	$779
Collectively evaluated	429	267	54	42	—	54	846
ASC 310-30	—	—	—	—	39	—	39
Total	$796	$288	$54	$59	$413	$54	$1,664

Loans:
Individually evaluated	$3,426	$2,567	$—	$605	$10,117	$—	$16,715
Collectively evaluated	134,380	123,000	82,672	8,293	—	—	348,345
ASC 310-30	—	—	—	—	210,275	—	210,275
Total	$137,806	$125,567	$82,672	$8,898	$220,392	$—	$575,335

	June 30, 2014
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$190	$84	$—	$6	$166	$—	$446
Collectively evaluated	390	274	48	73	—	35	820
ASC 310-30	—	—	—	—	101	—	101
Total	$580	$358	$48	$79	$267	$35	$1,367

Loans:
Individually evaluated	$2,314	$2,549	$—	$240	$4,747	$—	$9,850
Collectively evaluated	142,633	114,068	41,518	9,644	—	—	307,863
ASC 310-30	—	—	—	—	198,703	—	198,703
Total	$144,947	$116,617	$41,518	$9,884	$203,450	$—	$516,416

The following table sets forth information regarding impaired loans. Loans accounted for under ASC 310-30 that have performed based on cash flow and accretable yield expectations determined at date of acquisition are not considered impaired assets and have been excluded from the tables below.

	December 31, 2014			June 30, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$1,372	$1,448	$—	$1,005	$1,081	$—
Consumer	393	395	—	200	205	—
Commercial real estate	1,557	1,575	—	1,368	1,371	—
Commercial business	—	—	—	—	—	—
Purchased:
Commercial real estate	8,783	12,301	—	2,857	4,148	—
Total	12,105	15,719	—	5,430	6,805	—

Impaired loans with a valuation allowance:
Originated:
Residential real estate	2,055	1,983	367	1,309	1,278	190
Consumer	212	204	17	40	47	6
Commercial real estate	1,010	1,003	21	1,181	1,187	84
Commercial business	—	—	—	—	—	—
Purchased:
Commercial real estate	1,333	2,095	374	1,890	2,215	166
Total	4,610	5,285	779	4,420	4,727	446
Total impaired loans	$16,715	$21,004	$779	$9,850	$11,532	$446

The following tables set forth information regarding interest income recognized on impaired loans.

	Three Months Ended December 31,
	2014		2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$1,384	$28	$901	$8
Consumer	292	68	96	1
Commercial real estate	1,182	30	413	7
Commercial business	—	—	72	3
Purchased:
Commercial real estate	6,901	85	2,833	41
Total	9,759	211	4,315	60

Impaired loans with a valuation allowance:
Originated:
Residential real estate	2,080	7	1,344	19
Consumer	121	15	117	2
Commercial real estate	1,248	11	1,186	19
Commercial business	—	—	44	1
Purchased:
Commercial real estate	1,295	21	1,067	46
Total	4,744	54	3,758	87
Total impaired loans	$14,503	$265	$8,073	$147

	Six Months Ended December 31,
	2014		2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$1,188	$45	$986	$14
Consumer	297	71	93	2
Commercial real estate	1,462	37	420	14
Commercial business	—	—	63	6
Purchased:
Commercial real estate	5,820	160	2,198	48
Total	8,767	313	3,760	84

Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,682	35	1,385	37
Consumer	126	16	98	3
Commercial real estate	1,095	31	1,165	45
Commercial business	—	—	50	1
Purchased:
Commercial real estate	1,612	24	778	48
Total	4,515	106	3,476	134
Total impaired loans	$13,282	$419	$7,236	$218

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

Loans rated 8:  Loans in this category are considered “substandard.” Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified have a well-defined weakness or weaknesses that jeopardize the orderly repayment of the debt.

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

The following tables present the Company’s loans by risk rating.

	December 31, 2014
	Originated Portfolio
	Commercial	Commercial		Purchased
	Real Estate	Business	Residential(1)	Portfolio	Total
	(Dollars in thousands)
Loans rated 1- 6	$119,210	$82,490	$9,795	$208,566	$420,061
Loans rated 7	4,758	38	997	8,481	14,274
Loans rated 8	1,599	144	657	3,345	5,745
Loans rated 9	—	—	—	—	—
Loans rated 10	—	—	—	—	—
	$125,567	$82,672	$11,449	$220,392	$440,080

	June 30, 2014
	Originated Portfolio
	Commercial	Commercial		Purchased
	Real Estate	Business	Residential(1)	Portfolio	Total
	(Dollars in thousands)
Loans rated 1- 6	$110,044	$41,271	$11,941	$189,986	$353,242
Loans rated 7	4,880	46	940	8,619	14,485
Loans rated 8	1,693	201	670	4,845	7,409
Loans rated 9	—	—	—	—	—
Loans rated 10	—	—	—	—	—
	$116,617	$41,518	$13,551	$203,450	$375,136

(1)        Certain of the Company’s loans made for commercial purposes, but secured by residential collateral, are rated under the Company’s risk-rating system.

Past Due and Nonaccrual Loans

The following is a summary of past due and non-accrual loans:

	December 31, 2014
			Past Due	Past Due
			90 Days or	90 Days or	Total			Non-
	30-59	60-89	More-Still	More-	Past	Total	Total	Accrual
	Days	Days	Accruing	Nonaccrual	Due	Current	Loans	Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$314	$614	$—	$1,509	$2,437	$109,835	$112,272	$2,706
Home equity	48	—	—	11	59	25,475	25,534	11
Commercial real estate	212	—	—	1,040	1,252	124,315	125,567	1,166
Commercial business	—	19	—	—	19	82,653	82,672	—
Consumer	222	31	—	124	377	8,521	8,898	237
Total originated portfolio	796	664	—	2,684	4,144	350,799	354,943	4,120
Purchased portfolio:
Residential real estate	—	—	—	—	—	2,211	2,211	—
Commercial business	—	—	—	—	—	267	267	—
Commercial real estate	2,758	853	—	7,411	11,022	206,892	217,914	8,129
Total purchased portfolio	2,758	853	—	7,411	11,022	209,370	220,392	8,129
Total loans	$3,554	$1,517	$—	$10,095	$15,166	$560,169	$575,335	$12,249

	June 30, 2014
			Past Due	Past Due
			90 Days or	90 Days or	Total			Non-
	30-59	60-89	More-Still	More-	Past	Total	Total	Accrual
	Days	Days	Accruing	Nonaccrual	Due	Current	Loans	Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$222	$728	$—	$1,573	$2,523	$114,449	$116,972	$1,743
Home equity	109	7	—	120	236	27,739	27,975	160
Commercial real estate	126	136	—	629	891	115,726	116,617	1,162
Commercial business	—	—	—	—	—	41,518	41,518	5
Consumer	188	24	—	49	261	9,623	9,884	139
Total originated portfolio	645	895	—	2,371	3,911	309,055	312,966	3,209
Purchased portfolio:
Residential real estate	—	—	—	—	—	3,687	3,687	—
Commercial business	—	—	—	—	—	282	282	—
Commercial real estate	—	—	—	1,995	1,995	197,486	199,481	4,116
Total purchased portfolio	—	—	—	1,995	1,995	201,455	203,450	4,116
Total loans	$645	$895	$—	$4,366	$5,906	$510,510	$516,416	$7,325

Troubled Debt Restructurings

The following table shows the Company’s post-modification balance of TDRs by type of modification.

	Three Months Ended December 31,				Six Months Ended December 31,
	2014		2013		2014		2013
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
Extended maturity	1	$356	3	$1,763	3	$590	4	$1,777
Adjusted interest rate	3	157	—	—	4	195	1	82
Rate and maturity	—	—	—	—	3	201	—	—
Principal deferment	—	—	—	—	1	453	2	341
Court ordered concession	—	—	—	—	4	84	—	—
	4	$513	3	$1,763	15	$1,523	7	$2,200

The following table shows loans modified in a TDR and the change in the recorded investment subsequent to the modifications occurring.

	Three Months Ended December 31,
	2014			2013
		Recorded	Recorded		Recorded	Recorded
	Number of	Investment	Investment	Number of	Investment	Investment
	Contracts	Pre-Modification	Post-Modification	Contracts	Pre-Modification	Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	2	$125	$125	—	$—	$—
Home equity	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	1	32	32	1	39	39
Total originated portfolio	3	157	157	1	39	39
Purchased portfolio:
Residential real estate	—	—	—	—	—	—
Commercial real estate	1	356	356	2	1,685	1,724
Total purchased portfolio	1	356	356	2	1,685	1,724
Total	4	$513	$513	3	$1,724	$1,763

	Six Months Ended December 31,
	2014			2013
		Recorded	Recorded		Recorded	Recorded
	Number of	Investment	Investment	Number of	Investment	Investment
	Contracts	Pre-Modification	Post-Modification	Contracts	Pre-Modification	Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	11	$933	$933	—	$—	$—
Home equity	—	—	—	1	14	14
Commercial real estate	1	200	200	1	323	323
Commercial business	—	—	—	1	18	18
Consumer	2	34	34	2	121	121
Total originated portfolio	14	1,167	1,167	5	476	476
Purchased portfolio:
Residential real estate	—	—	—	—	—	—
Commercial real estate	1	356	356	2	1,685	1,724
Total purchased portfolio	1	356	356	2	1,685	1,724
Total	15	$1,523	$1,523	7	$2,161	$2,200

The Company considers TDRs past due 90 days or more to be in payment default.  Three loans modified in a TDR in the last twelve months defaulted during the six months ended December 31, 2014; the recorded investment of such loans was $50 thousand.  One loan modified in a TDR in the last twelve months defaulted during the three months ended December 31, 2014; the recorded investment of the loans was zero.  As of December 31, 2014, there were no further commitments to lend associated with loans modified in a TDR.

ASC 310-30 Loans

The following table presents a summary of loans accounted for under ASC 310-30 that were acquired by the Company during the period indicated.

	Three Months Ended December 31, 2014	Six Months Ended December 31, 2014
	(Dollars in thousands)
Contractually required payments receivable	$66,662	$87,770
Nonaccretable difference	(1,625)	(1,929)
Cash flows expected to be collected	65,037	85,841
Accretable yield	(25,405)	(33,365)
Fair value of loans acquired	$39,632	$52,476

Certain of the loans accounted for under ASC 310-30 that were acquired by the Company are not accounted for using the income recognition model because the Company cannot reasonably estimate cash flows expected to be collected. The carrying amounts of such loans are as follows.

	As of and for the Three Months Ended December 31, 2014	As of and for the Six Months Ended December 31, 2014
	(Dollars in thousands)
Loans acquired during the period	$35	$357
Loans at end of period	7,697	11,984

The following table summarizes the activity in the accretable yield for loans accounted for under ASC 310-30.

	Three Months Ended December 31, 2014	Six Months Ended December 31, 2014
	(Dollars in thousands)
Beginning balance	$108,352	$109,040
Acquisitions	25,405	33,365
Accretion	(4,286)	(8,729)
Reclassifications to accretable yield	—	10
Disposals and other changes	(6,196)	(10,411)
End balance	$123,275	$123,275

The following table provides information related to the unpaid principal balance and carrying amounts of ASC 310-30 loans.

	December 31, 2014	June 30, 2014
	(Dollars in thousands)
Unpaid principal balance	$259,588	$239,376
Carrying amount	$218,049	$201,171

5.  Earnings Per Share (EPS)

EPS is computed by dividing net income allocated to common shareholders by the weighted average common shares outstanding (including participating securities).  The Company’s only participating securities are unvested restricted stock awards that contain non-forfeitable rights to dividends. The following table shows the weighted average number of shares outstanding for the periods indicated. Shares issuable relative to stock options granted have been reflected as an increase in the shares outstanding used to calculate diluted EPS, after applying the treasury stock method. The number of shares outstanding for basic and diluted EPS is presented as follows:

	Three months Ended December 31,		Six months Ended December 31,
	2014	2013	2014	2013
	(Dollars in thousands, except share and per share data)
Net income	$1,580	$1,393	$3,224	$1,713
Weighted average shares used in calculation of basic EPS	10,132,349	10,432,833	10,155,598	10,436,673
Incremental shares from assumed exercise of dilutive securities	—	—	—	—
Weighted average shares used in calculation of diluted EPS	10,132,349	10,432,833	10,155,598	10,436,673
Earnings per common share:
Income from continuing operations	$0.16	$0.13	$0.32	$0.16
Income from discontinued operations	—	—	—	—
Earnings per common share	$0.16	$0.13	$0.32	$0.16
Diluted earnings per common share:
Income from continuing operations	$0.16	$0.13	$0.32	$0.16
Income from discontinued operations	—	—	—	—
Diluted earnings per common share	$0.16	$0.13	$0.32	$0.16

For the three and six months ended December 31, 2014, the following stock options and warrants were excluded from the calculation of diluted EPS due to the exercise price of these options exceeding the average market price of the Company’s common stock for the period.  These options, which were not dilutive at that date, may potentially dilute EPS in the future.

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Stock options	1,086,599	1,136,080	1,105,694	1,151,442
Warrants	—	—	—	—
	1,086,599	1,136,080	1,105,694	1,151,442

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

Transfers- There were no transfers of assets and liabilities measured at fair value on a recurring or nonrecurring basis during the current period .

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

Available-for-sale securities - Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Examples of such instruments include publicly-traded common and preferred stocks. If quoted prices are not available, then fair values are estimated by using pricing models ( i.e. , matrix pricing) and market interest rates and credit assumptions or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. Examples of such instruments include government agency and government sponsored agency mortgage-backed securities, as well as certain preferred and trust preferred stocks. Level 3 securities are securities for which significant unobservable inputs are utilized.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

Collateral Dependent Impaired Loans- Valuations of impaired loans measured at fair value are determined by a review of collateral values.  Certain inputs used in appraisals are not always observable, and therefore impaired loans are generally categorized as Level 3 within the fair value hierarchy.

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

Loans- Fair values are estimated for portfolios of loans with similar financial characteristics. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimates of maturity are based on the Company’s historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic conditions, lending conditions and the effects of estimated prepayments.

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

Off-Balance Sheet Credit-Related Instruments -Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of such instruments was nominal at each date presented.

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Securities available-for-sale:
U.S. Government agency securities	$48,317	$—	$48,317	$—
Agency mortgage-backed securities	59,524	—	59,524	—
Other assets — interest rate caps	102	—	102	—
Liabilities
Other liabilities — interest rate swaps	$1,411	$—	$1,411	$—

	June 30, 2014
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Securities available-for-sale:
U.S. Government agency securities	$48,418	$—	$48,418	$—
Agency mortgage-backed securities	65,463	—	65,463	—
Other assets — interest rate caps	—	—	—	—
Liabilities
Other liabilities — interest rate swap	$714	$—	$714	$—

Assets measured at fair value on a nonrecurring basis are summarized below.

	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$978	$—	$—	$978
Real estate owned and other repossessed collateral	2,058	—	—	2,058

	June 30, 2014
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$1,467	$—	$—	$1,467
Real estate owned and other repossessed collateral	1,991	—	—	1,991

The following table presents the estimated fair value of the Company’s financial instruments.

	Carrying	Fair Value Measurements at December 31, 2014
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$83,269	$83,269	$83,269	$—	$—
Available-for-sale securities	107,841	107,841	—	107,841	—
Federal Home Loan Bank stock	4,102	4,102	—	4,102	—
Loans held for sale	5,154	5,159	—	5,159	—
Loans, net	573,671	575,858	—	—	575,858
Accrued interest receivable	1,136	1,136	—	1,136	—
Interest rate caps	102	102	—	102	—

Financial liabilities:
Deposits	631,720	632,098	—	632,098	—
FHLB advances	35,244	36,031	—	36,031	—
Wholesale repurchase agreements	10,177	10,292	—	10,292	—
Short-term borrowings	2,775	2,775	—	2,775	—
Capital lease obligation	1,464	1,563	—	1,563	—
Subordinated debentures	8,530	8,521	—	—	8,521
Interest rate swaps	1,411	1,411	—	1,411	—

	Carrying	Fair Value Measurements at June 30, 2014
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$82,259	$82,259	$82,259	$—	$—
Available-for-sale securities	113,881	113,881	—	113,881	—
Federal Home Loan Bank stock	4,102	4,102	—	4,102	—
Loans held for sale	11,945	11,945	—	11,945	—
Loans, net	515,049	522,154	—	—	522,154
Accrued interest receivable	1,216	1,216	—	1,216	—
Interest rate caps	—	—	—	—	—

Financial liabilities:
Deposits	574,329	574,868	—	574,868	—
FHLB advances	42,824	43,843	—	43,843	—
Wholesale repurchase agreements	10,199	10,484	—	10,484	—
Short-term borrowings	2,984	2,984	—	2,984	—
Capital lease obligation	1,558	1,701	—	1,701	—
Subordinated debentures	8,440	7,858	—	—	7,858
Interest rate swaps	714	714	—	714	—

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

The Company currently holds derivative instruments that contain credit-risk related features that are in a net liability position, which may require that collateral be assigned to dealer banks. At December 31, 2014, the Company had posted cash collateral totaling $3.3 million with dealer banks related to derivative instruments in a net liability position.

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

Information pertaining to outstanding interest rate caps and swap agreements used to hedge variable rate debt is as follows.

December 31, 2014
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Gain (Loss)	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$10,000	February 2010	February 2015	3 Mo. LIBOR	2.14%	4.69%	n/a	$(22)	$(37)	Other Liabilities
5,000	July 2013	July 2033	3 Mo. LIBOR	0.25%	3.38%	n/a	(639)	(639)	Other Liabilities
5,000	July 2013	July 2028	3 Mo. LIBOR	0.25%	3.23%	n/a	(485)	(485)	Other Liabilities
5,000	July 2013	July 2023	3 Mo. LIBOR	0.25%	2.77%	n/a	(250)	(250)	Other Liabilities
Interest rate caps:
6,000	October 2014	September 2019	3 Mo. LIBOR	n/a	n/a	2.50%	(75)	102	Other Assets
$31,000							$(1,471)	$(1,309)

June 30, 2014
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Loss	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$10,000	February 2010	February 2015	3 Mo. LIBOR	2.12%	4.69%	n/a	$(99)	$(165)	Other Liabilities
5,000	July 2013	July 2033	3 Mo. LIBOR	0.23%	3.38%	n/a	$(216)	$(216)	Other Liabilities
5,000	July 2013	July 2028	3 Mo. LIBOR	0.23%	3.23%	n/a	$(200)	$(200)	Other Liabilities
5,000	July 2013	July 2023	3 Mo. LIBOR	0.23%	2.77%	n/a	$(133)	$(133)	Other Liabilities
Interest rate caps:
6,000	September 2009	September 2014	3 Mo. LIBOR	n/a	n/a	2.51%	(16)	—	Other Assets
$31,000							$(664)	$(714)

During the three and six months ended December 31, 2014 and 2013, no interest rate cap or swap agreements were terminated prior to maturity. Changes in the fair value of interest rate caps and swaps designated as hedging instruments of the variability of cash flows associated with variable rate debt are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the debt affects earnings. Risk management results for the three and six months ended December 31, 2014 and 2013 related to the balance sheet hedging of variable rate debt indicates that the hedges were effective.

8.  Other Comprehensive Income

The components of other comprehensive income (loss) follow.

	Three Months Ended December 31,
	2014			2013
	Pre-tax	Tax Expense	After-tax	Pre-tax	Tax Expense	After-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
	(Dollars in thousands)
Change in net unrealized gain or loss on available-for-sale securities	$538	$183	$355	$(647)	$(220)	$(427)
Reclassification adjustment for net gains included in net income	—	—	—	—	—	—
Total available-for-sale securities	538	183	355	(647)	(220)	(427)
Change in accumulated loss on effective cash flow hedges	(500)	(171)	(329)	565	192	373
Reclassification adjustment for net gains included in net income	(24)	(8)	(16)	(17)	(6)	(11)
Total derivatives and hedging activities	(524)	(179)	(345)	548	186	362
Total other comprehensive income (loss)	$14	$4	$10	$(99)	$(34)	$(65)

	Six Months Ended December 31,
	2014			2013
	Pre-tax	Tax Expense	After-tax	Pre-tax	Tax Expense	After-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
	(Dollars in thousands)
Change in net unrealized gain or loss on available-for-sale securities	$263	$90	$173	$(130)	$(44)	$(86)
Reclassification adjustment for net gains included in net income	—	—	—	—	—	—
Total available-for-sale securities	263	90	173	(130)	(44)	(86)
Change in accumulated loss on effective cash flow hedges	(770)	(261)	(509)	584	198	386
Reclassification adjustment for net gains included in net income	(34)	(12)	(22)	(36)	(12)	(24)
Total derivatives and hedging activities	(804)	(273)	(531)	548	186	362
Total other comprehensive income (loss)	$(541)	$(183)	$(358)	$418	$142	$276

Accumulated other comprehensive loss is comprised of the following.

	December 31, 2014	June 30, 2014
	(Dollars in thousands)
Unrealized loss on available-for-sale securities	$(1,016)	$(1,278)
Tax effect	345	434
Net-of-tax amount	(671)	(844)
Unrealized loss on cash flow hedges	(1,471)	(664)
Tax effect	501	225
Net-of-tax amount	(970)	(439)
Accumulated other comprehensive loss	$(1,641)	$(1,283)

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

Financial instruments with contract amounts which represent credit risk are as follows:

	December 31, 2014	June 30, 2014
	(Dollars in thousands)
Commitments to originate loans	$17,656	$14,282
Unused lines of credit	32,543	34,657
Standby letters of credit	116	166

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.   The Company has recorded an allowance for possible losses on commitments and unfunded loans totaling $30 thousand recorded in other liabilities at both December 31, 2014 and June 30, 2014

Contingencies

The Company and its subsidiary are parties to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company’s consolidated financial position or results of operations.

10.  Discontinued Operations

The Company concluded all investment brokerage activities in the second quarter of Fiscal 2014.  Accordingly, operations associated with these activities have been classified as discontinued operations in the accompanying consolidated statements of income.  The following summarizes the operations of the Company’s investment brokerage division for the three and six months ended December 31, 2014 and 2013.

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
	(Dollars in thousands)
Noninterest income:
Investment commissions	$—	$296	$—	$971
Other noninterest income	—	—	—	—
Total noninterest income	—	296	—	971

Noninterest expense:
Salaries and employee benefits	—	261	—	793
Occupancy and equipment expense	—	20	—	60
Data processing fees	—	25	—	82
Marketing expense	—	—	—	8
Other noninterest expense	—	17	—	40
Total noninterest expense	—	323	—	983
(Loss) income before tax	—	(27)	—	(12)
Income tax (benefit) expense	—	(9)	—	(4)
Net (loss) income	$—	$(18)	$—	$(8)

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

Description of Business and Strategy

Business Overview

Northeast Bancorp (“we,” “our,” “us,” “Northeast” or the “Company”), incorporated under Maine law in 1987, is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), the Company is subject to regulation and supervision by the Federal Reserve. The Company’s primary subsidiary and principal asset is its wholly-owned banking subsidiary, Northeast Bank (the “Bank” or “Northeast Bank”), a Maine state-chartered bank originally organized in 1872. As a Federal Deposit Insurance Corporation (“FDIC”) insured Maine-chartered bank, the Bank is subject to regulation and supervision by the Maine Bureau of Financial Institutions (the “Bureau”) and the FDIC.

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

In connection with the transaction, as part of the regulatory approval process, the Company and the Bank made certain commitments to the Federal Reserve, the most significant of which are (i) to maintain a Tier 1 leverage ratio of at least 10%, (ii) to maintain a total risk-based capital ratio of at least 15%, (iii) to limit purchased loans to 40% of total loans, (iv) to fund 100% of the Company’s loans with core deposits (defined as non-maturity deposits and non-brokered insured time deposits), and (v) to hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total risk-based capital.  On June 28, 2013, the Federal Reserve approved the amendment to exclude owner-occupied commercial real estate loans from the commitment to hold commercial real estate loans to within 300% of total risk-based capital. All other commitments made to the Federal Reserve in connection with the merger remain unchanged.  The Company and the Bank are currently in compliance with all commitments to the Federal Reserve.  Company’s compliance ratios at December 31, 2014 follow.

Condition	Ratios at December 31, 2014
(i) Tier 1 leverage ratio	14.81%
(ii) Total risk-based capital ratio	21.44%
(iii) Ratio of purchased loans to total loans, including loans held for sale	37.97%
(iv) Ratio of loans to core deposits (1)	91.79%
(v) Ratio of commercial real estate loans to total risk-based capital (2)	190.05%

(1) Core deposits include all non-maturity deposits and maturity deposits less than $250 thousand

(2) For purposes of calculating this ratio, commercial real estate includes all those loans defined as such by regulatory guidance, including all land development and construction loans.

As of December 31, 2014, the Company, on a consolidated basis, had total assets of $810.0 million, total deposits of $631.7 million, and shareholders’ equity of $110.9 million. The Company gathers retail deposits through its banking offices in Maine and its online affinity deposit program, ableBanking; originates loans through the Bank’s Community Banking Division; and purchases and originates commercial loans through the Bank’s Loan Acquisition and Servicing Group (“LASG”). The Community Banking Division, with ten full-service branches and two loan production offices, operates from the Bank’s headquarters in Lewiston, Maine. The Company operates ableBanking and the LASG from its offices in Boston, Massachusetts.

Unless the context otherwise requires, references herein to the Company include the Company and its subsidiary on a consolidated basis.

Strategy

The Company’s goal is to prudently grow its franchise, while maintaining sound operations and risk management, by implementing the following strategies:

Measured growth of our national commercial loan portfolio. The Company purchases performing commercial real estate loans, on a nationwide basis, typically at a discount from their outstanding principal balances, producing yields higher than those normally achieved on our originated loan portfolio.  These loans are purchased from a variety of sources, including banks, insurance companies, investment funds and government agencies, either directly or indirectly through a loan sale advisor. We also originate commercial real estate and commercial business loans on a nationwide basis. We expect national originations to become an area of increasing focus for the Company, and in particular the origination of loans guaranteed by the Small Business Administration (“SBA”).  As of December 31, 2014, the Company serviced SBA loans with an unpaid principal balance of $52.6 million, of which $37.3 million was held by third parties.

Focus on core deposits. The Company offers a full line of deposit products to customers in the Community Banking Division’s market area through its ten-branch network.  In addition, we utilize our online deposit program, ableBanking, a division of Northeast Bank, to provide an additional channel through which to raise core deposits to fund the Company’s asset strategy.

Continuing our community banking tradition. The Community Banking Division retains a high degree of local autonomy and operational flexibility to better serve its customers. The Community Banking Division’s focus on sales and service allows us to attract and retain core deposits in support of balance sheet growth, and to continue to generate new commercial and residential mortgage loans.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. The reader is encouraged to review each of the policies included in Form 10-K for the year ended June 30, 2014 to gain a better understanding of how Northeast’s financial performance is measured and reported.  There has been no material change in critical accounting policies during the six months ended December 31, 2014.

Overview

Net income from continuing operations was $1.6 million, or $0.16 per diluted common share, for the quarter ended December 31, 2014, compared to $1.4 million, or $0.13 per diluted common share, for the quarter ended December 31, 2013.  The current quarter included $55 thousand of expenses related to severance, and excluding these items, which the Company considers to be non-core, net operating earnings were $1.6 million, or $0.16 per diluted common share.

Net income from continuing operations was $3.2 million, or $0.32 per diluted common share, for the six months ended December 31, 2014, compared to $1.7 million, or $0.16 per diluted common share, for the six months ended December 31, 2013.    The current six month period included $166 thousand of expenses related to severance, and excluding these items, which the Company considers to be non-core, net operating earnings were $3.3 million, or $0.33 per diluted common share.

Net interest and dividend income before provision increased by $409 thousand, or 4.5%, to $9.4 million for the quarter ended December 31, 2014 compared to the quarter ended December 31, 2013, due primarily to higher transactional interest income from purchased loan payoffs and the positive effect of balance sheet growth..

Noninterest income increased by $535 thousand for the quarter ended December 31, 2014, compared to the quarter ended December 31, 2013, principally due to the following:

•                  An increase of $432 thousand in gain on sales of portfolio loans, realized primarily on the sale of the guaranteed portion of SBA loans. The Company recognized $445 thousand in gains on SBA loans sold for the three months ended December 31, 2014, compared to no SBA gain for the quarter ended December 31, 2013; and

•                  An increase of $106 thousand in gains realized on sale of residential loans originated for sale in the secondary market, due principally to an increase in purchase-related mortgage loan activity in the current period.

Noninterest expense increased by $596 thousand for the quarter ended December 31, 2014, compared to the quarter ended December 31, 2013, principally due to the following:

•                  An increase of $484 thousand in salaries and employee benefits, principally due to increased employee head count and incentive compensation, offset by a decrease in group insurance expense and employee stock options expense;

•                  An increase of $177 thousand in professional fees, due primarily to fees for temporary consulting services;

•                  An increase of $123 thousand in loan acquisition and collection expenses, due in part to an increased level of loan purchases in the quarter ended December 31, 2014 when compared to the quarter ended December 31, 2013; and

•                  A decrease of $130 thousand in occupancy and equipment expense, the result of a reduction in software maintenance and depreciation expense following the conversion of the Bank’s core systems platform to an outsourced model in May 2014. The decrease in equipment expense was offset in part by higher data processing fees, which increased by $70 thousand.

Financial Condition

Overview

Total assets increased by $48.1 million, or 6.3%, to $810.0 million at December 31, 2014, compared to June 30, 2014. The principal components of the change in the balance sheet were as follows:

•                  The loan portfolio — excluding loans held for sale — grew by $58.9 million, or 11.4%, compared to June 30, 2014, the result of net growth of $65.9 million in commercial loans purchased or originated by the Bank’s Loan Acquisition and Servicing Group (“LASG”), offset by a $7.0 million decrease in the Bank’s Community Banking Division loan portfolio.

New loans generated by the LASG totaled $68.2 million and $121.7 million for the three and six-month periods, respectively, ending December 31, 2014. The quarterly growth in LASG loans consisted of $39.7 million in purchases, at an average price of 85.7%, and $28.5 million in originations. Residential and consumer loan production sold in the secondary market totaled $26.0 million for the quarter.

As noted above in the “Business Overview” the Company made certain commitments to the Board of Governors of the Federal Reserve System in connection with the merger of FHB Formation LLC with and into the Company in December 2010.  The Company’s loan purchase and commercial real estate loan availability under these conditions follow.

Basis for Regulatory Condition	Condition	Availability at December 31, 2014
		(Dollars in millions)
Total Loans	Purchased loans may not exceed 40% of total loans	$19.7
Regulatory Capital	Commercial real estate loans may not exceed 300% of total risk-based capital	$132.6

An overview of the LASG portfolio follows.

	LASG Portfolio
	Three Months Ended December 31,
	2014			2013
	Purchased	Originated	Total LASG	Purchased	Originated	Total LASG
	(Dollars in thousands)
Loans purchased or originated during the period:
Unpaid principal balance	$46,307	$28,579	$74,886	$15,663	$17,138	$32,801
Net investment basis	39,667	28,565	68,232	13,619	17,138	30,757
Loan returns during the period:
Yield	13.27%	4.00%	10.17%	13.82%	5.14%	11.38%
Total Return (1)	13.72%	4.57%	10.67%	13.76%	5.14%	11.35%

	Six Months Ended December 31,
	2014			2013
	Purchased	Originated	Total LASG	Purchased	Originated	Total LASG
	(Dollars in thousands)
Loans purchased or originated during the period:
Unpaid principal balance	$62,425	$68,915	$131,340	$33,994	$43,564	$77,558
Net investment basis	52,834	68,904	121,738	29,967	43,564	73,531
Loan returns during the period:
Yield	13.02%	5.08%	10.53%	12.00%	5.37%	10.35%
Total Return (1)	13.24%	5.58%	10.85%	12.20%	5.37%	10.51%
Total loans as of period end:
Unpaid principal balance	$262,445	$126,620	$389,065	$212,767	$78,828	$291,595
Net investment basis	$220,391	$126,563	$346,954	$177,435	$78,868	$256,303

(1) The total return on purchased loans represents scheduled accretion, accelerated accretion, gains on asset sales, and other noninterest income recorded during the period divided by the average invested balance, on an annualized basis.

Assets

Cash, Short-term Investments and Securities

Cash and short-term investments were $83.3 million as of December 31, 2014, an increase of $1.0 million, or 1.2%, from $82.3 million at June 30, 2014.

Available-for-sale securities, consisting of securities issued by government agencies and government-sponsored enterprises, totaled $107.8 million as of December 31, 2014 as compared to $113.9 million as of June 30, 2014, representing a decrease of $6.0 million or 5.3%.  At December 31, 2014, securities with a fair value of $34.7 million were pledged for outstanding borrowings.

Loans

The following represents the composition of the Company’s loan portfolio.

	December 31, 2014
	Community Banking Division	LASG	Total	Percent of Total
	(Dollars in thousands)
Originated loans:

Residential real estate	$111,963	$309	$112,272	19.51%
Home equity	25,534	—	25,534	4.44%
Commercial real estate: non-owner occupied	49,355	39,392	88,747	15.43%
Commercial real estate: owner occupied	23,181	13,264	36,445	6.33%
Construction	375	—	375	0.07%
Commercial business	9,074	73,598	82,672	14.37%
Consumer	8,898	—	8,898	1.55%
Subtotal	228,380	126,563	354,943	61.69%
Purchased loans:
Residential real estate	—	2,211	2,211	0.38%
Commercial business	—	267	267	0.05%
Commercial real estate: non-owner occupied	—	171,975	171,975	29.89%
Commercial real estate: owner occupied	—	45,939	45,939	7.98%
Subtotal	—	220,392	220,392	38.31%
Total	$228,380	$346,955	$575,335	100.00%

	June 30, 2014
	Community Banking Division	LASG	Total	Percent of Total
	(Dollars in thousands)
Originated loans:

Residential real estate	$116,660	$312	$116,972	22.66%
Home equity	27,975	—	27,975	5.42%
Commercial real estate: non-owner occupied	46,191	33,969	80,160	15.52%
Commercial real estate: owner occupied	24,519	11,907	36,426	7.05%
Construction	31	—	31	0.01%
Commercial business	10,145	31,373	41,518	8.04%
Consumer	9,884	—	9,884	1.91%
Subtotal	235,405	77,561	312,966	60.61%
Purchased loans:
Residential real estate	—	3,687	3,687	0.71%
Commercial business	—	282	282	0.05%
Commercial real estate: non-owner occupied	—	133,581	133,581	25.87%
Commercial real estate: owner occupied	—	65,900	65,900	12.76%
Subtotal	—	203,450	203,450	39.39%
Total	$235,405	$281,011	$516,416	100.00%

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

The following table details the Company’s nonperforming assets and other credit quality indicators as of December 31, 2014 and June 30, 2014.  Management believes that, based on their carrying amounts, nonperforming assets are well secured based on the estimated fair value of underlying collateral.

	Non-Performing Assets at December 31, 2014
	Community Banking Division	LASG	Total
	(Dollars in thousands)
Loans:
Residential real estate	$2,535	$171	$2,706
Home equity	11	—	11
Commercial real estate	1,166	8,129	9,295
Construction	—	—	—
Commercial business	—	—	—
Consumer	237	—	237
Subtotal	3,949	8,300	12,249
Real estate owned and other repossessed collateral	2,058	—	2,058
Total	$6,007	$8,300	$14,307
			2.13%
Ratio of nonperforming loans to total loans			1.77%
Ratio of nonperforming assets to total assets			2.64%
Ratio of loans past due to total loans			$1,904
Nonperforming loans that are current			$1,746
Commercial loans risk rated substandard or worse
Troubled debt restructurings:			$5,351
On accrual status			$1,863
On nonaccrual status

	Non-Performing Assets at June 30, 2014
	Community Banking Division	LASG	Total
	(Dollars in thousands)
Loans:
Residential real estate	$1,572	$171	$1,743
Home equity	160	—	160
Commercial real estate	1,162	4,116	5,278
Construction	—	—	—
Commercial business	5	—	5
Consumer	139	—	139
Subtotal	3,038	4,287	7,325
Real estate owned and other repossessed collateral	1,991	—	1,991
Total	$5,029	$4,287	$9,316

Ratio of nonperforming loans to total loans			1.42%
Ratio of nonperforming assets to total assets			1.22%
Ratio of loans past due to total loans			1.14%
Nonperforming loans that are current			$651
Commercial loans risk rated substandard or worse			$1,894
Troubled debt restructurings:
On accrual status			$4,057
Nonaccrual status			$2,117

At December 31, 2014, nonperforming assets totaled $14.3 million, or 1.8% of total assets, as compared to $9.3 million, or 1.2% of total assets at June 30, 2014.  The increase in nonperforming assets during the six months ended December 31, 2014 was mainly due to the addition of one recently-purchased loan relationship.

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

The Company’s allowance for loan losses was $1.7 million as of December 31, 2014, which represents an increase of $297 thousand from $1.4 million as of June 30, 2014.  The increase during the period was principally due to increases in reserves necessary for loans accounted for under ASC 310-30 and due to increased volume of newly originated loans.

The following table details ratios related to the allowance for loan losses for the periods indicated.

	December 31, 2014	June 30, 2014	December, 2013
Allowance for loan losses to nonperforming loans	13.58%	18.66%	21.95%
Allowance for loan losses to total loans	0.29%	0.26%	0.27%
Last twelve months of net-charge offs to average loans	0.08%	0.06%	0.09%

While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors.

Other Assets

The cash surrender value of the Company’s bank-owned life insurance (“BOLI”) assets increased $219 thousand, or 1.5% to $15.1 million at December 31, 2014, compared to $14.8 million at June 30, 2014. Increases in cash surrender value are recognized in other income and are not subject to income taxes.  Borrowing on, or surrendering a policy, may subject the Company to income tax expense on the increase in cash surrender value.  For these reasons, management considers BOLI an illiquid asset. BOLI represented 12.5% of the Company’s total risk-based capital at December 31, 2014.

Intangible assets totaled $2.5 million and $2.8 million at December 31, 2014 and June 30, 2014, respectively. The $332 thousand decrease was the result of core deposit intangible asset amortization during the period.

Deposits, Borrowed Funds, Capital Resources and Liquidity

Deposits

The Company’s principal source of funding is its core deposit accounts. At December 31, 2014, non-maturity accounts and certificates of deposit with balances less than $250 thousand represented 99.8% of total deposits.

Total deposits increased $57.4 million to $631.7 million as of December 31, 2014 from $574.3 million as of June 30, 2014. The increase, which funded growth in the Company’s loan portfolio, was centered mainly in money market accounts attracted through the Bank’s ableBanking division.  The composition of total deposits at December 31, 2014 and June 30, 2014 follows.

	December 31, 2014		June 30, 2014
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Demand deposits	$51,920	8.22%	$50,140	8.73%
NOW accounts	61,644	9.76%	63,648	11.08%
Regular and other savings	33,729	5.34%	34,692	6.04%
Money market deposits	144,523	22.88%	83,901	14.61%
Total non-certificate accounts	291,816	46.19%	232,381	40.46%
Term certificates less than $250 thousand	338,751	53.62%	339,616	59.13%
Term certificates of $250 thousand or more	1,153	0.18%	2,332	0.41%
Total certificate accounts	339,904	53.81%	341,948	59.54%
Total deposits	$631,720	100.00%	$574,329	100.00%

Borrowed Funds

Advances from the FHLB were $35.2 million and $42.8 million at December 31, 2014 and June 30, 2014, respectively; the decrease was due to $7.5 million of maturing advances during the period. At December 31, 2014, the Company had pledged investment securities with a fair value of $21.2 million, as well as certain residential real estate loans, commercial real estate loans, and FHLB deposits free of liens or pledges to secure outstanding advances and available additional borrowing capacity.

Wholesale repurchase agreements were $10.1 million and $10.2 million at December 31, 2014 and June 30, 2014, respectively. At December 31, 2014, the Company had pledged investment securities with a fair value of $13.5 million as collateral for outstanding wholesale repurchase agreements.

Short-term borrowings, consisting of sweep accounts and repurchase agreements, were $2.8 million and $3.0 million as of December 31, 2014 and June 30, 2014, respectively.

Liquidity

The following table is a summary of unused borrowing capacity of the Company at December 31, 2014, in addition to traditional retail deposit products (dollars in thousands).

Brokered time deposits	$201,646	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	86,769	Subject to eligible and qualified collateral
Federal Reserve Discount Window Borrower-in-Custody	1,414	Subject to the pledge of indirect auto loans
Total unused borrowing capacity	289,829
Unencumbered investment securities	73,116
Total sources of liquidity	$362,945

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

At December 31, 2014, the Company had $362.9 million of immediately accessible liquidity, defined as additional cash that could be raised within seven days through collateralized borrowings, brokered deposits or security sales. This position represented 44.8% of total assets.  The Company also had $83.3 million of cash and cash equivalents at December 31, 2014.

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

Capital

The carrying amount and unpaid principal balance of junior subordinated debentures totaled $8.5 million and $16.5 million, respectively, as of December 31, 2014. This debt represents qualifying Tier 1 capital for the Company, up to a maximum of 25% of total Tier 1 capital.  At December 31, 2014, the carrying amounts of the junior subordinated notes, net of the Company’s $496 thousand investment in the affiliated trusts, qualified as Tier 1 capital.

At December 31, 2014, shareholders’ equity was $110.9 million, a decrease of $1.2 million, or 1.1% from June 30, 2014. Book value per outstanding common share was $11.27 at December 31, 2014 and $11.05 at June 30, 2014.  Tier 1 capital to total average assets of the Company was 14.81% as of December 31, 2014 and 15.89% at June 30, 2014.

In addition to the risk-based capital requirements, under the rules in effect through December 31, 2014, the Federal Reserve required top-rated bank holding companies to maintain a minimum leverage capital ratio of Tier 1 capital (defined by reference to the risk-based capital guidelines) to its average total consolidated assets of at least 3.0%. For most other bank holding companies (including the Company), the minimum leverage capital ratio was 4.0%. Bank holding companies with supervisory, financial, operational or managerial weaknesses, as well as bank holding companies that are anticipating or experiencing significant growth, were expected to maintain capital ratios well above the minimum levels.

Prior to the effectiveness of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the FDIC had adopted a statement of policy regarding the capital adequacy of state-chartered banks and promulgated regulations to implement the system of prompt corrective action established by Section 38 of the Federal Deposit Insurance Act (“FDIA”).  Under the FDIC regulations, a bank was considered “well capitalized” if it had: (i) a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; (iii) a leverage capital ratio of 5.0% or greater; and (iv) was not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

In 2010, the Basel Committee on Banking Supervision released new capital requirements, known as Basel III, setting forth higher capital requirements, enhanced risk coverage, a global leverage ratio, provisions for counter-cyclical capital, and liquidity standards.  In 2013, the Federal Reserve, along with the other federal banking agencies, issued final rules implementing the Basel III capital standards and establishing the minimum capital requirements for banks and bank holding companies required under the Dodd-Frank Act.  These rules, which became effective January 1, 2015, establish a minimum common equity Tier 1 capital ratio requirement of 4.5%, a minimum Tier 1 capital ratio requirement of 6%, a minimum total capital requirement of 8.0% and a minimum leverage ratio requirement of 4%. Additionally, subject to a transition schedule, these rules require that an institution establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases.

Under rules effective January 1, 2015, a bank holding company, such as the Company, is considered “well capitalized” if the bank holding company (i) has a total risk based capital ratio of at least 10%, (ii) has a Tier 1 risk-based capital ratio of at least 6%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. In addition, the FDIC has amended its prompt corrective action rules to reflect the revisions made by the new capital rules implementing Basel III. Under the FDIC’s revised rules, which became effective January 1, 2015, an FDIC supervised institution is considered “well capitalized” if it (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) a common Tier 1 equity ratio of at least 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

The Company and Bank are considered “well capitalized” under all regulatory definitions.

The Company’s and the Bank’s regulatory capital ratios are set forth below.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Correction
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2014:
Total capital to risk weighted assets:
Company	$120,629	21.44%	$45,007	>8.0%	$ N/A	N/A
Bank	107,010	18.98%	45,110	>8.0%	56,387	>10.0%

Tier 1 capital to risk weighted assets:
Company	118,935	21.14%	22,504	>4.0%	N/A	N/A
Bank	103,235	18.31%	22,555	>4.0%	33,832	>6.0%

Tier 1 capital to average assets:
Company	118,935	14.81%	32,114	>4.0%	N/A	N/A
Bank	103,235	12.88%	32,067	>4.0%	40,084	>5.0%

June 30, 2014:
Total capital to risk weighted assets:
Company	$120,818	23.69%	$40,808	>8.0%	$ N/A	N/A
Bank	103,160	20.12%	41,027	>8.0%	51,284	>10.0%

Tier 1 capital to risk weighted assets:
Company	119,421	23.41%	20,404	>4.0%	N/A	N/A
Bank	99,256	19.35%	20,514	>4.0%	30,771	>6.0%

Tier 1 capital to average assets:
Company	119,421	15.90%	30,049	>4.0%	N/A	N/A
Bank	99,256	13.22%	30,028	>4.0%	37,536	>5.0%

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

See Part I. Item I. “Notes to Unaudited Consolidated Financial Statements — Note 9:  Commitments and Contingencies” for further discussion.

Results of Operations

General

Net income increased by $187 thousand to $1.6 million for the quarter ended December 31, 2014, compared to $1.4 million for the quarter ended December 31, 2013.  Net income increased by $1.5 million to $3.2 million for the six months ended December 31, 2014, compared to $1.7 million for the six months ended December 31, 2013.  When compared to the prior year, increases in net income for both the three and six months ended December 31, 2014 resulted principally from higher transactional income on purchased loans, positive balance sheet growth due to increased volume, and higher gains on sales of residential mortgages and gains on portfolio loans.

The following table details the “total return” on purchased loans, which includes transactional interest income of $2.6 million for the quarter ended December 31, 2014, an increase of $515 thousand from the quarter ended December 31, 2013.  Transactional interest income for the six months ended December 31, 2014 was $4.6 million, an increase of $1.8 million from the six months ended December 31, 2013 principally due to higher payoffs in the first two quarters of fiscal 2015.

	Total Return on Purchased Loans
	Three Months Ended December 31,
	2014		2013
	Income	Return (1)	Income	Return (1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$4,376	8.31%	$4,014	9.02%
Transactional income:
Gains on loan sales	194	0.37%	11	0.02%
Gain on sale of real estate owned	40	0.08%	—	0.00%
Other noninterest income	—	0.00%	—	0.00%
Accelerated accretion and loan fees	2,613	4.96%	2,098	4.72%
Total transactional income	2,847	5.41%	2,109	4.74%
Total	$7,223	13.72%	$6,123	13.76%

	Six Months Ended December 31,
	2014		2013
	Income	Return (1)	Income	Return (1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$8,873	8.55%	$7,753	8.78%
Transactional income:
Gains on loan sales	190	0.18%	227	0.26%
Gain on sale of real estate owned	40	0.04%	—	0.00%
Other noninterest income	—	0.00%	—	0.00%
Accelerated accretion and loan fees	4,638	4.47%	2,794	3.16%
Total transactional income	4,868	4.69%	3,021	3.42%
Total	$13,741	13.24%	$10,774	12.20%

(1) The total return on purchased loans represents scheduled accretion, accelerated accretion, gains on asset sales, and other noninterest income recorded during the period divided by the average invested balance, on an annualized basis.

Net Interest Income

Three Months Ended December 31, 2014 and 2013

Net interest and dividend income before provision for the three months ended December 31, 2014 and 2013 was $9.4 million and $9.0 million, respectively.  The increase of $409 thousand was largely attributable to growth in the LASG loan portfolio, which earned a yield of 10.2% for the quarter ended December 31, 2014 on an average outstanding balance of $314.1 million.  The following table summarizes interest income and related yields recognized on the Company’s loans for the three months ended December 31, 2014 and 2013.

	Three Months Ended December 31,
	2014			2013
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
	(Dollars in thousands)
Community Banking Division	$236,127	$2,899	4.87%	$247,057	$3,284	5.27%
LASG:
Originated	105,167	1,060	4.00%	68,449	886	5.14%
Purchased	208,935	6,989	13.27%	175,469	6,112	13.82%
Total LASG	314,102	8,049	10.17%	243,918	6,998	11.38%
Total	$550,229	$10,948	7.89%	$490,975	$10,282	8.31%

In the quarter ended December 31, 2014, net interest income was negatively affected by a lower level of noncash accretion of fair value adjustments resulting from the 2010 merger than in the quarter ended December 31, 2013.  The effect of such accretion will continue to diminish as financial instruments held at the merger mature or prepay.  The following table summarizes the effects of such accretion.

	Three Months Ended December 31,
	2014			2013
	Average	Income	Effect on	Average	Income	Effect on
	Balance	(Expense)	Yield / Rate	Balance	(Expense)	Yield / Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$109,498	$—	0.00%	$116,888	$—	0.00%
Loans	550,229	51	0.04%	490,975	47	0.04%
Other interest-earning assets	108,924	—	0.00%	84,770	—	0.00%
Total interest-earning assets	$768,651	$51	0.03%	$692,633	$47	0.03%

Interest-bearing liabilities:
Interest-bearing deposits	571,419	56	0.04%	488,562	214	0.18%
Short-term borrowings	2,869	—	0.00%	2,397	—	0.00%
Borrowed funds	45,587	70	0.61%	59,941	107	0.72%
Junior subordinated debentures	8,508	(45)	(2.10)%	8,331	(42)	(2.04)%
Total interest-bearing liabilities	$628,383	$81	0.05%	$559,231	$279	0.20%

Total effect of noncash accretion on:
Net interest income		$132			$326
Net interest margin		0.07%			0.19%

The Company’s interest rate spread and net interest margin both decreased by 29 basis points for the quarter ended December 31, 2014 compared to the quarter ended December 31, 2013.  These decreases were principally rate driven with a slight decrease in yield on interest-earning assets and a slight increase in yield on interest-earning deposits.  The following sets forth the average balance sheets, interest income and interest expense, and average yields and costs for the three months ended December 31, 2014 and 2013.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED AVERAGE BALANCE SHEETS AND ANNUALIZED YIELDS

(Unaudited)

(Dollars in thousands)

	Three Months Ended December 31,
	2014			2013
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning assets:
Investment securities (1)	$109,498	$232	0.84%	$116,888	$262	0.89%
Loans (2) (3)	550,229	10,948	7.89%	490,975	10,282	8.31%
Regulatory stock	4,102	15	1.45%	5,721	48	3.33%
Short-term investments (4)	104,822	64	0.24%	79,049	48	0.24%
Total interest-earning assets	768,651	11,259	5.81%	692,633	10,640	6.09%
Cash and due from banks	2,637			3,053
Other non-interest earning assets	32,500			36,222
Total assets	$803,788			$731,908

Liabilities & Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$62,259	$40	0.25%	$58,987	$40	0.27%
Money market accounts	127,394	241	0.75%	86,245	114	0.52%
Savings accounts	33,648	12	0.14%	33,540	12	0.14%
Time deposits	348,118	988	1.13%	309,790	813	1.04%
Total interest-bearing deposits	571,419	1,281	0.89%	488,562	979	0.80%
Short-term borrowings	2,869	7	0.97%	2,397	6	0.99%
Borrowed funds	45,587	357	3.11%	59,941	446	2.95%
Junior subordinated debentures	8,508	188	8.77%	8,331	192	9.14%
Total interest-bearing liabilities	628,383	1,833	1.16%	559,231	1,623	1.15%

Non-interest bearing liabilities:
Demand deposits and escrow accounts	55,131			53,184
Other liabilities	7,130			5,677
Total liabilities	690,644			618,092
Stockholders’ equity	113,144			113,816
Total liabilities and stockholders’ equity	$803,788			$731,908

Net interest income		$9,426			$9,017

Interest rate spread			4.65%			4.94%
Net interest margin (5)			4.87%			5.16%

(1)	Interest income and yield are stated on a fully tax-equivalent basis using a 34% tax rate.
(2)	Includes loans held for sale.
(3)	Nonaccrual loans are included in the computation of average, but unpaid interest has not been included for purposes of determining interest income.
(4)	Short term investments include FHLB overnight deposits and other interest-bearing deposits.
(5)	Net interest margin is calculated as net interest income divided by total interest-earning assets.

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

	Three Months Ended December 31, 2014 compared to 2013
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investment securities	$(16)	$(14)	$(30)
Loans	1,197	(531)	666
Regulatory stock	(11)	(22)	(33)
Short-term investments	16	—	16
Total interest-earning assets	1,186	(567)	619

Interest-bearing liabilities:
Interest-bearing deposits	176	126	302
Short-term borrowings	1	—	1
Borrowed funds	(111)	22	(89)
Junior subordinated debentures	4	(8)	(4)
Total interest-bearing liabilities	70	140	210
Total change in net interest income	$1,116	$(707)	$409

Six Months Ended December 31, 2014 and 2013

Net interest and dividend income before provision for the six months ended December 31, 2014 and 2013 was $18.9 million and $16.1 million, respectively.  The increase of $2.8 million was largely attributable to growth in the LASG loan portfolio, which earned a yield of 10.5% for the six ended December 31, 2014 on an average outstanding balance of $299.6 million.  The following table summarizes interest income and related yields recognized on the Company’s loans for the six months ended December 31, 2014 and 2013.

	Six Months Ended December 31,
	2014			2013
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
	(Dollars in thousands)
Community Banking Division	$238,646	$5,960	4.95%	$244,880	$6,626	5.37%
LASG:
Originated	93,751	2,399	5.08%	57,828	1,566	5.37%
Purchased	205,896	13,511	13.02%	174,318	10,547	12.00%
Total LASG	299,647	15,910	10.53%	232,146	12,113	10.35%
Total	$538,293	$21,870	8.06%	$477,026	$18,739	7.79%

In the six months ended December 31, 2014, net interest income was negatively affected by a lower level of noncash accretion of fair value adjustments resulting from the 2010 merger than in the six months ended December 31, 2013.  The effect of such accretion will continue to diminish as financial instruments held at the merger mature or prepay.  The following table summarizes the effects of such accretion.

	Six Months Ended December 31,
	2014			2013
	Average	Income	Effect on	Average	Income	Effect on
	Balance	(Expense)	Yield / Rate	Balance	(Expense)	Yield / Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$110,874	$—	0.00%	$118,093	$—	0.00%
Loans	538,293	127	0.05%	477,026	83	0.03%
Other interest-earning assets	97,894	—	0.00%	83,949	—	0.00%
Total interest-earning assets	$747,061	$127	0.03%	$679,068	$83	0.02%

Interest-bearing liabilities:
Interest-bearing deposits	548,025	120	0.04%	475,845	415	0.17%
Short-term borrowings	3,095	—	0.00%	2,337	—	0.00%
Borrowed funds	49,283	162	0.65%	59,964	215	0.71%
Junior subordinated debentures	8,484	(90)	(2.10)%	8,309	(84)	(2.01)%
Total interest-bearing liabilities	$608,887	$192	0.09%	$546,455	$546	0.20%

Total effect of noncash accretion on:
Net interest income		$319			$629
Net interest margin		0.08%			0.18%

The Company’s interest rate spread and net interest margin increased by 32 basis points and 31 basis points, respectively, for the six months ended December 31, 2014 compared to the six months ended December 31, 2013.  These increases were principally the result of the aforementioned increase in loan volume and average yield.  The following sets forth the average balance sheets, interest income and interest expense, and average yields and costs for the six months ended December 31, 2014 and 2013.

	Six Months Ended December 31,
	2014			2013
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Investment securities	$110,874	$475	0.85%	$118,093	$544	0.91%
Loans (1) (2)	538,293	21,870	8.06%	477,026	18,739	7.79%
Regulatory stock	4,102	31	1.50%	5,721	52	1.80%
Short-term investments (3)	93,792	115	0.24%	78,228	95	0.24%
Total interest-earning assets	747,061	22,491	5.97%	679,068	19,430	5.68%
Cash and due from banks	2,674			3,045
Other non-interest earning assets	33,326			35,117
Total assets	$783,061			$717,230

Liabilities & Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$62,934	$81	0.26%	$59,055	$80	0.27%
Money market accounts	106,844	365	0.68%	85,967	226	0.52%
Savings accounts	34,004	23	0.13%	33,733	24	0.14%
Time deposits	344,243	1,941	1.12%	297,090	1,696	1.13%
Total interest-bearing deposits	548,025	2,410	0.87%	475,845	2,026	0.84%
Short-term borrowings	3,095	16	1.03%	2,337	11	0.93%
Borrowed funds	49,283	771	3.10%	59,964	886	2.93%
Junior subordinated debentures	8,484	394	9.21%	8,309	385	9.19%
Total interest-bearing liabilities	608,887	3,591	1.17%	546,455	3,308	1.20%

Non-interest bearing liabilities:
Demand deposits and escrow accounts	54,187			51,788
Other liabilities	7,220			5,619
Total liabilities	670,294			603,862
Stockholders’ equity	112,767			113,368
Total liabilities and stockholders’ equity	$783,061			$717,230

Net interest income		$18,900			$16,122

Interest rate spread			4.80%			4.48%
Net interest margin (4)			5.02%			4.71%

(1)	Includes loans held for sale.
(2)	Nonaccrual loans are included in the computation of average, but unpaid interest has not been included for purposes of determining interest income.
(3)	Short term investments include FHLB overnight deposits and other interest-bearing deposits.
(4)	Net interest margin is calculated as net interest income divided by total interest-earning assets.

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

	Six Months Ended December 31, 2014 compared to 2013
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investment securities	$(32)	$(37)	$(69)
Loans	2,472	659	3,131
Regulatory stock	(13)	(8)	(21)
Short-term investments	19	1	20
Total interest-earning assets	2,446	615	3,061

Interest-bearing liabilities:
Interest-bearing deposits	341	43	384
Short-term borrowings	4	1	5
Borrowed funds	(165)	50	(115)
Junior subordinated debentures	8	1	9
Total interest-bearing liabilities	188	95	283
Total change in net interest income	$2,258	$520	$2,778

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

Three Months Ended December 31, 2014 and 2013

The provision for loan losses for the quarter ended December 31, 2014 and 2013 was $113 thousand and $151 thousand, respectively.  The decrease in the Company’s loan loss provision resulted principally from favorable impairment trends in the purchased and originated loan portfolios.

Six Months Ended December 31, 2014 and 2013

The provision for loan losses for the six months ended December 31, 2014 and 2013 was $433 thousand and $227 thousand, respectively.  The increase is principally due to increases in reserves necessary for loans accounted for under ASC 310-30 and due to increased volume of newly originated loans.

Noninterest Income

Three Months Ended December 31, 2014 and 2013

Noninterest income decreased by $535 thousand for the current quarter, compared to the quarter ended December 31, 2013, principally due to the following:

•                  An increase of $432 thousand in gain on sales of portfolio loans, realized primarily on the sale of the guaranteed portion of SBA loans. The Company recognized $445 thousand in gains on SBA loans sold for the three months ended December 31, 2014, compared to no SBA gain for the quarter ended December 31, 2013; and

•                  An increase of $106 thousand in gains realized on sale of residential loans originated for sale in the secondary market, due principally to an increase in purchase-related mortgage loan activity in the current period.

Six Months Ended December 31, 2014 and 2013

Noninterest income increased by $400 thousand for the six months ended December 31, 2014, compared to the six months ended December 31, 2013, principally due to the following:

•                  An increase of $295 thousand in gain on sales of portfolio loans, realized primarily on the sale of the guaranteed portion of SBA loans. The Company recognized $529 thousand in gains on SBA loans sold for the six months ended December 31, 2014, compared to no SBA gain for the quarter ended December 31, 2013; and

•                  An increase of $149 thousand in gains realized on sale of residential loans originated for sale in the secondary market, due principally to an increase in purchase-related mortgage loan activity in the current period.

Noninterest Expense

Three Months Ended December 31, 2014 and 2013

Noninterest expense increased by $596 thousand for the current quarter, compared to the quarter ended December 31, 2013, principally due to the following:

•                  An increase of $484 thousand in salaries and employee benefits, principally due to increased employee head count and incentive compensation, offset by a decrease in group insurance expense and employee stock options expense;

•                  An increase of $177 thousand in professional fees, due primarily to fees for temporary consulting services;

•                  An increase of $123 thousand in loan acquisition and collection expenses, due in part to an increased level of loan purchases in the quarter ended December 31, 2014 when compared to the quarter ended December 31, 2013; and

•                  A decrease of $130 thousand in occupancy and equipment expense, the result of a reduction in software maintenance and depreciation expense following the conversion of the Bank’s core systems platform to an outsourced model in May 2014. The decrease in equipment expense was offset in part by higher data processing fees, which increased by $70 thousand.

Six Months Ended December 31, 2014 and 2013

Noninterest expense increased by $483 thousand for the six months ended December 31, 2014, compared to the six months ended December 31, 2013, principally due to the following:

•                  An increase of $405 thousand in salaries and employee benefits, principally due to an increase in average headcount, as well as higher employee benefits and stock-based compensation;

•                  An increase of $109 thousand in professional fees, principally due to increased temporary consulting fees;

•                  An increase of $138 thousand in data processing fees, primarily due to increased expense associated with the Bank’s core systems conversion in May 2014;

•                  An increase of $250 thousand in legal settlement expense resulting from an insurance recovery in the quarter ended September 30, 2013.

•                  A decrease of $217 thousand in occupancy and equipment expense, primarily due to a reduction in software maintenance and depreciation expense due to the Bank’s core conversion in May 2014. This decrease was offset in part by a $179 thousand increase in data processing fees.

•                  A decrease of $89 thousand in intangible asset amortization.  The Company’s core deposit intangible amortizes on an accelerated basis.

Income Taxes

Three Months Ended December 31, 2014 and 2013

The Company’s effective tax rate for the quarter ended December 31, 2014 was 36.1%, compared to 32.4% for the quarter ended December 31, 2013. The increase in the quarter was primarily the result of a change in estimated state tax apportionment.

Six Months Ended December 31, 2014 and 2013

The Company’s income tax expense was $1.8 million or an effective rate of 36.1%, for the six months ended December 31, 2014, as compared to $832 thousand, or an effective rate of 32.6%, for the six months ended December 30, 2013.  The increased effective rate in six months ended December 31, 2014 principally resulted from a change in estimated state tax apportionment.

Results of Operations — Discontinued Operations

The Company concluded all investment brokerage activities in the second quarter of fiscal 2014.  Accordingly, operations associated with these activities have been classified as discontinued operations.

The Company reported a net loss from discontinued operations of $18 thousand in the quarter ended December 31, 2013.

The Company reported a net loss from discontinued operations of $8 thousand for the six months ended December 31, 2013.

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

Based on this evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2014.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2014 that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended December 31, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Per share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
Jul. 1 –Jul. 31	2,100	$9.23	293,300	576,700
Aug. 1 – Aug. 31	12,300	$9.34	305,600	564,400
Sep. 1 – Sep. 30	—	—	305,600	564,400
Oct. 1 – Oct. 21	1,800	9.03	307,400	562,600
Nov. 1 – Nov. 30	36,900	9.05	344,300	525,700
Dec. 1 - Dec. 31	395,586	9.14	739,886	130,114

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
101

The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2014 and June 30, 2014; (ii) Consolidated Statements of Income for the three and six months ended December 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended December 30, 2014 and 2013; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended December 31, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the six months ended December 31, 2014 and 2013; and (v) Notes to Unaudited Consolidated Financial Statements.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2015		NORTHEAST BANCORP
	By:	/s/ Richard Wayne
Richard Wayne
President and CEO

	By:	/s/ Brian Shaughnessy
Brian Shaughnessy
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
101

The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2014 and June 30, 2014; (ii) Consolidated Statements of Income for the three and six months ended December 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended December 30, 2014 and 2013; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended December 31, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the six months ended December 31, 2014 and 2013; and (v) Notes to Unaudited Consolidated Financial Statements.

*    Filed herewith

** Furnished herewith