Form 10-Q
period 2015-03-31
NORTHEAST BANCORP /ME/
filed 2015-05-12
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2015 the registrant had outstanding 8,894,721 shares of voting common stock, $1.00 par value per share and 911,488 shares of non-voting common stock, $1.00 par value per share.

PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share data)

	March 31, 2015	June 30, 2014
Assets
Cash and due from banks	$2,496	$3,372
Short-term investments	102,577	78,887
Total cash and cash equivalents	105,073	82,259

Available-for-sale securities, at fair value	105,523	113,881
Loans held for sale	4,439	11,945

Loans	579,193	516,416
Less: Allowance for loan losses	1,741	1,367
Loans, net	577,452	515,049

Premises and equipment, net	8,095	9,135
Real estate owned and other repossessed collateral, net	3,694	1,991
Federal Home Loan Bank stock, at cost	4,102	4,102
Intangible assets, net	2,338	2,798
Bank owned life insurance	15,165	14,836
Other assets	7,047	5,935
Total assets	$832,928	$761,931
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Demand	$50,870	$50,140
Savings and interest checking	98,050	98,340
Money market	163,004	83,901
Time	343,253	341,948
Total deposits	655,177	574,329

Federal Home Loan Bank advances	30,216	42,824
Wholesale repurchase agreements	10,077	10,199
Short-term borrowings	2,861	2,984
Junior subordinated debentures issued to affiliated trusts	8,578	8,440
Capital lease obligation	1,416	1,558
Other liabilities	12,116	9,531
Total liabilities	720,441	649,865
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares issued and outstanding at March 31, 2015 and June 30, 2014	—	—
Voting common stock, $1.00 par value, 25,000,000 shares authorized; 8,908,121 and 9,260,331 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively	8,908	9,260
Non-voting common stock, $1.00 par value, 3,000,000 shares authorized; 911,488 and 880,963 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively	911	881
Additional paid-in capital	87,348	90,914
Retained earnings	16,968	12,294
Accumulated other comprehensive loss	(1,648)	(1,283)
Total stockholders’ equity	112,487	112,066
Total liabilities and stockholders’ equity	$832,928	$761,931

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Interest and dividend income:
Interest and fees on loans	$10,619	$8,403	$32,487	$27,142
Interest on available-for-sale securities	222	253	697	797
Other interest and dividend income	72	61	218	208
Total interest and dividend income	10,913	8,717	33,402	28,147

Interest expense:
Deposits	1,271	1,022	3,681	3,048
Federal Home Loan Bank advances	257	324	845	975
Wholesale repurchase agreements	71	93	216	285
Short-term borrowings	5	6	21	17
Junior subordinated debentures issued to affiliated trusts	171	140	566	525
Obligation under capital lease agreements	18	20	56	63
Total interest expense	1,793	1,605	5,385	4,913

Net interest and dividend income before provision for loan losses	9,120	7,112	28,017	23,234
Provision for loan losses	44	180	477	407
Net interest and dividend income after provision for loan losses	9,076	6,932	27,540	22,827

Noninterest income:
Fees for other services to customers	303	385	1,089	1,246
Gain on sales of loans held for sale	355	265	1,384	1,145
Gain on sales of portfolio loans	425	373	950	603
Gain recognized on real estate owned and other repossessed collateral, net	357	165	303	50
Bank-owned life insurance income	110	108	329	342
Other noninterest income	4	12	23	46
Total noninterest income	1,554	1,308	4,078	3,432

Noninterest expense:
Salaries and employee benefits	4,316	3,759	13,586	12,624
Occupancy and equipment expense	1,278	1,450	3,662	4,075
Professional fees	386	366	1,153	1,115
Data processing fees	361	257	1,029	770
Marketing expense	54	86	203	225
Loan acquisition and collection expense	409	440	1,096	1,203
FDIC insurance premiums	137	127	371	354
Intangible asset amortization	128	162	460	582
Legal settlement recovery	—	—	—	(250)
Other noninterest expense	816	869	2,272	2,284
Total noninterest expense	7,885	7,516	23,832	22,982

Income from continuing operations before income tax expense	2,745	724	7,786	3,277
Income tax expense	993	287	2,810	1,119
Net income from continuing operations	1,752	437	4,976	2,158

(Loss) income from discontinued operations before tax (benefit) expense	—	—	—	(12)
Income tax (benefit) expense	—	—	—	(4)
Net (loss) income from discontinued operations	—	—	—	(8)
Net income	$1,752	$437	$4,976	$2,150

Weighted-average shares outstanding:
Basic	9,833,033	10,432,494	10,049,983	10,435,300
Diluted	9,833,033	10,432,494	10,049,983	10,435,300
Earnings per common share:
Basic:
Income from continuing operations	$0.18	$0.04	$0.50	$0.21
Income from discontinued operations	—	—	—	—
Net Income	$0.18	$0.04	$0.50	$0.21
Diluted:
Income from continuing operations	$0.18	$0.04	$0.50	$0.21
Income from discontinued operations	—	—	—	—
Net income	$0.18	$0.04	$0.50	$0.21
Cash dividends declared per common share	$0.01	$0.09	$0.03	$0.27

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net income	$1,752	$437	$4,976	$2,150

Other comprehensive (loss) income, before tax:
Available-for-sale securities:
Change in net unrealized gain or loss on available-for-sale securities	571	579	834	449
Reclassification adjustment for net gains included in net income	—	—	—	—
Total available-for-sale securities	571	579	834	449
Derivatives and hedging activities:
Change in accumulated loss on effective cash flow hedges	(566)	(528)	(1,341)	56
Reclassification adjustments for net gains included in net income	(16)	(72)	(49)	(108)
Total derivatives and hedging activities	(582)	(600)	(1,390)	(52)
Total other comprehensive (loss) income, before tax	(11)	(21)	(556)	397
Income tax (benefit) expense related to other comprehensive (loss) income	(4)	(7)	(191)	135
Other comprehensive (loss) income, net of tax	(7)	(14)	(365)	262
Comprehensive income	$1,745	$423	$4,611	$2,412

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share and per share data)

									Accumulated
									Other	Total
	Preferred Stock		Voting Common Stock		Non-voting Common Stock		Additional	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	Loss	Equity
Balance at June 30, 2013	—	$—	9,565,680	$9,566	880,963	$881	$92,745	$12,524	$(1,914)	$113,802
Net income	—	—	—	—	—	—	—	2,150	—	2,150
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	262	262
Dividends on common stock at $0.27 per share	—	—	—	—	—	—	—	(2,818)	—	(2,818)
Stock-based compensation	—	—	—	—	—	—	612	—	—	612
Forfeiture of restricted common stock	—	—	(14,149)	(14)	—	—	14	—	—	—
Balance at March 31, 2014	—	$—	9,551,531	$9,552	880,963	$881	$93,371	$11,856	$(1,652)	$114,008
Balance at June 30, 2014	—	$—	9,260,331	$9,260	880,963	$881	$90,914	$12,294	$(1,283)	$112,066
Net income	—	—	—	—	—	—	—	4,976	—	4,976
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(365)	(365)
Common stock repurchased	—	—	(479,936)	(480)	—	—	(3,912)	—	—	(4,392)
Conversion of voting common stock to non- voting common stock	—	—	(30,525)	(30)	30,525	30	—	—	—	—
Dividends on common stock at $0.03 per share	—	—	—	—	—		—	(302)	—	(302)
Stock-based compensation	—	—	—	—	—	—	504	—	—	504
Issuance of restricted common stock	—	—	174,000	174	—	—	(174)	—	—	—
Forfeiture of restricted common stock	—	—	(15,749)	(16)	—	—	16	—	—	—
Balance at March 31, 2015	—	$—	8,908,121	$8,908	911,488	$911	$87,348	$16,968	$(1,648)	$112,487

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended March 31,
	2015	2014
Operating activities:
Net income	$4,976	$2,150
Adjustments to reconcile net income to net cash provided by (used in) by operating activities:
Provision for loan losses	477	407
Gain on sale and impairment of real estate owned and other repossessed collateral, net	(303)	(50)
Accretion of fair value adjustments on loans, net	(9,149)	(5,048)
Accretion of fair value adjustments on deposits, net	(159)	(489)
Accretion of fair value adjustments on borrowings, net	(92)	(191)
Originations of loans held for sale	(68,734)	(62,911)
Net proceeds from sales of loans held for sale	77,624	62,823
Gain on sales of loans held for sale	(1,384)	(1,145)
Gain on sales of portfolio loans	(950)	(603)
Amortization of intangible assets	460	582
Bank-owned life insurance income, net	(329)	(342)
Depreciation of premises and equipment	1,259	1,540
Loss on sale of premises and equipment	23	16
Stock-based compensation	504	612
Amortization of securities, net	765	972
Changes in other assets and liabilities:
Other assets	(687)	(1,978)
Other liabilities	1,197	(460)
Net cash provided by (used in) operating activities	5,498	(4,115)

Investing activities:
Purchases of available-for-sale securities	—	(42,340)
Proceeds from maturities and principal payments on available-for-sale securities	8,427	50,682
Loan purchases	(57,896)	(46,267)
Proceeds from sales of portfolio loans	7,200	5,575
Loan originations, principal collections, and purchased loan paydowns, net	(4,434)	(33,757)
Purchases of premises and equipment	(385)	(703)
Proceeds from sales of premises and equipment	143	11
Proceeds from sales of real estate owned and other repossessed collateral	713	1,160
Net cash used in investing activities	(46,232)	(65,639)

Financing activities:
Net increase in deposits	81,007	79,176
Net (decrease) increase in short-term borrowings	(123)	1,960
Repurchase of common stock	(4,392)	—
Dividends paid on common stock	(302)	(2,818)
Proceeds from FHLB advances	—	15,000
Repayments of FHLB advances	(12,500)	—
Repayment of wholesale repurchase agreements	—	(15,000)
Repayment of capital lease obligation	(142)	(135)
Net cash provided by financing activities	63,548	78,183

Net increase in cash and cash equivalents	22,814	8,429
Cash and cash equivalents, beginning of period	82,259	65,934
Cash and cash equivalents, end of period	$105,073	$74,363

Supplemental schedule of noncash investing and financing activities:
Transfers from loans to real estate owned and other repossessed collateral	$2,104	$2,174
Transfers from real estate owned and other repossessed collateral to loans	—	1,155

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2015

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

2.  Recent Accounting Pronouncements

In January 2014, the FASB issued ASU No. 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (“ASU 2014-01”). The amendments in ASU 2014-01 provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The Company does not expect ASU 2014-01 to have material impact on the consolidated financial statements.

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

3.  Securities Available-for-Sale

The following presents a summary of the amortized cost, gross unrealized holding gains and losses, and fair value of securities available for sale.

	March 31, 2015
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Government agency securities	$48,246	$38	$(1)	$48,283
Agency mortgage-backed securities	57,721	26	(507)	57,240
	$105,967	$64	$(508)	$105,523

	June 30, 2014
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Government agency securities	$48,415	$31	$(28)	$48,418
Agency mortgage-backed securities	66,744	3	(1,284)	65,463
	$115,159	$34	$(1,312)	$113,881

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on sale.  There were no securities sold during the three and nine months ended March 31, 2015 or 2014.  At March 31, 2015, investment securities with a fair value of approximately $34.2 million were pledged as collateral to secure outstanding borrowings.

The following summarizes the Company’s gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2015
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government agency securities	$6,058	$(1)	$—	$—	$6,058	$(1)
Agency mortgage-backed securities	2,085	(21)	52,938	(486)	55,023	(507)
	$8,143	$(22)	$52,938	$(486)	$61,081	$(508)

	June 30, 2014
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government agency securities	$24,141	$(28)	$—	$—	$24,141	$(28)
Agency mortgage-backed securities	—	—	62,734	(1,284)	62,734	(1,284)
	$24,141	$(28)	$62,734	$(1,284)	$86,875	$(1,312)

There were no other-than-temporary impairment losses on securities during the three and nine months ended March 31, 2015 or 2014.

At March 31, 2015, the Company had twenty-two securities in a continuous loss position for greater than twelve months.  At March 31, 2015, all of the Company’s available-for-sale securities were issued or guaranteed by either government agencies or government-sponsored enterprises.  The decline in fair value of the Company’s available-for-sale securities at March 31, 2015 is attributable to changes in interest rates.

Management of the Company, in addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company’s investment portfolio, also considers the Company’s ability and intent to hold such securities to maturity or recovery of cost. At March 31, 2015, it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. As such, management does not believe any of the Company’s available-for-sale securities are other-than-temporarily impaired at March 31, 2015.

The amortized cost and fair values of available-for-sale debt securities by contractual maturity are shown below as of March 31, 2015. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within one year	$24,028	$24,045
Due after one year through five years	24,218	24,237
Due after five years through ten years	28,263	28,188
Due after ten years	29,458	29,053
	$105,967	$105,523

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

The composition of the Company’s loan portfolio is as follows on the dates indicated.

	March 31, 2015			June 30, 2014
	Originated	Purchased	Total	Originated	Purchased	Total
	(Dollars in thousands)
Residential real estate	$110,314	$2,143	$112,457	$116,972	$3,687	$120,659
Home equity	24,321	—	24,321	27,975	—	27,975
Commercial real estate	134,483	193,284	327,767	116,617	199,481	316,098
Commercial business	106,015	256	106,271	41,518	282	41,800
Consumer	8,377	—	8,377	9,884	—	9,884
Total loans	$383,510	$195,683	$579,193	$312,966	$203,450	$516,416

Past Due and Nonaccrual Loans

The following is a summary of past due and non-accrual loans:

	March 31, 2015
			Past Due	Past Due
			90 Days or	90 Days or	Total			Non-
	30-59	60-89	More-Still	More-	Past	Total	Total	Accrual
	Days	Days	Accruing	Nonaccrual	Due	Current	Loans	Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$370	$394	$—	$1,140	$1,904	$108,410	$110,314	$3,163
Home equity	—	—	—	11	11	24,310	24,321	11
Commercial real estate	435	197	—	904	1,536	132,947	134,483	1,201
Commercial business	2	—	—	—	2	106,013	106,015	—
Consumer	194	86	—	63	343	8,034	8,377	225
Total originated portfolio	1,001	677	—	2,118	3,796	379,714	383,510	4,600
Purchased portfolio:
Residential real estate	—	—	—	—	—	2,143	2,143	—
Commercial business	—	—	—	—	—	256	256	—
Commercial real estate	5,868	—	—	5,204	11,072	182,212	193,284	5,850
Total purchased portfolio	5,868	—	—	5,204	11,072	184,611	195,683	5,850
Total loans	$6,869	$677	$—	$7,322	$14,868	$564,325	$579,193	$10,450

	June 30, 2014
			Past Due	Past Due
			90 Days or	90 Days or	Total			Non-
	30-59	60-89	More-Still	More-	Past	Total	Total	Accrual
	Days	Days	Accruing	Nonaccrual	Due	Current	Loans	Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$222	$728	$—	$1,573	$2,523	$114,449	$116,972	$1,743
Home equity	109	7	—	120	236	27,739	27,975	160
Commercial real estate	126	136	—	629	891	115,726	116,617	1,162
Commercial business	—	—	—	—	—	41,518	41,518	5
Consumer	188	24	—	49	261	9,623	9,884	139
Total originated portfolio	645	895	—	2,371	3,911	309,055	312,966	3,209
Purchased portfolio:
Residential real estate	—	—	—	—	—	3,687	3,687	—
Commercial business	—	—	—	—	—	282	282	—
Commercial real estate	—	—	—	1,995	1,995	197,486	199,481	4,116
Total purchased portfolio	—	—	—	1,995	1,995	201,455	203,450	4,116
Total loans	$645	$895	$—	$4,366	$5,906	$510,510	$516,416	$7,325

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

•                  National and local economic trends and conditions

•                  Effects of changes or trends in internal risk ratings

•                  Other effects resulting from trends in the valuation of underlying collateral

There were no significant changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three and nine months ended March 31, 2015 or 2014.

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

The following table sets forth activity in the Company’s allowance for loan losses.

	Three Months Ended March 31, 2015
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$796	$288	$54	$59	$413	$54	$1,664
Provision	(38)	187	(45)	(13)	(87)	40	44
Recoveries	1	—	35	4	—	—	40
Charge-offs	—	—	(1)	(6)	—	—	(7)
Ending balance	$759	$475	$43	$44	$326	$94	$1,741

	Three Months Ended March 31, 2014
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$649	$321	$52	$112	$207	$9	$1,350
Provision	151	—	41	25	(28)	(9)	180
Recoveries	1	1	1	5	—	—	8
Charge-offs	(123)	—	(43)	(27)	—	—	(193)
Ending balance	$678	$322	$51	$115	$179	$—	$1,345

	Nine Months Ended March 31, 2015
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$580	$358	$48	$79	$267	$35	$1,367
Provision	322	116	(39)	(40)	59	59	477
Recoveries	17	1	35	17	—	—	70
Charge-offs	(160)	—	(1)	(12)	—	—	(173)
Ending balance	$759	$475	$43	$44	$326	$94	$1,741

	Nine Months Ended March 31, 2014
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$594	$173	$70	$189	$76	$41	$1,143
Provision	233	148	17	(53)	103	(41)	407
Recoveries	7	1	7	36	—	—	51
Charge-offs	(156)	—	(43)	(57)	—	—	(256)
Ending balance	$678	$322	$51	$115	$179	$—	$1,345

The following table sets forth information regarding the allowance for loan losses by portfolio segment and impairment methodology.

	March 31, 2015
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$412	$17	$—	2	$287	$—	$718
Collectively evaluated	347	458	43	42	—	94	984
ASC 310-30	—	—	—	—	39	—	39
Total	$759	$475	$43	$44	$326	$94	$1,741

Loans:
Individually evaluated	$3,995	$2,596	$—	$277	$7,838	$—	$14,706
Collectively evaluated	130,640	131,887	106,015	8,100	—	—	376,642
ASC 310-30	—	—	—	—	187,845	—	187,845
Total	$134,635	$134,483	$106,015	$8,377	$195,683	$—	$579,193

	June 30, 2014
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$190	$84	$—	$6	$166	$—	$446
Collectively evaluated	390	274	48	73	—	35	820
ASC 310-30	—	—	—	—	101	—	101
Total	$580	$358	$48	$79	$267	$35	$1,367

Loans:
Individually evaluated	$2,314	$2,549	$—	$240	$4,747	$—	$9,850
Collectively evaluated	142,633	114,068	41,518	9,644	—	—	307,863
ASC 310-30	—	—	—	—	198,703	—	198,703
Total	$144,947	$116,617	$41,518	$9,884	$203,450	$—	$516,416

The following table sets forth information regarding impaired loans.  Loans accounted for under ASC 310-30 that have performed based on cash flow and accretable yield expectations determined at date of acquisition are not considered impaired assets and have been excluded from the tables below.

	March 31, 2015			June 30, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$2,134	$2,241	$—	$1,005	$1,081	$—
Consumer	247	259	—	200	205	—
Commercial real estate	1,512	1,517	—	1,368	1,371	—
Commercial business	—		—	—	—	—
Purchased:
Commercial real estate	6,630	8,703	—	2,857	4,148	—
Total	10,523	12,720	—	5,430	6,805	—

Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,860	1,795	412	1,309	1,278	190
Consumer	30	30	2	40	47	6
Commercial real estate	1,085	1,075	17	1,181	1,187	84
Commercial business	—	—	—	—	—	—
Purchased:
Commercial real estate	1,208	1,648	286	1,890	2,215	166
Total	4,183	4,548	717	4,420	4,727	446
Total impaired loans	$14,706	$17,268	$717	$9,850	$11,532	$446

The following tables set forth information regarding interest income recognized on impaired loans.

	Three Months Ended March 31,
	2015		2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$1,754	$27	$1,032	$16
Consumer	320	4	146	3
Commercial real estate	1,534	7	832	13
Commercial business	—	—	65	2
Purchased:
Commercial real estate	7,706	37	3,532	23
Total	11,314	75	5,607	57

Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,957	31	1,262	13
Consumer	121	1	77	—
Commercial real estate	1,047	15	1,117	14
Commercial business	—	—	22	—
Purchased:
Commercial real estate	1,271	14	1,925	10
Total	4,396	61	4,403	37
Total impaired loans	$15,710	$136	$10,010	$94

	Nine Months Ended March 31,
	2015		2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$1,570	$72	$1,047	$30
Consumer	224	75	115	5
Commercial real estate	1,440	44	635	27
Commercial business	—	1	64	8
Purchased:
Commercial real estate	4,743	197	2,584	71
Total	7,977	389	4,445	141

Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,584	66	1,327	50
Consumer	35	17	84	3
Commercial real estate	1,133	46	1,119	59
Commercial business	—	—	38	1
Purchased:
Commercial real estate	1,549	38	1,062	58
Total	4,301	167	3,630	171
Total impaired loans	$12,278	$556	$8,075	$312

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

The following tables present the Company’s loans by risk rating.

	March 31, 2015
	Originated Portfolio
	Commercial	Commercial		Purchased
	Real Estate	Business	Residential(1)	Portfolio	Total
	(Dollars in thousands)
Loans rated 1- 6	$128,268	$105,852	$9,676	$183,897	$427,693
Loans rated 7	4,412	34	963	5,255	10,664
Loans rated 8	1,803	129	479	6,531	8,942
Loans rated 9	—	—	—	—	—
Loans rated 10	—	—	—	—	—
	$134,483	$106,015	$11,118	$195,683	$447,299

	June 30, 2014
	Originated Portfolio
	Commercial	Commercial		Purchased
	Real Estate	Business	Residential(1)	Portfolio	Total
	(Dollars in thousands)
Loans rated 1- 6	$110,044	$41,271	$11,941	$189,986	$353,242
Loans rated 7	4,880	46	940	8,619	14,485
Loans rated 8	1,693	201	670	4,845	7,409
Loans rated 9	—	—	—	—	—
Loans rated 10	—	—	—	—	—
	$116,617	$41,518	$13,551	$203,450	$375,136

(1)         Certain of the Company’s loans made for commercial purposes, but secured by residential collateral, are rated under the Company’s risk-rating system.

Troubled Debt Restructurings

The following table shows the Company’s post-modification balance of TDRs by type of modification.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015		2014		2015		2014
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
Extended maturity	—	$—	1	$305	3	$590	5	$2,082
Adjusted interest rate	4	256	1	36	8	451	2	118
Rate and maturity	2	11	2	65	5	212	2	65
Principal deferment	—	—	—	—	1	453	2	341
Court ordered concession	—	—	1	41	4	84	1	41
Other	—	—	2	171	—	—	2	171
	6	$267	7	$618	21	$1,790	14	$2,818

The following table shows loans modified in a TDR and the change in the recorded investment subsequent to the modifications occurring.

	Three Months Ended March 31,
	2015			2014
		Recorded	Recorded		Recorded	Recorded
	Number of	Investment	Investment	Number of	Investment	Investment
	Contracts	Pre-Modification	Post-Modification	Contracts	Pre-Modification	Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	2	$231	$231	4	$164	$164
Home equity	—	—	—	1	8	8
Commercial real estate	—	—	—	1	141	141
Commercial business	—	—	—	—	—	—
Consumer	4	36	36	—	—	—
Total originated portfolio	6	267	267	6	313	313

Purchased portfolio:
Residential real estate	—	—	—	—	—	—
Commercial real estate	—	—	—	1	305	305
Total purchased portfolio	—	—	—	1	305	305
Total	6	$267	$267	7	$618	$618

	Nine Months Ended March 31,
	2015			2014
		Recorded	Recorded		Recorded	Recorded
	Number of	Investment	Investment	Number of	Investment	Investment
	Contracts	Pre-Modification	Post-Modification	Contracts	Pre-Modification	Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	13	$1,164	$1,164	4	$164	$164
Home equity	—	—	—	2	22	22
Commercial real estate	1	200	200	2	464	464
Commercial business	—	—	—	1	18	18
Consumer	6	70	70	2	121	121
Total originated portfolio	20	1,434	1,434	11	789	789

Purchased portfolio:
Residential real estate	—	—	—	—	—	—
Commercial real estate	1	356	356	3	1,990	2,029
Total purchased portfolio	1	356	356	3	1,990	2,029
Total	21	$1,790	$1,790	14	$2,779	$2,818

The Company considers TDRs past due 90 days or more to be in payment default.  Three loans modified in a TDR in the last twelve months defaulted during the nine months ended March 31, 2015; the recorded investment of such loans was $82 thousand.  No loans modified in a TDR in the last twelve months defaulted during the three months ended March 31, 2015. As of March 31, 2015, there were no further commitments to lend associated with loans modified in a TDR.

ASC 310-30 Loans

The following table presents a summary of loans accounted for under ASC 310-30 that were acquired by the Company during the period indicated.

	Three Months Ended March 31, 2015	Nine Months Ended March 31, 2015
	(Dollars in thousands)
Contractually required payments receivable	$8,712	$96,482
Nonaccretable difference	(27)	(1,956)
Cash flows expected to be collected	8,685	94,526
Accretable yield	(3,622)	(36,987)
Fair value of loans acquired	$5,063	$57,539

Certain of the loans accounted for under ASC 310-30 that were acquired by the Company are not accounted for using the income recognition model because the Company cannot reasonably estimate cash flows expected to be collected. The carrying amounts of such loans are as follows.

	As of and for the Three Months Ended March 31, 2015	As of and for the Nine Months Ended March 31, 2015
	(Dollars in thousands)
Loans acquired during the period	$—	$357
Loans at end of period	5,503	5,503

The following table summarizes the activity in the accretable yield for loans accounted for under ASC 310-30.

	Three Months Ended March 31, 2015	Nine Months Ended March 31, 2015
	(Dollars in thousands)
Beginning balance	$123,275	$109,040
Acquisitions	3,622	36,987
Accretion	(4,214)	(12,943)
Reclassifications to accretable yield	62	72
Disposals and other changes	(8,336)	(18,747)
End balance	$114,409	$114,409

The following table provides information related to the unpaid principal balance and carrying amounts of ASC 310-30 loans.

	March 31, 2015	June 30, 2014
	(Dollars in thousands)
Unpaid principal balance	$231,557	$239,376
Carrying amount	$193,072	$201,171

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

	Three months Ended March 31,		Nine months Ended March 31,
	2015	2014	2015	2014
	(Dollars in thousands, except share and per share data)

Net income	$1,752	$437	$4,976	$2,150

Weighted average shares used in calculation of basic EPS	9,833,033	10,432,494	10,049,983	10,435,300
Incremental shares from assumed exercise of dilutive securities	—	—	—	—
Weighted average shares used in calculation of diluted EPS	9,833,033	10,432,494	10,049,983	10,435,300

Earnings per common share:
Income from continuing operations	$0.18	$0.04	$0.50	$0.21
Income from discontinued operations	—	—	—	—
Earnings per common share	$0.18	$0.04	$0.50	$0.21

Diluted earnings per common share:
Income from continuing operations	$0.18	$0.04	$0.50	$0.21
Income from discontinued operations	—	—	—	—
Diluted earnings per common share	$0.18	$0.04	$0.50	$0.21

For the three and nine months ended March 31, 2015, the following stock options and warrants were excluded from the calculation of diluted EPS due to the exercise price of these options exceeding the average market price of the Company’s common stock for the period.  These options, which were not dilutive at that date, may potentially dilute EPS in the future.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Stock options	1,039,721	1,143,329	1,059,721	1,148,777
Warrants	—	—	—	—
	1,039,721	1,143,329	1,059,721	1,148,777

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

Available-for-sale securities - Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Examples of such instruments include publicly-traded common and preferred stocks. If quoted prices are not available, then fair values are estimated by using pricing models ( i.e., matrix pricing) and market interest rates and credit assumptions or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. Examples of such instruments include government agency and government sponsored agency mortgage-backed securities, as well as certain preferred and trust preferred stocks. Level 3 securities are securities for which significant unobservable inputs are utilized.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	March 31, 2015
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Securities available-for-sale:
U.S. Government agency securities	$48,283	$—	$48,283	$—
Agency mortgage-backed securities	57,240	—	57,240	—
Other assets — interest rate caps	212	—	212	—
Liabilities
Other liabilities — interest rate swaps	$1,873	$—	$1,873	$—

	June 30, 2014
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Securities available-for-sale:
U.S. Government agency securities	$48,418	$—	$48,418	$—
Agency mortgage-backed securities	65,463	—	65,463	—
Other assets — interest rate caps	—	—	—	—
Liabilities
Other liabilities — interest rate swap	$714	$—	$714	$—

Assets measured at fair value on a nonrecurring basis are summarized below.

	March 31, 2015
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$1,131	$—	$—	$1,131
Real estate owned and other repossessed collateral	3,694	—	—	3,694

	June 30, 2014
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$1,467	$—	$—	$1,467
Real estate owned and other repossessed collateral	1,991	—	—	1,991

The following table presents the estimated fair value of the Company’s financial instruments.

	Carrying	Fair Value Measurements at March 31, 2015
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$105,073	$105,073	$105,073	$—	$—
Available-for-sale securities	105,523	105,523	—	105,523	—
Federal Home Loan Bank stock	4,102	4,102	—	4,102	—
Loans held for sale	4,439	4,439	—	4,439	—
Loans, net	577,452	583,837	—	—	583,837
Accrued interest receivable	1,215	1,215	—	1,215	—
Interest rate caps	212	212	—	212	—

Financial liabilities:
Deposits	655,177	655,816	—	655,816	—
FHLB advances	30,216	30,982	—	30,982	—
Wholesale repurchase agreements	10,077	10,198	—	10,198	—
Short-term borrowings	2,861	2,861	—	2,861	—
Capital lease obligation	1,416	1,502	—	1,502	—
Subordinated debentures	8,578	8,967	—	—	8,967
Interest rate swaps	1,873	1,873	—	1,873	—

	Carrying	Fair Value Measurements at June 30, 2014
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$82,259	$82,259	$82,259	$—	$—
Available-for-sale securities	113,881	113,881	—	113,881	—
Federal Home Loan Bank stock	4,102	4,102	—	4,102	—
Loans held for sale	11,945	11,945	—	11,945	—
Loans, net	515,049	522,154	—	—	522,154
Accrued interest receivable	1,216	1,216	—	1,216	—
Interest rate caps	—	—	—	—	—

Financial liabilities:
Deposits	574,329	574,868	—	574,868	—
FHLB advances	42,824	43,843	—	43,843	—
Wholesale repurchase agreements	10,199	10,484	—	10,484	—
Short-term borrowings	2,984	2,984	—	2,984	—
Capital lease obligation	1,558	1,701	—	1,701	—
Subordinated debentures	8,440	7,858	—	—	7,858
Interest rate swaps	714	714	—	714	—

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

The Company currently holds derivative instruments that contain credit-risk related features that are in a net liability position, which may require that collateral be assigned to dealer banks. At March 31, 2015, the Company had posted cash collateral totaling $3.3 million with dealer banks related to derivative instruments in a net liability position.

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

Information pertaining to outstanding interest rate caps and swap agreements used to hedge variable rate debt is as follows.

March 31, 2015
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Gain (Loss)	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$5,000	July 2013	July 2033	3 Mo. LIBOR	0.25%	3.38%	n/a	(872)	(872)	Other Liabilities
5,000	July 2013	July 2028	3 Mo. LIBOR	0.25%	3.23%	n/a	(650)	(650)	Other Liabilities
5,000	July 2013	July 2023	3 Mo. LIBOR	0.25%	2.77%	n/a	(351)	(351)	Other Liabilities
Interest rate caps:
6,000	October 2014	September 2019	3 Mo. LIBOR	n/a	n/a	2.50%	(108)	68	Other Assets
10,000	March 2015	February 2020	3 Mo. LIBOR	n/a	n/a	2.50%	(72)	144	Other Assets
$31,000							$(2,053)	$(1,661)

June 30, 2014
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Loss	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$10,000	February 2010	February 2015	3 Mo. LIBOR	2.12%	4.69%	n/a	$(99)	$(165)	Other Liabilities
5,000	July 2013	July 2033	3 Mo. LIBOR	0.23%	3.38%	n/a	$(216)	$(216)	Other Liabilities
5,000	July 2013	July 2028	3 Mo. LIBOR	0.23%	3.23%	n/a	$(200)	$(200)	Other Liabilities
5,000	July 2013	July 2023	3 Mo. LIBOR	0.23%	2.77%	n/a	$(133)	$(133)	Other Liabilities
Interest rate caps:
6,000	September 2009	September 2014	3 Mo. LIBOR	n/a	n/a	2.51%	(16)	—	Other Assets
$31,000							$(664)	$(714)

During the three and nine months ended March 31, 2015 and 2014, no interest rate cap or swap agreements were terminated prior to maturity. Changes in the fair value of interest rate caps and swaps designated as hedging instruments of the variability of cash flows associated with variable rate debt are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the debt affects earnings. Risk management results for the three and nine months ended March 31, 2015 and 2014 related to the balance sheet hedging of variable rate debt indicates that the hedges were effective.

8.  Other Comprehensive Income

The components of other comprehensive income (loss) follow.

	Three Months Ended March 31,
	2015			2014
	Pre-tax	Tax Expense	After-tax	Pre-tax	Tax Expense	After-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
	(Dollars in thousands)
Change in net unrealized gain or loss on available-for-sale securities	$571	$194	$377	$579	$196	$383
Reclassification adjustment for net gains included in net income	—	—	—	—	—	—
Total available-for-sale securities	571	194	377	579	196	383
Change in accumulated loss on effective cash flow hedges	(566)	(193)	(373)	(528)	(178)	(350)
Reclassification adjustment for net gains included in net income	(16)	(5)	(11)	(72)	(25)	(47)
Total derivatives and hedging activities	(582)	(198)	(384)	(600)	(203)	(397)
Total other comprehensive income (loss)	$(11)	$(4)	$(7)	$(21)	$(7)	$(14)

	Nine Months Ended March 31,
	2015			2014
	Pre-tax	Tax Expense	After-tax	Pre-tax	Tax Expense	After-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
	(Dollars in thousands)
Change in net unrealized gain or loss on available-for-sale securities	$834	$283	$551	$449	$152	$297
Reclassification adjustment for net gains included in net income	—	—	—	—	—	—
Total available-for-sale securities	834	283	551	449	152	297
Change in accumulated loss on effective cash flow hedges	(1,341)	(456)	(885)	56	20	36
Reclassification adjustment for net gains included in net income	(49)	(18)	(31)	(108)	(37)	(71)
Total derivatives and hedging activities	(1,390)	(474)	(916)	(52)	(17)	(35)
Total other comprehensive income (loss)	$(556)	$(191)	$(365)	$397	$135	$262

Accumulated other comprehensive loss is comprised of the following.

	March 31, 2015	June 30, 2014
	(Dollars in thousands)
Unrealized loss on available-for-sale securities	$(444)	$(1,278)
Tax effect	151	434
Net-of-tax amount	(293)	(844)
Unrealized loss on cash flow hedges	(2,053)	(664)
Tax effect	698	225
Net-of-tax amount	(1,355)	(439)
Accumulated other comprehensive loss	$(1,648)	$(1,283)

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

Financial instruments with contract amounts which represent credit risk are as follows:

	March 31, 2015	June 30, 2014
	(Dollars in thousands)
Commitments to originate loans	$29,089	$14,282
Unused lines of credit	29,839	34,657
Standby letters of credit	116	166

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.   The Company has recorded an allowance for possible losses on commitments and unfunded loans totaling $30 thousand recorded in other liabilities at both March 31, 2015 and June 30, 2014.

Contingencies

The Company and its subsidiary are parties to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company’s consolidated financial position or results of operations.

10.  Discontinued Operations

The Company concluded all investment brokerage activities in the second quarter of Fiscal 2014.  Accordingly, operations associated with these activities have been classified as discontinued operations in the accompanying consolidated statements of income.  The following summarizes the operations of the Company’s investment brokerage division for the three and nine months ended March 31, 2015 and 2014.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
	(Dollars in thousands)
Noninterest income:
Investment commissions	$—	$—	$—	$971
Other noninterest income	—	—	—	—
Total noninterest income	—	—	—	971
Noninterest expense:
Salaries and employee benefits	—	—	—	793
Occupancy and equipment expense	—	—	—	60
Data processing fees	—	—	—	82
Marketing expense	—	—	—	8
Other noninterest expense	—	—	—	40
Total noninterest expense	—	—	—	983
(Loss) income before tax	—	—	—	(12)
Income tax (benefit) expense	—	—	—	(4)
Net (loss) income	$—	$—	$—	$(8)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in Northeast Bancorp’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the Securities and Exchange Commission.

A Note about Forward Looking Statements

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to the Company’s financial condition, prospective results of operations, future performance or expectations, plans, objectives, prospects, loan loss allowance adequacy, simulation of changes in interest rates, capital spending and finance sources and revenue sources. These statements relate to expectations concerning matters that are not historical facts. Accordingly, statements that are based on management’s projections, estimates, assumptions, and judgments constitute forward-looking statements. These forward-looking statements, which are based on various assumptions (some of which are beyond the Company’s control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as “believe”, “expect”, “estimate”, “anticipate”, “continue”, “plan”, “approximately”, “intend”, “objective”, “goal”, “project”, or other similar terms or variations on those terms, or the future or conditional verbs such as “will”, “may”, “should”, “could”, and “would”.  Although the Company believes that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, the Company cannot give you any assurance that its expectations will, in fact, occur or that its estimates or assumptions will be correct. The Company cautions you that actual results could differ materially from those expressed or implied by such forward-looking statements as a result of, among other factors, changes in interest rates and real estate values; competitive pressures from other financial institutions; the effects of weakness in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay the Company’s loans; changes in loan defaults and charge-off rates; changes in the value of securities and other assets, adequacy of loan loss reserves, or deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; the risk that the Company may not be successful in the implementation of its business strategy; the risk of compromises or breaches to our security systems; the risk that intangibles recorded in the Company’s financial statements will become impaired; changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 as updated in the Company’s Quarterly Reports on Form 10-Q and other filings submitted to the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this report and the Company does not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

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

In connection with the transaction, as part of the regulatory approval process, the Company and the Bank made certain commitments to the Federal Reserve, the most significant of which are (i) to maintain a Tier 1 leverage ratio of at least 10%, (ii) to maintain a total risk-based capital ratio of at least 15%, (iii) to limit purchased loans to 40% of total loans, (iv) to fund 100% of the Company’s loans with core deposits (defined as non-maturity deposits and non-brokered insured time deposits), and (v) to hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total risk-based capital.  On June 28, 2013, the Federal Reserve approved the amendment to exclude owner-occupied commercial real estate loans from the commitment to hold commercial real estate loans to within 300% of total risk-based capital. All other commitments made to the Federal Reserve in connection with the merger remain unchanged.  The Company and the Bank are currently in compliance with all commitments to the Federal Reserve. The Company’s compliance ratios at March 31, 2015 follow:

Condition	Ratios at March 31, 2015
(i) Tier 1 leverage capital ratio	14.96%
(ii) Total capital ratio	21.21%
(iii) Ratio of purchased loans to total loans, including loans held for sale	33.53%
(iv) Ratio of loans to core deposits (1)	89.04%
(v) Ratio of commercial real estate loans to total risk-based capital (2)	173.17%

(1) Core deposits include all non-maturity deposits and maturity deposits less than $250 thousand

(2) For purposes of calculating this ratio, commercial real estate includes all non-owner occupied commercial real estate loans defined as such by regulatory guidance, including all land development and construction loans.

As of March 31, 2015, the Company, on a consolidated basis, had total assets of $832.9 million, total deposits of $655.2 million, and shareholders’ equity of $112.5 million. The Company gathers retail deposits through its banking offices in Maine and its online affinity deposit program, ableBanking; originates loans through the Bank’s Community Banking Division; and purchases and originates commercial loans through the Bank’s Loan Acquisition and Servicing Group (“LASG”). The Community Banking Division, with ten full-service branches and two loan production offices, operates from the Bank’s headquarters in Lewiston, Maine. The Company operates ableBanking and the LASG from its offices in Boston, Massachusetts.

Unless the context otherwise requires, references herein to the Company include the Company and its subsidiary on a consolidated basis.

Strategy

The Company’s goal is to prudently grow its franchise, while maintaining sound operations and risk management, by implementing the following strategies:

Measured growth of our national commercial loan portfolio. The Company purchases performing commercial real estate loans, on a nationwide basis, typically at a discount from their outstanding principal balances, producing yields higher than those normally achieved on our originated loan portfolio.  These loans are purchased from a variety of sources, including banks, insurance companies, investment funds and government agencies, either directly or indirectly through a loan sale advisor. We also originate commercial real estate and commercial business loans on a nationwide basis. National originations are an area of increasing focus for the Company, and in particular the origination of loans guaranteed by the Small Business Administration (“SBA”).  As of March 31, 2015, the Company serviced SBA loans with an unpaid principal balance of $58.9 million, of which $42.4 million was held by third parties.

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

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. The reader is encouraged to review each of the policies included in Form 10-K for the year ended June 30, 2014 to gain a better understanding of how Northeast’s financial performance is measured and reported.  There has been no material change in critical accounting policies during the nine months ended March 31, 2015.

Overview

Net income from continuing operations was $1.8 million, or $0.18 per diluted common share, for the quarter ended March 31, 2015, compared to $437 thousand, or $0.04 per diluted common share, for the quarter ended March 31, 2014.

Net income from continuing operations was $5.0 million, or $0.50 per diluted common share, for the nine months ended March 31, 2015, compared to $2.2 million, or $0.21 per diluted common share, for the nine months ended March 31, 2014.

Net interest and dividend income before provision for loan losses increased by $2.0 million, or 28.2%, to $9.1 million for the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014, due primarily to higher transactional interest income from purchased loan payoffs and the positive effect of balance sheet growth.

Noninterest income increased by $246 thousand for the quarter ended March 31, 2015, compared to the quarter ended March 31, 2014, principally due to the following:

•                  An increase of $192 thousand in gains recognized on Real Estate Owned/Other Assets Acquired (“REO/OAA”);

•                  An increase of $90 thousand in gains realized on sale of loans held for sale in the secondary market, due principally to an increase in purchase-related mortgage loan activity in the current period;

•                  An increase of $52 thousand in gains realized on sale of portfolio loans. The current quarter includes gains realized on sale of SBA loans of $425 thousand, compared to zero in the quarter ended March 31, 2014; and

•                  A decrease of $82 thousand in fees and other services to customers, primarily due to a decrease in servicing rights related to loans paid off or sold.

Noninterest expense increased by $369 thousand for the quarter ended March 31, 2015, compared to the quarter ended March 31, 2014, principally due to the following:

•                  An increase of $557 thousand in salaries and employee benefits, principally due to increased employee head count; and

•                  A decrease of $172 thousand in occupancy and equipment expense, the result of a reduction in software maintenance and depreciation expense following the conversion of the Bank’s core systems platform to an outsourced model in May 2014. The decrease in equipment expense was offset in part by higher data processing fees, which increased by $104 thousand.

Financial Condition

Overview

Total assets increased by $71.0 million, or 9.3%, to $832.9 million at March 31, 2015, compared to June 30, 2014. The principal components of the change in the balance sheet follow:

•                  The loan portfolio — excluding loans held for sale — grew by $62.8 million, or 12.2%, compared to June 30, 2014, the result of net growth of $67.1 million in commercial loans purchased or originated by the Bank’s Loan Acquisition and Servicing Group (“LASG”), offset by a $4.3 million decrease in the Bank’s Community Banking Division loan portfolio.

New loans generated by the LASG totaled $35.8 million and $156.1 million for the three and nine-month periods, respectively, ending March 31, 2015. The quarterly growth in LASG loans consisted of $5.1 million of purchased loans, at an average price of 92.3%, and $30.7 million of originated loans. Small Business Administration (“SBA”) loans originated during the quarter totaled $9.4 million, of which $3.1 million were sold in the secondary market. Residential and consumer loan production sold in the secondary market totaled $20.0 million for the quarter.

As noted above in the “Business Overview” the Company made certain commitments to the Board of Governors of the Federal Reserve System in connection with the merger of FHB Formation LLC with and into the Company in December 2010.  The Company’s loan purchase and commercial real estate loan availability under these conditions follow.

Basis for Regulatory Condition	Condition	Availability at March 31, 2015
		(Dollars in millions)
Total Loans	Purchased loans may not exceed 40% of total loans	$62.9
Regulatory Capital	Non-owner occupied commercial real estate loans may not exceed 300% of total risk-based capital	$155.2

An overview of the LASG portfolio follows.

	LASG Portfolio
	Three Months Ended March 31,
	2015				2014
	Purchased	Originated	Secured Loans to Broker-Dealers	Total LASG	Purchased	Originated	Secured Loans to Broker-Dealers	Total LASG
	(Dollars in thousands)
Loans purchased or originated during the period:
Unpaid principal balance	$5,484	$18,760	$12,000	$36,244	$19,050	$11,158	$—	$30,208
Net investment basis	5,063	18,697	12,000	35,760	16,300	11,158	—	27,458
Loan returns during the period:
Yield	12.87%	5.67%	0.46%	9.37%	9.51%	6.95%	0.61%	8.11%
Total Return (1)	13.60%	5.67%	0.46%	9.81%	10.39%	7.10%	0.61%	8.71%

	Nine Months Ended March 31,
	2015				2014
	Purchased	Originated	Secured Loans to Broker-Dealers	Total LASG	Purchased	Originated	Secured Loans to Broker-Dealers	Total LASG
	(Dollars in thousands)
Loans purchased or originated during the period:
Unpaid principal balance	$67,909	$50,315	$48,000	$166,224	$53,044	$54,722	$—	$107,766
Net investment basis	57,896	50,236	48,000	156,132	46,267	54,722	—	100,989
Loan returns during the period:
Yield	12.97%	6.91%	0.47%	10.12%	11.17%	7.42%	0.61%	9.55%
Total Return (1)	13.36%	7.40%	0.47%	10.48%	11.60%	7.50%	0.61%	9.87%
Total loans as of period end:
Unpaid principal balance	$234,672	$92,542	$60,000	$387,214	$221,597	$64,700	$24,000	$310,297
Net investment basis	$195,683	$92,414	$60,000	$348,097	$184,959	$64,724	$24,000	$273,683

(1) The total return on purchased loans represents scheduled accretion, accelerated accretion, gains on asset sales, and other noninterest income recorded during the period divided by the average invested balance, on an annualized basis.

Assets

Cash, Short-term Investments and Securities

Cash and short-term investments were $105.1 million as of March 31, 2015, an increase of $22.8 million, or 27.7%, from $82.3 million at June 30, 2014. The increase is primarily due to the increase in deposits, specifically non-maturity accounts originated through the Bank’s ableBanking division, in order to fund future loan originations.

Available-for-sale securities, consisting of securities issued by government agencies and government-sponsored enterprises, totaled $105.5 million as of March 31, 2015 as compared to $113.9 million as of June 30, 2014, representing a decrease of $8.4 million or 7.4%.  At March 31, 2015, securities with a fair value of $34.2 million were pledged for outstanding borrowings.

Loans

The following represents the composition of the Company’s loan portfolio.

	March 31, 2015
	Community Banking Division	LASG	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$110,177	$137	$110,314	19.05%
Home equity	24,321	—	24,321	4.20%
Commercial real estate: non-owner occupied	50,264	43,861	94,125	16.25%
Commercial real estate: owner occupied	25,841	14,517	40,358	6.97%
Construction	—	—	—	0.00%
Commercial business	12,116	93,899	106,015	18.30%
Consumer	8,377	—	8,377	1.45%
Subtotal	231,096	152,414	383,510	66.21%
Purchased loans:
Residential real estate	—	2,143	2,143	0.37%
Commercial business	—	256	256	0.04%
Commercial real estate: non-owner occupied	—	148,106	148,106	25.57%
Commercial real estate: owner occupied	—	45,178	45,178	7.80%
Subtotal	—	195,683	195,683	33.79%
Total	$231,096	$348,097	$579,193	100.00%

	June 30, 2014
	Community Banking Division	LASG	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$116,660	$312	$116,972	22.66%
Home equity	27,975	—	27,975	5.42%
Commercial real estate: non-owner occupied	46,191	33,969	80,160	15.52%
Commercial real estate: owner occupied	24,519	11,907	36,426	7.05%
Construction	31	—	31	0.01%
Commercial business	10,145	31,373	41,518	8.04%
Consumer	9,884	—	9,884	1.91%
Subtotal	235,405	77,561	312,966	60.61%
Purchased loans:
Residential real estate	—	3,687	3,687	0.71%
Commercial business	—	282	282	0.05%
Commercial real estate: non-owner occupied	—	133,581	133,581	25.87%
Commercial real estate: owner occupied	—	65,900	65,900	12.76%
Subtotal	—	203,450	203,450	39.39%
Total	$235,405	$281,011	$516,416	100.00%

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

The following table details the Company’s nonperforming assets and other credit quality indicators as of March 31, 2015 and June 30, 2014.  Management believes that, based on their carrying amounts, nonperforming assets are well secured based on the estimated fair value of underlying collateral.

	Non-Performing Assets at March 31, 2015
	Community Banking Division	LASG	Total
	(Dollars in thousands)
Loans:
Residential real estate	$3,163	$—	$3,163
Home equity	11	—	11
Commercial real estate	1,201	5,850	7,051
Construction	—	—	—
Commercial business	—		—
Consumer	225		225
Subtotal	4,600	5,850	10,450
Real estate owned and other repossessed collateral	1,831	1,863	3,694
Total	$8,294	$5,850	$14,144

Ratio of nonperforming loans to total loans			1.80%
Ratio of nonperforming assets to total assets			1.70%
Ratio of loans past due to total loans			2.57%
Nonperforming loans that are current			$2,500
Commercial loans risk rated substandard or worse			$6,726
Troubled debt restructurings:
On accrual status			$5,280
On nonaccrual status			$1,783

	Non-Performing Assets at June 30, 2014
	Community Banking Division	LASG	Total
	(Dollars in thousands)
Loans:
Residential real estate	$1,572	$171	$1,743
Home equity	160	—	160
Commercial real estate	1,162	4,116	5,278
Construction	—	—	—
Commercial business	5	—	5
Consumer	139	—	139
Subtotal	3,038	4,287	7,325
Real estate owned and other repossessed collateral	1,991	—	1,991
Total	$5,029	$4,287	$9,316

Ratio of nonperforming loans to total loans			1.42%
Ratio of nonperforming assets to total assets			1.22%
Ratio of loans past due to total loans			1.14%
Nonperforming loans that are current			$651
Commercial loans risk rated substandard or worse			$1,894
Troubled debt restructurings:
On accrual status			$4,057
Nonaccrual status			$2,117

At March 31, 2015, nonperforming assets totaled $14.1 million, or 1.7% of total assets, as compared to $9.3 million, or 1.2% of total assets at June 30, 2014.  The increase in nonperforming assets during the nine months ended March 31, 2014 was mainly due to the addition of one purchased loan relationship.

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

The Company’s allowance for loan losses was $1.7 million as of March 31, 2015, which represents an increase of $374 thousand from $1.4 million as of June 30, 2014.  The increase during the period was principally due to increases in reserves necessary for loans accounted for under ASC 310-30 and due to increased volume of newly originated loans.

The following table details ratios related to the allowance for loan losses for the periods indicated.

	March 31, 2015	June 30, 2014	March 31, 2014
Allowance for loan losses to nonperforming loans	16.66%	18.66%	18.12%
Allowance for loan losses to total loans	0.30%	0.26%	0.26%
Last twelve months of net-charge offs to average loans	0.06%	0.06%	0.09%

While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors.

Other Assets

The cash surrender value of the Company’s bank-owned life insurance (“BOLI”) assets increased $329 thousand, or 2.2% to $15.2 million at March 31, 2015, compared to $14.8 million at June 30, 2014. Increases in cash surrender value are recognized in other income and are not subject to income taxes.  Borrowing on, or surrendering a policy, may subject the Company to income tax expense on the increase in cash surrender value.  For these reasons, management considers BOLI an illiquid asset. BOLI represented 12.4% of the Company’s total risk-based capital at March 31, 2015.

Intangible assets totaled $2.3 million and $2.8 million at March 31, 2015 and June 30, 2014, respectively. The $460 thousand decrease was the result of core deposit intangible asset amortization during the period.

Deposits, Borrowed Funds, Capital Resources and Liquidity

Deposits

The Company’s principal source of funding is its core deposit accounts. At March 31, 2015, non-maturity accounts, and certificates of deposit with balances less than $250 thousand represented 99.7% of total deposits.

Total deposits increased $80.8 million to $655.2 million as of March 31, 2015 from $574.3 million as of June 30, 2014. The increase, which funded growth in the Company’s loan portfolio, was centered mainly in money market accounts attracted through the Bank’s ableBanking division.  The composition of total deposits at March 31, 2015 and June 30, 2014 follows.

	March 31, 2015		June 30, 2014
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Demand deposits	$50,870	7.76%	$50,140	8.73%
NOW accounts	62,645	9.56%	63,648	11.08%
Regular and other savings	35,405	5.40%	34,692	6.04%
Money market deposits	163,004	24.88%	83,901	14.61%
Total non-certificate accounts	311,924	47.61%	232,381	40.46%
Term certificates less than $250 thousand	341,331	52.10%	339,616	59.13%
Term certificates of $250 thousand or more	1,922	0.29%	2,332	0.41%
Total certificate accounts	343,253	52.39%	341,948	59.54%
Total deposits	$655,177	100.00%	$574,329	100.00%

Borrowed Funds

Advances from the FHLB were $30.2 million and $42.8 million at March 31, 2015 and June 30, 2014, respectively; the decrease was due to $12.5 million of maturing advances during the period. At March 31, 2015, the Company had pledged investment securities with a fair value of $21.2 million, as well as certain residential real estate loans, commercial real estate loans, and FHLB deposits free of liens or pledges to secure outstanding advances and available additional borrowing capacity.

Wholesale repurchase agreements were $10.1 million and $10.2 million at March 31, 2015 and June 30, 2014, respectively. At March 31, 2015, the Company had pledged investment securities with a fair value of $13.0 million as collateral for outstanding wholesale repurchase agreements.

Short-term borrowings, consisting of sweep accounts and repurchase agreements, were $2.9 million and $3.0 million as of March 31, 2015 and June 30, 2014, respectively.

Liquidity

The following table is a summary of unused borrowing capacity of the Company at March 31, 2015, in addition to traditional retail deposit products (dollars in thousands).

Brokered time deposits	$207,641	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	81,411	Subject to eligible and qualified collateral
Federal Reserve Discount Window Borrower-in-Custody	1,405	Subject to the pledge of indirect auto loans
Total unused borrowing capacity	290,457
Unencumbered investment securities	71,912
Total sources of liquidity	$362,369

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

At March 31, 2015, the Company had $362.4 million of immediately accessible liquidity, defined as additional cash that could be raised within seven days through collateralized borrowings, brokered deposits or security sales. This position represented 43.5% of total assets.  The Company also had $105.1 million of cash and cash equivalents at March 31, 2015.

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

Capital

The carrying amount and unpaid principal balance of junior subordinated debentures totaled $8.6 million and $16.5 million, respectively, as of March 31, 2015. This debt represents qualifying Tier 1 capital for the Company, up to a maximum of 25% of total Tier 1 capital.  At March 31, 2015, the carrying amounts of the junior subordinated notes, net of the Company’s $496 thousand investment in the affiliated trusts, qualified as Tier 1 capital.

At March 31, 2015, shareholders’ equity was $112.5 million, an increase of $421 thousand, or 0.4% from June 30, 2014. Book value per outstanding common share was $11.46 at March 31, 2015 and $11.05 at June 30, 2014.  Tier 1 capital to total average assets of the Company was 14.96% as of March 31, 2015 and 15.90% at June 30, 2014.

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

Prior to the effectiveness of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the FDIC had adopted a statement of policy regarding the capital adequacy of state-chartered banks and promulgated regulations to implement the system of prompt corrective action established by Section 38 of the Federal Deposit Insurance Act.  Under FDIC regulations, a bank was considered “well capitalized” if it had: (i) a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; (iii) a leverage capital ratio of 5.0% or greater; and (iv) was not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

In 2010, the Basel Committee on Banking Supervision released new capital requirements, known as Basel III, setting forth higher capital requirements, enhanced risk coverage, a global leverage ratio, provisions for counter-cyclical capital, and liquidity standards.  In 2013, the Federal Reserve, along with the other federal banking agencies, issued final rules implementing the Basel III capital standards and establishing the minimum capital requirements for banks and bank holding companies required under the Dodd-Frank Act.  These rules, which became effective for the Company on January 1, 2015, establish a minimum common equity Tier 1 capital ratio requirement of 4.5%, a minimum Tier 1 capital ratio requirement of 6%, a minimum total capital requirement of 8.0% and a minimum leverage ratio requirement of 4%. Additionally, subject to a transition schedule, these rules require that an institution establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases.

A bank holding company, such as the Company, is considered “well capitalized” if the bank holding company (i) has a total risk based capital ratio of at least 10%, (ii) has a Tier 1 risk-based capital ratio of at least 6%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. In addition, the FDIC has amended its prompt corrective action rules to reflect the revisions made by the new capital rules implementing Basel III. Under the FDIC’s revised rules, an FDIC supervised institution is considered “well capitalized” if it (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) a common Tier 1 equity ratio of at least 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

The Company and Bank are considered “well capitalized” under all regulatory definitions.

The Company’s and the Bank’s regulatory capital ratios are set forth below.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Correction
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2015:
Common equity tier 1 capital to risk weighted assets:
Company	120,612	20.90%	25,969	>4.5%	N/A	N/A
Bank	105,270	18.23%	25,985	>4.5%	37,535	>6.5%

Total capital to risk weighted assets:
Company	$122,383	21.21%	$46,160	>8.0%	$ N/A	N/A
Bank	109,071	18.89%	46,192	>8.0%	57,740	>10.0%

Tier 1 capital to risk weighted assets:
Company	120,612	20.90%	23,084	>4.0%	N/A	N/A
Bank	105,270	18.23%	23,098	>4.0%	34,647	>6.0%

Tier 1 capital to average assets:
Company	120,612	14.96%	32,249	>4.0%	N/A	N/A
Bank	105,270	13.08%	32,193	>4.0%	40,241	>5.0%

June 30, 2014:
Total capital to risk weighted assets:
Company	$120,818	23.71%	$40,766	>8.0%	$ N/A	N/A
Bank	103,160	20.12%	41,027	>8.0%	51,284	>10.0%

Tier 1 capital to risk weighted assets:
Company	119,421	23.44%	20,383	>4.0%	N/A	N/A
Bank	99,256	19.35%	20,514	>4.0%	30,771	>6.0%

Tier 1 capital to average assets:
Company	119,421	15.90%	30,049	>4.0%	N/A	N/A
Bank	99,256	13.22%	30,028	>4.0%	37,536	>5.0%

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

See Part I. Item I. “Notes to Unaudited Consolidated Financial Statements — Note 9:  Commitments and Contingencies” for further discussion.

Results of Operations

General

Net income increased by $1.3 million to $1.8 million for the quarter ended March 31, 2015, compared to $437 thousand for the quarter ended March 31, 2014.  Net income increased by $2.8 million to $5.0 million for the nine months ended March 31, 2015, compared to $2.2 million for the nine months ended March 31, 2014.  When compared to the prior year, increases in net income for both the three and nine months ended March 31, 2015 resulted principally from higher transactional interest income from purchased loan payoffs and the positive effect of balance sheet growth.

The following table details the “total return” on purchased loans, which includes transactional interest income of $2.7 million for the quarter ended March 31, 2015, an increase of $2.0 million from the quarter ended March 31, 2014.  Transactional interest income for the nine months ended March 31, 2015 was $7.5 million, an increase of $3.8 million from the nine months ended March 31, 2014 principally due to higher payoffs in the first three quarters of fiscal 2015.

	Total Return on Purchased Loans
	Three Months Ended March 31,
	2015		2014
	Income	Return (1)	Income	Return (1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$4,322	8.41%	$3,880	8.83%
Transactional income:
Gains on loan sales	—	0.00%	349	0.79%
Gain on sale of real estate owned	379	0.74%	56	0.13%
Other noninterest income	—	0.00%	—	0.00%
Accelerated accretion and loan fees	2,292	4.46%	284	0.65%
Total transactional income	2,671	5.20%	689	1.57%
Total	$6,993	13.60%	$4,569	10.39%

	Nine Months Ended March 31,
	2015		2014
	Income	Return (1)	Income	Return (1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$13,195	8.50%	$11,632	8.80%
Transactional income:
Gains on loan sales	190	0.12%	576	0.44%
Gain on sale of real estate owned	419	0.27%	56	0.04%
Other noninterest income	—	0.00%	—	0.00%
Accelerated accretion and loan fees	6,930	4.47%	3,079	2.33%
Total transactional income	7,539	4.86%	3,711	2.81%
Total	$20,734	13.36%	$15,343	11.60%

(1) The total return on purchased loans represents scheduled accretion, accelerated accretion, gains on asset sales, and other noninterest income recorded during the period divided by the average invested balance, on an annualized basis.

Net Interest Income

Three Months Ended March 31, 2015 and 2014

Net interest and dividend income before provision for the three months ended March 31, 2015 and 2014 was $9.1 million and $7.1 million, respectively.  The increase of $2.0 million was largely attributable to growth in the LASG loan portfolio, which earned a yield of 9.4% for the quarter ended March 31, 2015 on an average outstanding balance of $337.6 million.  The following table summarizes interest income and related yields recognized on the Company’s loans for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015			2014
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
	(Dollars in thousands)
Community Banking Division	$232,369	$2,823	4.93%	$249,962	$3,183	5.16%
LASG:
Originated	80,567	1,127	5.67%	59,526	1,020	6.95%
Purchased	208,487	6,614	12.87%	177,559	4,164	9.51%
Secured Loans to Broker-Dealers	48,551	55	0.46%	24,000	36	0.61%
Total LASG	337,605	7,796	9.37%	261,085	5,220	8.11%
Total	$569,974	$10,619	7.56%	$511,047	$8,403	6.67%

In the quarter ended March 31, 2015, net interest income was negatively affected by a lower level of noncash accretion of fair value adjustments resulting from the 2010 merger than in the quarter ended March 31, 2014.  The effect of such accretion will continue to diminish as financial instruments held at the merger mature or prepay.  The following table summarizes the effects of such accretion.

	Three Months Ended March 31,
	2015			2014
	Average	Income	Effect on	Average	Income	Effect on
	Balance	(Expense)	Yield / Rate	Balance	(Expense)	Yield / Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$107,010	$—	0.00%	$114,925	$—	0.00%
Loans	569,974	47	0.03%	511,047	53	0.04%
Other interest-earning assets	94,824	—	0.00%	81,227	—	0.00%
Total interest-earning assets	$771,808	$47	0.02%	$707,199	$53	0.03%

Interest-bearing liabilities:
Interest-bearing deposits	578,577	40	0.03%	508,917	74	0.06%
Short-term borrowings	2,356	—	0.00%	2,192	—	0.00%
Borrowed funds	43,718	67	0.62%	59,399	104	0.71%
Junior subordinated debentures	8,553	—	0.00%	8,374	—	0.00%
Total interest-bearing liabilities	$633,204	$107	0.07%	$578,882	$178	0.12%

Total effect of noncash accretion on:
Net interest income		$154			$231
Net interest margin		0.08%			0.13%

The Company’s interest rate spread and net interest margin increased by 70 basis points and 71 basis points, respectively, for the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014.  These increases were principally the result of the aforementioned increase in loan volume and average yield. The following sets forth the average balance sheets, interest income and interest expense, and average yields and costs for the three months ended March 31, 2015 and 2014.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED AVERAGE BALANCE SHEETS AND ANNUALIZED YIELDS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2015			2014
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning assets:
Investment securities (1)	$107,010	$222	0.84%	$114,925	$253	0.89%
Loans (2) (3)	569,974	10,619	7.56%	511,047	8,403	6.67%
Regulatory stock	4,102	18	1.78%	5,721	16	1.13%
Short-term investments (4)	90,722	54	0.24%	75,506	45	0.24%
Total interest-earning assets	771,808	10,913	5.73%	707,199	8,717	5.00%
Cash and due from banks	2,919			2,833
Other non-interest earning assets	33,069			37,366
Total assets	$807,796			$747,398

Liabilities & Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$62,317	$39	0.25%	$61,028	$40	0.27%
Money market accounts	153,487	300	0.79%	87,352	112	0.52%
Savings accounts	34,140	11	0.13%	35,032	12	0.14%
Time deposits	328,633	921	1.14%	325,505	858	1.07%
Total interest-bearing deposits	578,577	1,271	0.89%	508,917	1,022	0.81%
Short-term borrowings	2,356	5	0.86%	2,192	6	1.11%
Borrowed funds	43,718	346	3.21%	59,399	437	2.98%
Junior subordinated debentures	8,553	171	8.11%	8,374	140	6.78%
Total interest-bearing liabilities	633,204	1,793	1.15%	578,882	1,605	1.12%

Non-interest bearing liabilities:
Demand deposits and escrow accounts	54,647			48,361
Other liabilities	8,516			5,920
Total liabilities	696,367			633,163
Stockholders’ equity	111,429			114,235
Total liabilities and stockholders’ equity	$807,796			$747,398

Net interest income		$9,120			$7,112

Interest rate spread			4.58%			3.88%
Net interest margin (5)			4.79%			4.08%

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

	Three Months Ended March 31, 2015 compared to 2014
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investment securities	$(16)	$(15)	$(31)
Loans	1,029	1,187	2,216
Regulatory stock	(6)	8	2
Short-term investments	9	—	9
Total interest-earning assets	1,016	1,180	2,196

Interest-bearing liabilities:
Interest-bearing deposits	115	134	249
Short-term borrowings	—	(1)	(1)
Borrowed funds	(122)	31	(91)
Junior subordinated debentures	3	28	31
Total interest-bearing liabilities	(4)	192	188
Total change in net interest income	$1,020	$988	$2,008

Nine Months Ended March 31, 2015 and 2014

Net interest and dividend income before provision for the nine months ended March 31, 2015 and 2014 was $28.0 million and $23.2 million, respectively.  The increase of $4.8 million was largely attributable to growth in the LASG loan portfolio, which earned a yield of 10.1% for the nine ended March 31, 2015 on an average outstanding balance of $312.1 million.  The following table summarizes interest income and related yields recognized on the Company’s loans for the nine months ended March 31, 2015 and 2014.

	Nine Months Ended March 31,
	2015			2014
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
	(Dollars in thousands)
Community Banking Division	$236,584	$8,782	4.94%	$246,539	$9,809	5.30%
LASG:
Originated	66,314	3,441	6.91%	45,379	2,527	7.42%
Purchased	206,747	20,215	12.97%	175,383	14,711	11.17%
Secured Loans to Broker-Dealers	39,054	139	0.47%	20,890	95	0.61%
Total LASG	312,115	23,705	10.12%	241,652	17,333	9.55%
Total	$548,699	$32,487	7.89%	$488,191	$27,142	7.41%

In the nine months ended March 31, 2015, net interest income was negatively affected by a lower level of noncash accretion of fair value adjustments resulting from the 2010 merger than in the nine months ended March 31, 2014.  The effect of such accretion will continue to diminish as financial instruments held at the merger mature or prepay.  The following table summarizes the effects of such accretion.

	Nine Months Ended March 31,
	2015			2014
	Average	Income	Effect on	Average	Income	Effect on
	Balance	(Expense)	Yield / Rate	Balance	(Expense)	Yield / Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$109,605	$—	0.00%	$117,053	$—	0.00%
Loans	548,699	174	0.06%	488,191	136	0.04%
Other interest-earning assets	96,886	—	0.00%	83,055	—	0.00%
Total interest-earning assets	$755,190	$174	0.05%	$688,299	$136	0.03%

Interest-bearing liabilities:
Interest-bearing deposits	558,061	159	0.06%	486,707	489	0.13%
Short-term borrowings	2,852	—	0.00%	2,290	—	0.00%
Borrowed funds	47,455	230	0.96%	59,778	319	0.71%
Junior subordinated debentures	8,507	—	0.00%	8,331	—	0.00%
Total interest-bearing liabilities	$616,875	$389	0.13%	$557,106	$808	0.19%

Total effect of noncash accretion on:
Net interest income		$563			$944
Net interest margin		0.10%			0.18%

The Company’s interest rate spread and net interest margin increased by 45 basis points and 44 basis points, respectively, for the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014.  These increases were principally the result of the aforementioned increase in loan volume and average yield.  The following sets forth the average balance sheets, interest income and interest expense, and average yields and costs for the nine months ended March 31, 2015 and 2014.

	Nine Months Ended March 31,
	2015			2014
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Investment securities	$109,605	$697	0.85%	$117,053	$797	0.91%
Loans (1) (2)	548,699	32,487	7.89%	488,191	27,142	7.41%
Regulatory stock	4,102	49	1.59%	5,721	68	1.58%
Short-term investments (3)	92,784	169	0.24%	77,334	140	0.24%
Total interest-earning assets	755,190	33,402	5.89%	688,299	28,147	5.45%
Cash and due from banks	2,755			2,975
Other non-interest earning assets	33,241			35,855
Total assets	$791,186			$727,129

Liabilities & Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$62,731	$121	0.26%	$59,703	$120	0.27%
Money market accounts	122,165	665	0.73%	86,421	338	0.52%
Savings accounts	34,049	34	0.13%	34,160	35	0.14%
Time deposits	339,116	2,861	1.12%	306,423	2,555	1.11%
Total interest-bearing deposits	558,061	3,681	0.88%	486,707	3,048	0.83%
Short-term borrowings	2,852	21	0.98%	2,290	17	0.99%
Borrowed funds	47,455	1,117	3.14%	59,778	1,323	2.95%
Junior subordinated debentures	8,507	566	8.86%	8,331	525	8.39%
Total interest-bearing liabilities	616,875	5,385	1.16%	557,106	4,913	1.17%

Non-interest bearing liabilities:
Demand deposits and escrow accounts	54,339			50,662
Other liabilities	7,644			5,718
Total liabilities	678,858			613,486
Stockholders’ equity	112,328			113,643
Total liabilities and stockholders’ equity	$791,186			$727,129

Net interest income		$28,017			$23,234

Interest rate spread			4.73%			4.28%
Net interest margin (4)			4.94%			4.50%

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

	Nine Months Ended March 31, 2015 compared to 2014
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investment securities	$(49)	$(51)	$(100)
Loans	3,508	1,837	5,345
Regulatory stock	(19)	—	(19)
Short-term investments	28	1	29
Total interest-earning assets	3,468	1,787	5,255

Interest-bearing liabilities:
Interest-bearing deposits	461	172	633
Short-term borrowings	4	—	4
Borrowed funds	(286)	80	(206)
Junior subordinated debentures	11	30	41
Total interest-bearing liabilities	190	282	472
Total change in net interest income	$3,278	$1,505	$4,783

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

Three Months Ended March 31, 2015 and 2014

The provision for loan losses for the quarter ended March 31, 2015 and 2014 was $44 thousand and $180 thousand, respectively.  The decrease in the Company’s loan loss provision resulted principally from favorable trends in collateral values in the impaired loan portfolio.

Nine Months Ended March 31, 2015 and 2014

The provision for loan losses for the nine months ended March 31, 2015 and 2014 was $477 thousand and $407 thousand, respectively.  The increase is principally due to increases in reserves necessary for loans accounted for under ASC 310-30 and due to increased volume of newly originated loans.

Noninterest Income

Three Months Ended March 31, 2015 and 2014

Noninterest income increased by $246 thousand for the current quarter, compared to the quarter ended March 31, 2014, principally due to the following:

•                  An increase of $192 thousand in gains recognized on Real Estate Owned/Other Assets Acquired (“REO/OAA”);

•                  An increase of $90 thousand in gains realized on sale of loans held for sale in the secondary market, due principally to an increase in purchase-related mortgage loan activity in the current period;

•                  An increase of $52 thousand in gains realized on sale of portfolio loans. The recent quarter includes gains realized on sale of SBA loans of $425 thousand, compared to zero in the quarter ended March 31, 2014; and

•                  A decrease of $82 thousand in fees and other services to customers, primarily due to a decrease in servicing rights related to loans paid off or sold.

Nine Months Ended March 31, 2015 and 2014

Noninterest income increased by $646 thousand for the nine months ended March 31, 2015, compared to the nine months ended March 31, 2014, principally due to the following:

•                  An increase of $253 thousand in gains recognized on Real Estate Owned/Other Assets Acquired (“REO/OAA”);

•                  An increase of $239 thousand in gains realized on sale of loans held for sale in the secondary market, due principally to an increase in purchase-related mortgage loan activity in the current period; and

•                  An increase of $347 thousand in gains realized on sale of portfolio loans. The recent period includes gains realized on sale of SBA loans of $950 thousand, compared to zero in the period ended March 31, 2014.

Noninterest Expense

Three Months Ended March 31, 2015 and 2014

Noninterest expense increased by $369 thousand for the current quarter, compared to the quarter ended March 31, 2014, principally due to the following:

•                  An increase of $557 thousand in salaries and employee benefits, principally due to increased employee head count; and

•                  A decrease of $172 thousand in occupancy and equipment expense, the result of a reduction in software maintenance and depreciation expense following the conversion of the Bank’s core systems platform to an outsourced model in May 2014. The decrease in equipment expense was offset in part by higher data processing fees, which increased by $104 thousand.

Nine Months Ended March 31, 2015 and 2014

Noninterest expense increased by $850 thousand for the nine months ended March 31, 2015, compared to the nine months ended March 31, 2014, principally due to the following:

•                  An increase of $962 thousand in salaries and employee benefits, principally due to increased employee head count, as well as higher employee benefits and stock-based compensation;

•                  A decrease of $413 thousand in occupancy and equipment expense, the result of a reduction in software maintenance and depreciation expense following the conversion of the Bank’s core systems platform to an outsourced model in May 2014. The decrease in equipment expense was offset in part by higher data processing fees, which increased by $259 thousand; and

•                  A $250 thousand insurance recovery that was recognized in the quarter ended September 30, 2013, with no similar recovery in the nine months ended March 31, 2015.

Income Taxes

Three Months Ended March 31, 2015 and 2014

The Company’s effective tax rate for the quarter ended March 31, 2015 was 36.2%, compared to 39.6% for the quarter ended March 31, 2014. The decrease in the quarter was primarily due to fluctuations in projected pre-tax income and permanent book to tax differences for the prior fiscal year.

Nine Months Ended March 31, 2015 and 2014

The Company’s income tax expense was $2.8 million or an effective rate of 36.1%, for the nine months ended March 31, 2015, as compared to $1.1 million, or an effective rate of 34.1%, for the nine months ended March 31, 2014.  The increased effective rate in nine months ended March 31, 2015 resulted principally from a change in estimated state tax apportionment.

Results of Operations — Discontinued Operations

The Company concluded all investment brokerage activities in the second quarter of fiscal 2014.  Accordingly, operations associated with these activities have been classified as discontinued operations.

The Company reported no net loss from discontinued operations in the quarters ended March 31, 2015 and 2014.

The Company reported no discontinued operations for the nine months ended March 31, 2015, compared to a net loss from discontinued operations of $8 thousand for the nine months ended March 31, 2014 due to the discontinuance of brokerage activities in November 2013.

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

Based on this evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2015.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2015 that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.                                 Legal Proceedings

None.

Item 1A.                        Risk Factors

Not required for smaller reporting companies.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On April 23, 2014, the Company announced that its Board of Directors authorized the Company to purchase up to 870,000 shares of its common stock, representing 8.3% of the Company’s outstanding common shares and approximately $8.4 million based on the Company’s closing stock price on April 22, 2014.  As of March 31, 2015, 771,136 shares had been repurchased under this plan at a weighted average price of $9.36.

On April 30, 2015, The Board of Directors voted to amend the existing stock repurchase program to authorize the Company to purchase an additional 500,000 shares of its common stock, representing 5.1% of the Company’s outstanding common shares or approximately $4.7 million based on the Company’s closing price on April 29, 2015. On that date, 86,664 shares remained available for repurchase under the program, prior to the 500,000 share increase in the repurchase plan. The amended stock repurchase program will expire on April 30, 2017.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended March 31, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Per share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
Jan. 1 – Jan. 31	10,150	9.30	750,036	119,964
Feb. 1 – Feb. 28	11,500	9.28	761,536	108,464
March 1 - March 31	9,600	9.32	771,136	98,864

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
101

The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2015 and June 30, 2014; (ii) Consolidated Statements of Income for the three and nine months ended March 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2015 and 2014; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended March 31, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the nine months ended March 31, 2015 and 2014; and (v) Notes to Unaudited Consolidated Financial Statements. *

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2015		NORTHEAST BANCORP
	By:	/s/ Richard Wayne
Richard Wayne
President and CEO

	By:	/s/ Brian Shaughnessy
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
101

The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2015 and June 30, 2014; (ii) Consolidated Statements of Income for the three and nine months ended March 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2015 and 2014; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended March 31, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the nine months ended March 31, 2015 and 2014; and (v) Notes to Unaudited Consolidated Financial Statements. *

*   Filed herewith

** Furnished herewith