Form 10-K
period 2015-06-30
NORTHEAST BANCORP /ME/
filed 2015-09-30
CIK 811831

Use these links to rapidly review the document

PART IV

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates, computed by reference to the last reported sales price of the registrant's voting common stock on the NASDAQ Global Market on December 31, 2014 was approximately $65,212,768.

          As of September 18, 2015, the registrant had outstanding 8,523,666 shares of voting common stock, $1.00 par value per share, and 1,012,717 shares of non-voting common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's proxy statement for the 2015 Annual Meeting of Shareholders to be held on November 20, 2015 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The registrant intends to file such proxy statement with the Securities and Exchange Commission no later than 120 days after the end of its fiscal year ended June 30, 2015.

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

        Such forward-looking statements reflect our current views and expectations based largely on information currently available to our management, and on our current expectations, assumptions, plans, estimates, judgments, and projections about our business and our industry, and they involve inherent risks and uncertainties. Although the Company believes that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, the Company cannot give you any assurance that our expectations will in fact occur or that our estimates or assumptions will be correct. The Company cautions you that actual results could differ materially from those expressed or implied by such forward-looking statements as a result of, among other factors, the factors referenced in this report under Item 1A. "Risk Factors"; changes in interest rates; competitive pressures from other financial institutions; the effects of a deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers' ability to service and repay our loans; changes in loan defaults and charge-off rates; changes in the value of securities and other assets, adequacy of loan loss reserves, or deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; the risk that we may not be successful in the implementation of our business strategy; the risk that intangibles recorded in the Company's financial statements will become impaired; and changes in assumptions used in making such forward-looking statements. These forward-looking statements speak only as of the date of this report and the Company does not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

        As of June 30, 2015, the Company, on a consolidated basis, had total assets of $850.8 million, total deposits of $674.8 million, and stockholders' equity of $112.8 million. The Company gathers retail deposits through the Community Banking Division's ten full-service branches in Maine and through its online deposit program, ableBanking; originates loans through its Community Banking Division; purchases and originates commercial loans on a nationwide basis through its Loan Acquisition and Servicing Group ("LASG"); and originates Small Business Administration ("SBA") loans on a nationwide basis through the Small Business Administration National group ("SBA National").

        Unless the context otherwise requires, references herein to the Company include the Company and its subsidiary on a consolidated basis.

Strategy

        The Company's goal is to prudently grow its franchise, while maintaining sound operations and risk management, by implementing the following strategies:

        Measured growth of our national commercial loan portfolio.    The Company purchases performing commercial real estate loans, on a nationwide basis, typically at a discount from their outstanding principal balances, producing yields higher than those normally achieved on our originated loan portfolio. These loans are purchased from a variety of sources, including banks, insurance companies, investment funds and government agencies, either directly or indirectly through a broker. We also originate commercial real estate and commercial business loans on a nationwide basis, including loans partially guaranteed by the SBA.

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

Market Area and Competition

        Northeast Bancorp is the holding company for Northeast Bank, a full-service bank headquartered in Lewiston, Maine. We offer traditional banking services through the Community Banking Division, which operates ten full-service branches that serve customers located in western and central Maine. From our Maine and Boston locations, we also lend throughout the New England area. The LASG purchases and originates commercial loans on a nationwide basis. SBA National originates SBA loans on a nationwide basis for the Bank's portfolio, and sells the guaranteed portion on certain loans originated. ableBanking, a division of Northeast Bank, offers savings products to consumers online.

        The Community Banking Division's market area covers the six New England states, with the majority of its activities centered in the western and central regions of the State of Maine. We encounter significant competition in the Community Banking Division market area in originating loans, attracting deposits, and selling other customer products and services. Our competitors include savings banks, commercial banks, credit unions, mutual funds, insurance companies, brokerage and investment banking companies, finance companies, and other financial intermediaries. Many of our primary competitors there have substantially greater resources, larger established customer bases, higher lending limits, extensive branch networks, numerous ATMs and greater advertising and marketing budgets. They may also offer services that we do not currently provide.

        The LASG has a nationwide scope in its loan purchasing, origination, and servicing activities. It competes with regional banks, national private equity funds, and community banks in its bid to acquire performing commercial loans. SBA National has a national scope in its SBA loan origination activities, and competes with regional banks and community banks in its bid to originate loans. ableBanking also has nationwide scope in its deposit gathering activities and competes with banks and credit unions, as well as other, larger, online direct banks having a national reach.

Lending Activities

General

        We conduct our loan-related activities through three primary channels: the Community Banking Division, the LASG, and SBA National. The Community Banking Division originates loans directly to consumers and businesses located in its market area. The LASG purchases primarily performing commercial real estate loans, on a nationwide basis, typically at a discount from their outstanding principal balances, producing yields higher than those normally achieved on the Company's originated loan portfolio. The LASG also originates commercial real estate and commercial business loans on a nationwide basis. Pursuant to commitments made to the Federal Reserve in connection with the merger, the Company is required to limit purchased loans to 40% of total loans. At June 30, 2015, the Company's ratio of purchased loans to total loans, including loans held for sale, was 32.6%. SBA National originates loans to small businesses, primarily through the SBA 7(a) program, which provides the partial guarantee of the SBA. At June 30, 2015, of our total loan portfolio of $612.1 million, $220.2 million, or 36.0%, was originated by the Community Banking Division, $380.9 million, or 62.2%, was purchased or originated by the LASG and $11.0 million, or 1.8%, was originated by SBA National, excluding loans held for sale.

        The following table sets forth certain information concerning our portfolio loan purchases and originations for the periods indicated:

	Year Ended June 30,
	2015	2014
	(Dollars in thousands)
Loans, including loans held for sale, beginning of year	$528,361	$443,970
Additions:
LASG Purchases and Originations:
Originations	130,502	61,665
Purchases	82,654	79,823

Subtotal	213,156	141,488
SBA National Originations:
Originations	34,544	4,613
Community Bank Originations:
Residential mortgages held for sale	97,438	91,366
Residential mortgage held to maturity	7,857	45,525
Home equity	1,024	1,498
Commercial real estate	13,580	1,854
Commercial business	6,317	1,256
Consumer	211	191

Subtotal	126,427	141,690

Total originations and purchases	374,127	287,791

Reductions:
Sales of residential loans held for sale	(106,045)	(88,015)
Sales of portfolio loans	(22,351)	(8,779)
Charge-offs	(238)	(405)
Pay-downs and amortization, net	(152,682)	(106,201)

Total reductions	(281,316)	(203,400)

Loans, including loans held for sale, end of year	$621,172	$528,361

Annual percentage increase in loans	17.57%	19.01%

        We individually underwrite the loans that we originate and all loans that we purchase. Our loan underwriting policies are reviewed and approved annually by our board of directors. Each loan, regardless of whether it is originated or purchased, must meet underwriting criteria set forth in our lending policies and the requirements of applicable federal and state regulators. We typically retain servicing rights for all loans that we originate or purchase, except for residential loans that we originate and sell servicing released in the secondary market.

Community Bank Originations

        Originated Loan Portfolio.    Our Community Bank originated loan portfolio consists primarily of loans to consumers and businesses in the Community Banking Division's market area.

  •
  Residential Mortgage Loans.  We originate residential mortgage loans secured by one- to four-family properties throughout Maine, southern New Hampshire, and Massachusetts. Such loans may be originated for sale in the secondary market or to be held on the Bank's balance sheet. We also offer home equity loans and home equity lines of credit, which are secured by first or second mortgages on one- to four-family owner-occupied properties and which are held on our balance sheet. At June 30, 2015, portfolio residential loans totaled $130.5 million, or 21.3% of total loans. Of the residential loans we held for investment at June 30, 2015, approximately 51.0% were adjustable rate. Included in residential loans are home equity lines of credit and other second mortgage loans aggregating approximately $24.3 million.

  •
  Commercial Real Estate Loans.  We originate multi-family and other commercial real estate loans secured by property located primarily in the Community Banking Division's market area. At June 30, 2015, commercial real estate loans outstanding were $70.6 million, or 11.5% of total loans. Although the largest commercial real estate loan originated by the Community Banking Division had a principal balance of $3.2 million at June 30, 2015, the majority of the commercial real estate loans originated by the Community Banking Division had principal balances less than $500 thousand.

  •
  Commercial Business Loans.  We originate commercial business loans, including term loans, lines of credit and equipment and receivables financing to businesses located primarily in the Community Banking Division's market area. At June 30, 2015, commercial business loans outstanding were $11.9 million, or 1.9% of total loans. At June 30, 2015, there were 122 commercial business loans outstanding with an average principal balance of $97 thousand. The largest of these commercial business loans had a principal balance of $2.7 million at June 30, 2015.

  •
  Consumer Loans.  We originate, on a direct basis, automobile, boat and recreational vehicle loans. At June 30, 2015, consumer loans outstanding were $7.7 million, or 1.3% of total loans.

        Underwriting of Originated Loans.    Most residential loans, including those held for investment, are originated in accordance with the standards of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the Federal Housing Authority, or other third party correspondent lenders. Our underwriting and approval process for all other loans originated by the Community Banking Division is as follows:

  •
  Most of our Community Bank originated loans are sourced through relationships between loan officers and their third party referral sources or current or previous customers.

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

  •
  Loans of $500 thousand or more (determined on a relationship basis) require approval from the Community Banking Division Credit Committee, which is comprised of senior managers of the Bank. Loans of less than $500 thousand (determined on a relationship basis) require approval from two officers with appropriate lending authority.

SBA National

        General.    SBA National, launched in November 2014, originates loans to small businesses nationwide, most often through the SBA's 7(a) program, which provides a partial government guarantee. Our loans are typically secured by liens on business assets and mortgages on commercial properties, as well as the SBA guarantees. We seek to build a loan portfolio that is diverse with respect to geography, loan type and collateral type.

        The following table summarizes the SBA National loan portfolio as of June 30, 2015.

SBA National
(Dollars in thousands)
Non-owner occupied commercial real estate	$3,865
Owner occupied commercial real estate	4,461
Commercial business	2,637
1 - 4 family residential	—

Total	$10,963

        The Company's SBA loan portfolio includes owner and non-owner occupied loans as defined under regulatory call report instructions. The regulatory call report instructions primarily consider the primary source of repayment on the loan for this determination. However, these loans meet the SBA requirements to be considered owner occupied as the owner or controlling entity are actively involved in the daily operations of the underlying core business.

        In addition to the loans held in the SBA National loan portfolio, as of June 30, 2015, $1.9 million in the loans held for sale portfolio were attributable to SBA National, which relates to the guaranteed portion of the SBA National loans we expect to sell in the secondary market.

        Secondary Market for SBA Guarantees.    We typically sell the SBA-guaranteed portion of our variable-rate originations (generally 75% of the principal balance) at a premium in the secondary market. We generally retain a 25% unguaranteed interest and the accompanying servicing rights to the entire loan. We hold most fixed-rate SBA loan originations in portfolio.

        Competition for SBA Loans.    SBA National competes primarily with community banks and regional banks nationwide. Capitalizing on our LASG origination loan infrastructure, SBA National is in a position to review and act quickly on a variety of lending opportunities. Risk management, approvals, underwriting and other due diligence for these loans is similar to that for the LASG loans. We believe that SBA National has an advantage in originating commercial loans because of its ability to utilize in-house staff to quickly and accurately screen loan opportunities and accelerate the underwriting process.

        Underwriting of SBA National Loans.    Our loan policies and procedures establish guidelines governing our SBA lending program. Generally, these guidelines address the types of loans that we seek, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. Our policies are reviewed and approved at least annually by our board of directors. We supplement our own supervision of the loan underwriting and approval process with periodic loan audits by internal personnel and outside professionals experienced in loan review.

        Loan Servicing.    We conduct all loan servicing for SBA National loans with an in-house team of experienced asset managers who actively manage the loan portfolio. Asset managers initiate and maintain regular borrower contact, and ensure that the loan credit analysis is accurate. Collateral valuations, property inspections, and other collateral characteristics are updated periodically as a result of our ongoing in-house real estate analysis. All asset management activity and analysis is contained within a central database.

LASG Purchases and Originations

        General.    The LASG purchases and originates commercial loans secured by income-producing collateral, and on a nationwide basis. Although the Bank's legal lending limit was $22.3 million at

June 30, 2015, our credit policy currently requires prior Board approval for the purchase or origination of a loan with an initial investment greater than 10% of the Company's Tier 1 capital, determined on a relationship basis. We focus primarily on loans with balances between $1.0 million and $5.0 million. Purchased loans are sourced on a nationwide basis from banks, insurance companies, investment funds and government agencies, either directly or indirectly through advisors. We seek to build a loan portfolio that is diverse with respect to geography, loan type and collateral type. Of the loans originated or purchased by the LASG that were outstanding as of June 30, 2015, $269.8 million, or 70.8%, consisted of commercial real estate loans. The following table summarizes the LASG loan portfolio as of June 30, 2015.

	Purchased	Originated	Total
	(Dollars in thousands)
Non-owner occupied commercial real estate	$128,182	$53,051	$181,233
Owner occupied commercial real estate	72,069	16,507	88,576
Commercial business	273	108,577	108,850
1 - 4 family residential	2,068	137	2,205

Total	$202,592	$178,272	$380,864

        Since the inception of the LASG through June 30, 2015, we have purchased loans for an aggregate investment of $386.3 million, of which $82.7 million was purchased during fiscal 2015. We have also originated loans totaling $235.3 million, of which $130.5 million was originated in fiscal 2015. As of June 30, 2015, the unpaid principal balance of loans purchased or originated by the LASG ranged from $1 thousand to $12.0 million, with an average balance of $892 thousand. Included in the balance are non-real estate secured loans to broker-dealers, which have balances of $12.0 million each. The real estate loans were secured principally by retail, industrial, mixed use, multi-family and office properties in 36 states.

        The following table shows the LASG loan portfolio stratified by book value as of June 30, 2015.

Range	Amount	Percent of Total
	(Dollars in thousands)
$0 - $500	$54,930	14.42%
$500 - $1,000	48,480	12.73%
$1,000 - $2,000	69,332	18.20%
$2,000 - $3,000	56,659	14.88%
$3,000 - $4,000	24,857	6.53%
Greater than $4,000	126,606	33.24%

	$380,864	100.00%

        The following tables show the LASG loan portfolio by location and type of collateral as of June 30, 2015.

Collateral Type	Amount	Percent of Total	State	Amount	Percent of Total
	(Dollars in thousands)			(Dollars in thousands)
Multifamily	$57,752	15.16%	CA	$66,972	17.58%
Office	44,125	11.59%	NY	66,722	17.52%
Hospitality	50,893	13.36%	NJ	25,060	6.58%
Retail	54,121	14.21%	FL	10,509	2.76%
Industrial	34,225	8.99%	GA	9,065	2.38%
Mixed use	20,758	5.45%	IL	17,348	4.55%
Securities	71,630	18.81%	TX	10,107	2.65%
Other real estate	15,281	4.01%	Non-real estate	92,773	24.36%
All other	32,079	8.42%	All other	82,308	21.61%

	$380,864	100.00%		$380,864	100.00%

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

        At June 30, 2015, purchased loans had an unpaid principal balance of $239.9 million and a book value of $202.6 million, representing discount across the portfolio of 15.5%.

        The following table shows the purchased loan portfolio as of June 30, 2015 by original purchase price percentage.

Initial Investment as a % of Unpaid Principal Balance	Amount	Percent of Total
	(Dollars in thousands)
0% - 60%	$4,558	2.25%
60% - 70%	5,102	2.52%
70% - 80%	30,282	14.95%
80% - 90%	68,698	33.91%
90% - 100%	93,952	46.37%

	$202,592	100.00%

        Secondary Market for Commercial Loans.    Commercial whole loans are typically sold either directly by sellers or through loan sale advisors. Because a central database for commercial whole loans does not exist, we attempt to compile our own statistics by both polling major loan sale advisors to obtain their aggregate trading volume and tracking the deal flow that we see directly via a proprietary database. This data reflects only a portion of the total market, as commercial whole loans that are sold in private direct sales or through other loan sale advisors are not included in our surveys. In recent years, the ratio of performing loans to total loans in the market has increased, in part, because, we believe, sellers have worked through their most troubled, non-performing loans or are looking to minimize the discount they would receive in a secondary market transaction. While the recent economic crisis has led to a high level of trading volume, we also expect the market to remain active in times of economic prosperity, as sellers tend to have additional reserve capacity to sell their unwanted assets. Furthermore, we believe that the continued consolidation of the banking industry will create secondary market activity as acquirers often sell non-strategic borrowing relationships or assets that create excess loan concentrations.

        Underwriting of Purchased Loans.    We review many loan purchase opportunities and commence underwriting on a relatively small percentage of them. During fiscal 2015, we reviewed approximately 128 transactions representing loans with $1.2 billion in unpaid principal balance. Of those transactions that we reviewed, we placed bids in 40 transactions representing loans with $161.5 million in unpaid principal balance. Ultimately, we closed 22 transactions in which we acquired $93.7 million in unpaid principal balance for an aggregate purchase price of $82.7 million, or 88.2% of the unpaid principal balance.

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

        Loan Pricing.    In determining the amount that we are willing to bid to acquire individual loans or loan pools, the LASG considers the following:

  •
  Collateral securing the loan;

  •
  Geographic location;

  •
  Financial resources of the borrower or guarantors, if any;

  •
  Recourse nature of the loan;

  •
  Age and performance of the loan;

  •
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

        Approvals.    All loan purchases must be approved by the LASG Credit Committee. This committee is comprised of members of the executive management team and senior management from the LASG. Our credit policy currently requires prior Board approval for the purchase of a loan with an initial investment greater than 10% of the Company's Tier 1 capital, determined on a relationship basis.

        Competition for Purchased Loans.    The LASG competes primarily with community banks, regional banks and private equity funds operating nationwide. We believe that we often have a competitive advantage in bidding against private equity funds on performing loans because those funds generally have higher funding costs and, therefore, higher expectations for return on investment than we do. Furthermore, private equity funds typically do not compete for small balance commercial loans and typically pursue larger, bulk transactions.

        Due to improving credit quality over the past several years and the continued low interest rate environment, the supply of loans available for purchase has declined, competition has increased, and spreads have tightened. Despite these trends, we believe that we continue to have a competitive advantage in bidding against other banks because we have a specialized group with experience in purchasing commercial real estate loans. Additionally, most banks we compete against are community banks looking to acquire loans in their market; these banks usually have specific criteria for their acquisition activities and do not pursue pools with collateral or geographic diversity.

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

Deposits

        We offer a full line of deposit products to customers in western and south-central Maine through our ten-branch network. Our deposit products consist of demand deposit, NOW, money market, savings and certificate of deposit accounts. Our customers access their funds through ATMs, MasterCard® Debit Cards, Automated Clearing House funds (electronic transfers) and checks. We also offer telephone banking, online banking and bill payment, mobile banking and remote deposit capture services. Interest rates on our deposits are based upon factors that include prevailing loan demand, deposit maturities, alternative costs of funds, interest rates offered by competing financial institutions and other financial service firms, and general economic conditions. At June 30, 2015, we had core deposits of $674.2 million, representing 99.9% of total deposits. We define core deposits as non-maturity deposits and non-brokered insured time deposits.

        Our online deposit program, ableBanking, provides an additional channel through which to obtain core deposits to support our growth. ableBanking, which was launched in late fiscal 2012 as a division of Northeast Bank, had $149.2 million in money market and time deposits as of June 30, 2015. We also use deposit listing services to gather deposits from time to time, in support of our liquidity and asset/liability management objectives. At June 30, 2015, listing service deposits totaled $169.6 million, bearing a weighted average term of 1.49 years.

Borrowings

        While we currently consider core deposits (defined as non-maturity deposits and non-brokered insured time deposits) as our primary source of funding to support asset growth, advances from the FHLB and other sources of wholesale funding remain an important part of our liquidity contingency planning. Northeast Bank may borrow up to 50.0% of its total assets from the FHLB, and borrowings are typically collateralized by mortgage loans and securities pledged to the FHLB. At June 30, 2015, we had $45.7 million of available borrowing capacity based on collateral. Northeast Bank can also borrow from the Federal Reserve Bank of Boston, with any such borrowing collateralized by consumer loans pledged to the Federal Reserve.

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

Recent Technology and Operational Enhancements

        Over the past few years, we have made investments in technology and customer service to develop the infrastructure to support the LASG, SBA National Group, ableBanking, and the Community Banking Division. In fiscal 2014, we successfully converted the Bank's core banking system from an "in-house" platform to a service-bureau solution offering enhanced features and capabilities. We expect that future investments in technology, customer service and operational support functions will generally be proportionate to our growth.

Employees

        As of June 30, 2015, the Company employed 174 full-time and 17 part-time employees. The Company's employees are not represented by any collective bargaining unit. The Company believes that its relations with its employees are good.

Other Subsidiaries

        At June 30, 2015, the Bank had four wholly-owned non-bank subsidiaries:

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

        The Company's wholly-owned subsidiary, ASI Data Services, Inc. ("ASI"), is an inactive corporate subsidiary. ASI initially provided data processing services to the Company and its subsidiaries. The Company's board transferred the assets and operations of ASI to the Bank in 1996.

Supervision and Regulation

General

        As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), the Company is subject to regulation and supervision by the Federal Reserve. As a Federal Deposit Insurance Corporation ("FDIC") insured Maine-chartered bank, the Bank is subject to regulation and supervision by the Maine Bureau of Financial Institutions (the "Bureau") and the FDIC. This regulatory framework is intended to protect depositors, the federal deposit insurance fund, consumers and the banking system as a whole, and not necessarily investors in the Company. The following discussion is qualified in its entirety by reference to the full text of the statutes, regulations, policies and guidelines described below.

Bank Holding Company Regulation

        Unless a bank holding company becomes a financial holding company under the Gramm-Leach-Bliley Act ("GLBA") as discussed below, the BHCA generally prohibits a bank holding company from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or a bank holding company. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before it may acquire substantially all of the assets of any bank, or ownership or control of any voting shares of a bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting stock of such bank. In addition, the BHCA generally prohibits a bank holding company from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks. However, a bank holding company may engage in, and may own shares of companies engaged in certain activities, that the Federal Reserve had determined as of November 11, 1999 to be so closely related to banking or managing and controlling banks so as to be incident thereto.

        Under GLBA, bank holding companies that qualify and have elected to be treated as financial holding companies are permitted to offer their customers virtually any type of service that is financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency), and merchant banking. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (the "Dodd-Frank Act") however, a bank holding company and its affiliates are prohibited from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances. In order to engage in financial activities under GLBA, a bank holding company must qualify and register with the Federal Reserve as a "financial holding company" by demonstrating that the bank holding company and each of its depository institution subsidiaries is "well capitalized" and "well managed." A financial holding company may not engage in new activities not permissible for all bank holding companies or acquire a company engaged in any activity that is not permissible for all bank holding companies if any depository institution subsidiary of the company has received on its most recent examination under the Community Reinvestment Act of 1977 ("CRA") a rating less than "satisfactory." Although the Company believes that it meets the qualifications to become a financial holding company under GLBA, it has not elected "financial holding company" status, but rather to retain its pre-GLBA bank holding company regulatory status for the present time.

        The Company is required by the BHCA to file an annual report and additional reports required with the Federal Reserve. The Federal Reserve also makes periodic inspections of the Company and its subsidiaries.

Dividend Restrictions

        The Company is a legal entity separate and distinct from the Bank. The revenue of the Company (on a parent company only basis) is derived primarily from interest and dividends from the Bank. The right of the Company, and consequently the right of shareholders of the Company, to participate in any distribution of the assets or earnings of the Bank through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the Bank (including depositors), except to the extent that certain claims of the Company in a creditor capacity may be recognized.

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

Certain Transactions by Bank Holding Companies with their Affiliates

        There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in "covered transactions" with their insured depository institution subsidiaries. The Dodd-Frank Act amended the definition of affiliate to include any investment fund for which the depository institution or one of its affiliates is an investment adviser. An insured depository institution (and its subsidiaries) may not lend money to, or engage in other covered transactions with, its non-depository institution affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction, exceeds the following limits: (a) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (b) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, "covered transactions" are defined by statute to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Covered transactions are also subject to collateral security requirements. Covered transactions as well as other types of transactions between a bank and a bank holding company must be on market terms and not otherwise unduly favorable to the holding company or an affiliate of the holding company. Moreover, Section 106 of the Bank Holding Company Act Amendments of 1970 provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

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

Capital Adequacy and Safety and Soundness

        Regulatory Capital Requirements.    The Federal Reserve has issued risk-based and leverage capital rules applicable to bank holding companies such as the Company, and the FDIC has issued similar rules that apply to insured state nonmember banks, such as the Bank. These guidelines are intended to reflect the relationship between the banking organization's capital and the degree of risk associated with its operations based on transactions recorded on-balance sheet as well as off-balance sheet items. The FRB and the FDIC may from time to time require that a banking organization maintain capital above the minimum levels discussed below, due to the banking organization's financial condition or actual or anticipated growth.

        The capital adequacy rules define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain. Common equity Tier 1 capital for banks and bank holding companies consists of common stockholders' equity and related surplus. Tier 1 capital for banks and bank holding companies generally consists of the sum of common shareholders' equity, non-cumulative perpetual preferred stock, and related surplus and, in certain cases and subject to limitations, minority interest in consolidated subsidiaries, less goodwill, other non-qualifying intangible assets and certain other deductions. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, cumulative perpetual preferred stock, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, allowances for loan losses. The sum of Tier 1 and Tier 2 capital less certain required deductions represents qualifying total risk-based capital.

        Prior to the effectiveness of certain provisions of the Dodd-Frank Act, bank holding companies were permitted to include trust preferred securities and cumulative perpetual preferred stock in Tier 1 capital, subject to limitations. However, the FRB's capital rule applicable to bank holding companies permanently grandfathers nonqualifying capital instruments, including trust preferred securities, issued before May 19, 2010 by depository institution holding companies with less than $15 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier 1 capital. In addition, under rules that became effective January 1, 2015, accumulated other comprehensive income (positive or negative) must be reflected in Tier 1 capital; however, the Company was permitted to make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. In March 2015, the Company made a one time, permanent election to continue to exclude accumulated other comprehensive income from capital.

        Under the capital rules, risk-based capital ratios are calculated by dividing Tier 1 and total risk-based capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned to one of several risk-weight categories, based primarily on relative risk. The rules require banks and bank holding companies to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital ratio of 6%, a total capital ratio of 8% and a leverage ratio of 4%. Additionally, subject to a transition schedule, the capital rules require a bank holding company to establish a capital conservation buffer of Tier 1 capital in an amount above the minimum risk-based capital requirements for "adequately capitalized" institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases.

        Under rules effective January 1, 2015, a bank holding company, such as the Company, is considered "well capitalized" if the bank holding company (i) has a total risk based capital ratio of at least 10%, (ii) has a Tier 1 risk-based capital ratio of at least 6%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. In addition, the FDIC has amended its prompt corrective action rules to reflect the revisions made by the revised capital rules described above. Under the FDIC's revised rules, which became effective January 1, 2015, an insured state nonmember bank is considered "well capitalized" if it (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) a common Tier 1 equity ratio of 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

        The Company and the Banks are considered "well capitalized" under all regulatory definitions.

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

        Deposit Insurance.    Deposits in the Bank are insured by the FDIC to the maximum extent permitted by law. Pursuant to the Dodd-Frank Act, FDIC deposit insurance has been permanently increased from $100,000 to $250,000 per depositor for deposits maintained by the depositor in the same right and capacity. The FDIA, as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits of the Bank—the designated reserve ratio—of 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's capital level and supervisory rating ("CAMELS rating"). CAMELS ratings reflect the applicable bank regulatory agency to applicable limits by the DIF and are subject to deposit, management, earnings, liquidity and sensitivity to risk. Assessment rates may also vary for certain institutions based on long term debt issuer ratings, secured or brokered deposits. Pursuant to the Dodd-Frank Act, deposit premiums are based on assets rather than insurable deposits. To determine its actual deposit insurance premiums, the Bank computes the base amount on its average consolidated assets less its average tangible equity (defined as the amount of Tier 1 capital) and its applicable assessment rate. Assessment rates range from 2.5 to 9 basis points on the broader assessment base for banks in the lowest risk category up to 30 to 45 basis points for banks in the highest risk category.

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

        Failure of an institution to receive at least a "satisfactory" rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities permitted for a financial holding company under GLBA, and acquisitions of other financial institutions. The FDIC must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low- and moderate-income neighborhoods. Current CRA regulations for large banks primarily rely on objective criteria of the performance of institutions under three key assessment tests: a lending test, a service test and an investment test. For smaller banks, current CRA regulations primarily evaluate the performance of institutions under two key assessment tests: a lending test and a community development test. The Company is committed to meeting the existing or anticipated credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking operations.

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

        The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by the Treasury Office of Foreign Assets Control ("OFAC"), take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on "U.S. persons" engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons); and (iii) restrictions on transactions with or involving certain persons or entities. Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.

Federal Home Loan Bank System

        The Bank is a member of the Federal Home Loan Bank of Boston (the "FHLBB"), which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the FHLBB. The Bank was in compliance with this requirement with an investment in FHLBB stock as of June 30, 2015 of $4.1 million. The Bank receives dividends on its FHLBB stock. The FHLBB has recently declared dividends equal to an annual yield of approximately the daily average three-month LIBOR yield for the quarter for which the dividend has been declared. Dividend income on FHLBB stock of $67 thousand was recorded during the most recent fiscal year.

        Any advances from the FHLBB must be secured by specified types of collateral, and long-term advances may be used for the purpose of providing funds for residential housing finance, commercial lending and to purchase investments. Long term advances may also be used to help manage interest rate risk for asset and liability management purposes. As of June 30, 2015, the Bank had $30.2 million in outstanding FHLBB advances.

Item 1A.    Risk Factors

        Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all other information in this prospectus, including our consolidated financial statements and related notes, before investing in our common stock. Any of the risk factors we describe below could adversely affect our business, financial condition or results of operations. The trading price of our voting common stock could decline if one or more of these risks or uncertainties actually occur, causing you to lose all or part of your investment. Certain statements below are forward-looking statements. See "A Note About Forward-Looking Statements."

Risks Associated With Our Business

We are subject to regulatory conditions that could constrain our ability to grow our business.

        In conjunction with the regulatory approvals received for the merger with FHB Formation LLC, we committed to maintain a Tier 1 leverage ratio of at least 10%, fund 100% of our loans with core deposits, limit purchased loans to 40% of total loans and hold non-owner occupied commercial real estate loans to within 300% of total risk-based capital. Core deposits, for purposes of this commitment, are defined as non-brokered non-maturity deposits and non-brokered insured time deposits. At June 30, 2015, the ratio of our purchased loans to total loans was 32.6%. Our ability to purchase loans will be dependent on our ability to grow our originated loan portfolio. To the extent that our ability to originate loans is constrained by market forces or for any other reason, our ability to execute our loan acquisition strategy would be similarly constrained.

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

        At June 30, 2015, 32.6% of the loans held in our loan portfolio were originated by third parties, and therefore may not have been subject to the same level of due diligence that Northeast Bank would have conducted had it originated the loans. Although the Loan Acquisition and Servicing Group conducts a comprehensive review of all loans that it purchases, loans originated by third parties may lack current financial information and may have incomplete legal documentation and outdated appraisals. As a result, the Loan Acquisition and Servicing Group may not have information with respect to an acquired loan which, if known at the time of acquisition, would have caused it to reduce its bid price or not bid for the loan at all. This may adversely affect our yield on loans or cause us to increase our provision for loan losses.

Our experience with loans held in our loan portfolio that were originated by third parties is limited.

        At June 30, 2015, the 32.6% of the loans held in our loan portfolio that were originated by third parties had been held by us for approximately 1.6 years, calculated on a weighted average basis. Consequently, we have had only a relatively short period of time to evaluate the performance of those loans and the price at which we purchased them. Further experience with these loans may provide us with information that could cause us to increase our provision for loan losses.

Our loan portfolio includes commercial loans, which are generally riskier than other types of loans.

        At June 30, 2015, our commercial real estate mortgage and commercial business loan portfolios comprised 77.1% of total loans. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. These loans, and purchased loans in particular, may lack standardized terms and may include a balloon payment feature. Moreover, some of these loans may be secured by assets located outside of the Community Banking Division's market area. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions and prevailing interest rates. Repayment of these loans is generally more dependent on the economy and the successful operation of a business. Because of the risks associated with commercial loans, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.

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

        Communication and information systems are critical to the conduct of our business because we use these systems to manage our customer relationships and process accounting and financial reporting information. Although we have established policies and procedures to prevent or limit the impact of system failures, interruptions and security breaches, including cyber security breaches, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, any compromise of our security systems could prevent customers from using our website and our online banking services, both of which involve the transmission of confidential information. Although we rely on security and processing systems to provide the security and authentication necessary to securely transmit data, these precautions may not protect our systems from compromises or breaches of security. Information security risks have increased significantly due to the use of online, telephone and mobile banking channels by clients and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in the loss of business, subject us to increased regulatory scrutiny or expose us to civil litigation and possible financial liability, including the costs of customer notification and remediation efforts. Any of these occurrences could have an adverse effect on our financial condition and results of operations.

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

        Our future growth and success will depend on our ability to continue to compete effectively in the Community Banking Division's market area, in the markets in which the Loan Acquisition and Servicing Group and the SBA National group operate and in the markets in which ableBanking operates. We face aggressive competition from other domestic and foreign lending institutions and from numerous other providers of financial services. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. This may significantly change the competitive environment in which we conduct our business. Some of our competitors have significantly greater financial resources and/or face fewer regulatory constraints. As a result of these various sources of competition, we could lose business to competitors or could be forced to price products and services on less advantageous terms to retain or attract clients, either of which would adversely affect its profitability.

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

        Because our business is highly regulated, the laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. It is impossible to predict the competitive impact that any such changes would have on the banking and financial services industry in general or on our business in particular. Such changes may, among other things, increase the cost of doing business, limit permissible activities, or affect the competitive balance between banks and other financial institutions. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes in light of government intervention in the financial services sector following the 2008 financial crisis. Other changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. See "Supervision and Regulation" in Item 1, "Business."

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

We are subject to more stringent capital requirements.

        The federal banking agencies issued a joint final rule, or the "Final Capital Rule," that implemented the Basel III capital standards and established the minimum capital levels required under the Dodd-Frank Act. As of January 1, 2015, we became required to comply with the Final Capital Rule. The Final Capital Rule established a minimum common equity Tier I capital ratio of 6.5% of risk-weighted assets for a "well capitalized" institution and increased the minimum Tier I capital ratio for a "well capitalized" institution from 6.0% to 8.0%. Additionally, subject to a transition period, the Final Capital Rule requires an institution to maintain a 2.5% common equity Tier I capital conservation buffer over the 6.5% minimum risk-based capital requirement to avoid restrictions on the ability to pay dividends, discretionary bonuses, and engage in share repurchases. The Final Capital Rule permanently grandfathers trust preferred securities issued before May 19, 2010, subject to a limit of 25% of Tier I capital. The Final Capital Rule increased the required capital for certain categories of assets, including high-volatility construction real estate loans and certain exposures related to securitizations; however, the Final Capital Rule retained the current capital treatment of residential mortgages. Under the Final Capital Rule, we made a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital in March 2015. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

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

        We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations. However, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there was in place at the time systems and procedures designed to ensure compliance. For example, we are subject to regulations issued by the Office of Foreign Assets Control, or "OFAC," that prohibit financial institutions from participating in the transfer of property belonging to the governments of certain foreign countries and designated nationals of those countries and certain other persons or entities whose interest in property is blocked by OFAC-administered sanctions. OFAC may impose penalties for inadvertent or unintentional violations even if reasonable processes are in place to prevent the violations. There may be other negative consequences resulting from a finding of noncompliance, including restrictions on certain activities. Such a finding may also damage our reputation as described below and could restrict the ability of institutional investment managers to invest in our securities.

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

        As of June 30, 2015, we had outstanding $16.5 million in aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by affiliates of ours that are statutory business trusts. We have also guaranteed those trust preferred securities. The indenture under which the junior subordinated debt securities were issued, together with the guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock (including the Series A preferred stock and our common stock) at any time when (i) there shall have occurred and be continuing an event of default under the indenture; (ii) we are in default with respect to payment of any obligations under the guarantee; or (iii) we have elected to defer payment of interest on the junior subordinated debt securities. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities from time to time for up to five years.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        At June 30, 2015, the Company conducted its business from its main office in Lewiston, Maine and an office in Boston, Massachusetts. The Company also conducts business from its ten full-service bank branches and six loan production offices located in western and south-central Maine and southern New Hampshire.

        In addition to its Lewiston, Maine, and Boston, Massachusetts, offices, the Company leases eleven of its other locations. For information regarding the Company's lease commitments, please refer to "Lease Obligations" under Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

        (a)   The Company's voting common stock currently trades on the NASDAQ under the symbol "NBN." There is no established public trading market for the Company's non-voting common stock. As of the close of business on September 18, 2015, there were approximately 368 registered shareholders of record.

        The following table sets forth the high and low closing sale prices of the Company's voting common stock, as reported on NASDAQ, and quarterly dividends paid on the Company's voting and non-voting common stock during the periods indicated.

Fiscal year ended June 30, 2015	High	Low	Dividend Paid
Jul 1 - Sep 30	$9.60	$9.19	$0.01
Oct 1 - Dec 31	9.68	8.79	0.01
Jan 1 - Mar 31	9.73	8.92	0.01
Apr 1 - Jun 30	10.25	9.14	0.01

Fiscal year ended June 30, 2014	High	Low	Dividend Paid
Jul 1 - Sep 30	$10.79	$9.53	$0.09
Oct 1 - Dec 31	10.23	9.37	0.09
Jan 1 - Mar 31	9.74	9.16	0.09
Apr 1 - Jun 30	10.00	9.30	0.01

        On September 18, 2015, the last reported sale price of the Company's voting common stock, as reported on NASDAQ was $10.50. Holders of the Company's voting and non-voting common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available. The amount and timing of future dividends payable on the Company's voting and non-voting common stock will depend on, among other things, the financial condition of the Company, regulatory considerations, and other factors. The Company is a legal entity separate from the Bank, but its revenues are derived primarily from the Bank. Accordingly, the ability of the Company to pay cash dividends on its stock in the future generally will be dependent upon the earnings of the Bank and the Bank's ability to pay dividends to the Company. The payment of dividends by the Bank will depend on a number of factors, including capital requirements, regulatory limitations, the Bank's results of operations and financial condition, tax considerations, and general economic conditions. National banking laws regulate and restrict the ability of the Bank to pay dividends to the Company. See "Item 1. Business—Supervision and Regulation."

        Information regarding securities authorized for issuance under our equity compensation plans will be included in the Proxy Statement relating to our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

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

        On April 30, 2015, The Board of Directors voted to amend the existing stock repurchase program to authorize the Company to purchase an additional 500,000 shares of its common stock, representing 5.1% of the Company's outstanding common shares or approximately $4.7 million based on the Company's closing price on April 29, 2015. Such purchases will be made in open market or in privately negotiated transactions from time to time and in such amounts as market conditions warrant. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The stock repurchase program may be suspended or terminated at any time without prior notice, and will expire on April 30, 2017.

        (d)   The following table sets forth information with respect to purchases made by us of our common stock during the year ended June 30, 2015.

Period	Total Number of Shares Purchased(1)	Weighted Average Price Per share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
Jul. 1 - Jul. 31	2,100	$9.23	293,300	576,700
Aug. 1 - Aug. 31	12,300	9.34	305,600	564,400
Sep. 1 - Sep. 30	—	—	305,600	564,400
Oct. 1 - Oct. 31	1,800	9.03	307,400	562,600
Nov. 1 - Nov. 30	36,900	9.05	344,300	525,700
Dec. 1 - Dec. 31	395,586	9.14	739,886	130,114
Jan. 1 - Jan. 31	10,150	9.27	750,036	119,964
Feb. 1 - Feb. 28	11,500	9.25	761,536	108,464
Mar. 1 - Mar. 31	9,600	9.29	771,136	98,864
Apr. 1 - Apr. 30	13,400	9.37	784,536	585,464
May 1 - May 31	37,930	9.76	822,466	547,534
Jun. 1 - Jun. 30	179,396	9.91	1,001,862	368,138

(1)
Based on trade date, not settlement date

(2)
On April 30, 2015, The Board of Directors voted to amend the existing stock repurchase program to authorize the Company to purchase an additional 500,000 shares of its common stock, representing 5.1% of the Company's outstanding common shares or approximately $4.7 million based on the Company's closing price on April 29, 2015. On that date, 86,664 shares remained available for repurchase under the existing program, prior to the 500,000 share increase in the repurchase plan. The amended stock repurchase program will expire on April 30, 2017.

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

						Predecessor Company(2)
	Successor Company(1)

	Twelve Months Ended June 30, 2015	Twelve Months Ended June 30, 2014	Twelve Months Ended June 30, 2013	Twelve Months Ended June 30, 2012	184 Days Ended June 30, 2011	181 Days Ended Dec. 28, 2010
	(Dollars in thousands, except per share data)
Selected operations data:
Interest and dividend income	$44,588	$38,371	$36,543	$27,014	$13,304	$14,378
Interest expense	7,220	6,653	6,596	6,317	3,207	5,877

Net interest income	37,368	31,718	29,947	20,697	10,097	8,501
Provision for loan losses	717	531	1,122	946	707	912
Noninterest income(3)	7,089	4,869	8,514	5,782	17,569	3,034
Net securities gains (losses)	—	—	792	1,111	1,200	17
Noninterest expense(4)	32,604	31,777	31,955	25,680	15,807	8,429

Income before income taxes	11,136	4,279	6,176	964	12,352	2,211
Income tax expense (benefit)	3,995	1,579	1,881	102	(108)	646

Net income from continuing operations	7,141	2,700	4,295	862	12,460	1,565
Net income (loss) from discontinued operations	—	(8)	125	1,301	92	231

Net income	$7,141	$2,692	$4,420	$2,163	$12,552	$1,796

Consolidated per share data:
Earnings:
Basic:
Continuing operations	$0.72	$0.26	$0.38	$0.11	$3.49	$0.62
Discontinued operations	0.00	0.00	0.01	0.30	0.03	0.10

Net income	$0.72	$0.26	$0.39	$0.41	$3.52	$0.72

Diluted:
Continuing operations	$0.72	$0.26	$0.38	$0.11	$3.44	$0.61
Discontinued operations	0.00	0.00	0.01	0.30	0.03	0.10

Net income	$0.72	$0.26	$0.39	$0.41	$3.47	$0.71

Cash dividends	$0.04	$0.28	$0.36	$0.36	$0.18	$0.18
Book value	11.77	11.05	10.89	11.07	17.33	19.79
Selected balance sheet data:
Total assets	$850,830	$761,931	$670,639	$669,196	$596,393	$627,984
Loans	612,137	516,416	435,376	356,254	309,913	367,284
Deposits	674,759	574,329	484,623	422,188	401,118	374,617
Borrowings	52,568	66,005	64,069	120,859	126,706	199,326
Total stockholders' equity	112,839	112,066	113,802	119,139	64,954	50,366
Other ratios:
Return on average assets	0.89%	0.37%	0.64%	0.36%	4.09%	0.57%
Return on average equity	6.35%	2.39%	3.79%	3.03%	38.23%	7.03%
Efficiency ratio	73.34%	86.85%	81.41%	93.08%	54.76%	72.97%
Average equity to average total assets	14.00%	15.38%	16.93%	11.90%	10.69%	8.18%
Common dividend payout ratio	5.56%	107.69%	92.25%	71.26%	5.02%	25.02%
Tier 1 leverage capital ratio	14.42%	15.90%	17.78%	19.91%	10.35%	N/A
Total risk-based capital ratio	20.04%	23.69%	27.54%	33.34%	18.99%	N/A

(1)
"Successor Company" means Northeast Bancorp and its subsidiary after the closing of the merger with FHB Formation LLC on December 29, 2010.

(2)
"Predecessor Company" means Northeast Bancorp and its subsidiary before the closing of the merger with FHB Formation LLC on December 29, 2010.

(3)
Includes primarily fees for deposits, investment brokerage services to customers through the second quarter of fiscal 2014, and gains on the sale of loans. In the 184 days ended June 30, 2011, the total further includes a bargain purchase gain $15.4 million.

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

        The Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, presents a review of the consolidated operating results of the Company for the fiscal year ended June 30, 2015 ("fiscal 2015") and the fiscal year ended June 30, 2014 ("fiscal 2014"). This discussion and analysis is intended to assist you in understanding the results of our operations and financial condition. You should read this discussion together with your review of the Company's Consolidated Financial Statements and related notes and other statistical information included in this report. Certain amounts in the periods prior to fiscal 2015 have been reclassified to conform to the fiscal 2015 presentation.

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

Identify the Accounting Acquirer

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

Determine the Acquisition Date

        December 29, 2010, the closing date of the Merger, was the date that FHB gained control of the combined entity.

Recognize assets acquired and liabilities assumed

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

        In connection with the transaction, as part of the regulatory approval process the Company made certain commitments to the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the most significant of which are, (i) maintain a Tier 1 leverage ratio of at least 10%, (ii) maintain a total risk-based capital ratio of at least 15%, (iii) limit purchased loans to 40% of total loans, (iv) fund 100% of the Company's loans with core deposits (defined as non-maturity deposits and non-brokered insured time deposits), and (v) hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total risk-based capital. On June 28, 2013, the Federal Reserve approved the amendment of the commitment to hold commercial real estate loans to within 300% of total risk-based capital to exclude owner-occupied commercial real estate loans. All other commitments made to the Federal Reserve in connection with the merger remain unchanged. The Company and the Bank are currently in compliance with all commitments to the Federal Reserve. The Company's compliance ratios at June 30, 2015 are as follows:

Condition		Ratio
(i)	Tier 1 leverage ratio	14.42%
(ii)	Total risk-based capital ratio	20.04%
(iii)	Ratio of purchased loans to total loans	32.61%
(iv)	Ratio of loans to core deposits	91.85%
(v)	Ratio of non-owner occupied commercial real estate loans to total risk-based capital	188.49%

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

Fiscal 2015 Financial Highlights

        The Company's financial and strategic highlights for fiscal 2015 include the following:

  •
  Earned net income of $7.1 million, or $0.72 per diluted share, from continuing operations as compared to $2.7 million, or $0.26 per diluted share, from continuing operations in fiscal 2014.

  •
  LASG purchased loans totaling $82.7 million and originated loans totaling $82.5 million, earning average portfolio yields of 13.0% and 6.4%, respectively. The purchased loan yield of 13.0% includes regularly scheduled interest and accretion, and accelerated accretion and fees recognized on loan payoffs. The Company also monitors the "total return" on its purchased loan portfolio, a measure that includes gains on sales of purchased loans, as well as interest, scheduled accretion and accelerated accretion and fees. On this basis, the purchased loan portfolio earned a total return of 13.3% for fiscal 2015. An overview of the LASG portfolio follows:

	June 30, 2015				June 30, 2014
	Purchased	Originated	Secured Loans to Broker- Dealers	Total LASG	Purchased	Originated	Secured Loans to Broker- Dealers	Total LASG
	(Dollars in thousands)
Loans purchased or originated during the period:
Unpaid principal balance	$93,694	$82,502	$48,000	$224,196	$91,288	$54,225	$12,000	$157,513
Net investment basis	82,654	82,502	48,000	213,156	79,823	54,225	12,000	146,048
Loan returns during the period:
Yield	13.00%	6.44%	0.47%	9.73%	11.43%	7.49%	0.61%	9.70%
Total Return(1)	13.33%	6.75%	0.48%	10.02%	11.76%	8.48%	0.61%	10.11%
Total loans as of period end:
Unpaid principal balance	$239,933	$118,416	$60,000	$418,349	$242,631	$65,558	$12,000	$320,219
Net investment basis	$202,592	$118,261	$60,011	$380,864	$203,450	$65,561	$12,000	$281,011

(1)
The total return on purchased loans represents scheduled accretion, accelerated accretion, gains on asset sales, and other noninterest income recorded during the period divided by the average invested balance, on an annualized basis.
  •
  Increased the Company's core deposit base by $100.4 million, mainly the result of increases in money market accounts attracted through the Bank's online-only ableBanking division.

  •
  Launched the Company's SBA National program in November of 2014, and originated $33.6 million in SBA-guaranteed loans through June 30, 2015.

Results of Operations—Continuing Operations

General

        Net income for the year ended June 30, 2015 was $7.1 million, a $4.4 million increase from $2.7 million for the year ended June 30, 2014

        Items of significance affecting the Company's earnings included:

  •
  An increase in net interest and dividend income before provision for loan losses, which grew to $37.4 million compared to $31.7 million for the year ended June 30, 2014, principally due to an 18.5% increase in loans outstanding and an increase in transactional interest income realized from the purchased loan portfolio. The following table summarizes interest income and related yields recognized on the Company's loans.

	Year Ended June 30,
	2015			2014
	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
	(Dollars in thousands)
Community Banking Division	$236,128	$11,747	4.97%	$246,853	$12,926	5.24%
LASG:
Originated	76,448	4,924	6.44%	47,494	3,558	7.49%
Purchased	203,822	26,500	13.00%	178,377	20,388	11.43%
Secured Loans to Broker-Dealers	44,942	212	0.47%	22,389	137	0.61%

Total LASG	325,212	31,636	9.73%	248,260	24,083	9.70%

Total	$561,340	$43,383	7.73%	$495,113	$37,009	7.47%

        The yield on purchased loans in each period shown was increased by unscheduled loan payoffs, which resulted in immediate recognition of the prepaid loans' discount in interest income. The following table details the "total return" on purchased loans, which includes total transactional income of $9.9 million for the year ended June 30, 2015, an increase of $4.5 million from the year ended June 30, 2014. The following table summarizes the total return recognized on the purchased loan portfolio:

	Year Ended June 30,
	2015		2014
	Income	Return(1)	Income	Return(1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$17,327	8.48%	$15,682	8.75%
Transactional income:
Gains on loan sales	190	0.09%	576	0.32%
Gain on sale of real estate owned	607	0.30%	100	0.06%
Other noninterest income	(69)	–0.03%	4	0.00%
Accelerated accretion and loan fees	9,173	4.49%	4,706	2.63%

Total transactional income	9,901	4.85%	5,386	3.01%

Total	$27,228	13.33%	$21,068	11.76%

(1)
The total return represents scheduled interest and accretion, accelerated accretion, net gains on asset sales, and other noninterest income recorded during the period divided by the average invested balance, on an annualized basis.
  •
  An increase of $2.2 million in noninterest income, principally resulting from an increase of $1.8 million in gains realized on sale of portfolio loans. The year ended June 30, 2015 includes gains realized on sale of SBA loans of $2.6 million.

  •
  An increase of $827 thousand in noninterest expense, principally due to an increase in salaries and employee benefits of $1.0 million, the result of increases in employee head count, benefits costs and stock-based compensation expense. Professional fees also contributed to the overall increase, rising $373 thousand due primarily to fees for temporary consulting services. Offsetting these increases were decreases in occupancy and equipment expense of $509 thousand, the result of a reduction in software maintenance and depreciation expense following the conversion of the Bank's core systems platform to an outsourced model in May 2014.

Net Interest Income

        The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated:

	Year Ended June 30,
	2015			2014			2013
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Investment securities(1)	$108,204	$913	0.84%	$115,849	$1,048	0.90%	$131,199	$1,138	0.87%
Loans(2)(3)	561,340	43,383	7.73%	495,113	37,009	7.47%	384,310	35,017	9.11%
Regulatory stock	4,102	67	1.63%	5,620	123	2.19%	5,398	75	1.39%
Short-term investments(4)	92,354	225	0.24%	78,838	191	0.24%	127,781	313	0.24%

Total interest-earning assets	766,000	44,588	5.82%	695,420	38,371	5.52%	648,688	36,543	5.63%

Cash and due from banks	2,704			2,876			3,065
Other non-interest earning assets	33,741			33,958			37,206

Total assets	$802,445			$732,254			$688,959

Liabilities & Stockholders' Equity:
Interest-bearing liabilities:
NOW accounts	$63,181	$162	0.26%	$61,146	$162	0.26%	$55,763	$153	0.27%
Money market accounts	133,266	1,002	0.75%	85,333	447	0.52%	63,931	337	0.53%
Savings accounts	34,495	46	0.13%	34,391	44	0.13%	31,939	44	0.14%
Time deposits	340,046	3,800	1.12%	314,848	3,470	1.10%	280,059	3,564	1.27%

Total interest-bearing deposits	570,988	5,010	0.88%	495,718	4,123	0.83%	431,692	4,098	0.95%
Short-term borrowings	2,578	29	1.12%	2,230	24	1.08%	1,472	19	1.29%
Borrowed funds	45,661	1,463	3.20%	58,468	1,741	2.98%	75,633	1,710	2.26%
Junior subordinated debentures	8,531	718	8.42%	8,352	765	9.16%	8,185	769	9.40%

Total interest-bearing liabilities	627,758	7,220	1.15%	564,768	6,653	1.18%	516,982	6,596	1.28%

Interest-bearing liabilities of discontinued operations	—			—			—
Non-interest bearing liabilities:
Demand deposits and escrow accounts	54,940			50,890			49,343
Other liabilities	7,370			3,962			5,982

Total liabilities	690,068			619,620			572,307
Stockholders' equity	112,377			112,634			116,652

Total liabilities and stockholders' equity	$802,445			$732,254			$688,959

Net interest income		$37,368			$31,718			$29,947

Interest rate spread			4.67%			4.34%			4.36%
Net interest margin(5)			4.88%			4.56%			4.62%

(1)
Interest income and yield are stated on a fully tax-equivalent basis using a 34% tax rate.

(2)
Includes loans held for sale.

(3)
Nonaccrual loans are included in the computation of average, but unpaid interest has not been included for purposes of determining interest income.

(4)
Short term investments include FHLB overnight deposits and other interest-bearing deposits.

(5)
Net interest margin is calculated as net income divided by total interest-earning assets.

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

	Year Ended June 30, 2015 Compared to the Year Ended June 30, 2014
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investment securities	$(67)	$(68)	$(135)
Loans	5,084	1,290	6,374
Regulatory stock	(29)	(27)	(56)
Short-term investments	33	1	34

Total increase in interest income	5,021	1,196	6,217
Interest-bearing liabilities:
Interest-bearing deposits	612	275	887
Short-term borrowings	4	1	5
Borrowed funds	(403)	125	(278)
Junior subordinated debentures	16	(63)	(47)

Total increase in interest expense	229	338	567

Total increase in net interest and dividend income	$4,792	$858	$5,650

	Year Ended June 30, 2014 Compared to the Year Ended June 30, 2013
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investment securities	$(137)	$47	$(90)
Loans	8,978	(6,986)	1,992
Regulatory stock	3	45	48
Short-term investments	(119)	(3)	(122)

Total increase in interest income	8,725	(6,897)	1,828

Interest bearing liabilities:
Interest bearing deposits	540	(515)	25
Short-term borrowings	8	(3)	5
Borrowed funds	(439)	470	31
Junior subordinated debentures	16	(20)	(4)

Total increase in interest expense	125	(68)	57

Total increase in net interest and dividend income	$8,600	$(6,829)	$1,771

        For the year ended June 30, 2015, the $4.8 million volume-related change in net interest income was mainly the result of the increase in loans, which grew by $66.2 million on average compared to fiscal 2014. The rate-related change in fiscal 2015 compared to fiscal 2014 was principally due to the purchased loan yield differential, offset in part by a decline in yields on the originated loan portfolios. For fiscal 2015, the 4.88% net interest margin earned was 32 basis points higher than that earned for the year ended June 30, 2014. The net interest margin increased during fiscal 2015 principally due to the increased loan volume and increase in transactional income on purchased loans.

        The following table summarizes the effects of accretion of fair value adjustments on the net interest margin, for the periods indicated:

	Accretion (Amortization) of Merger Fair Value Adjustments
	Year Ended June 30,
	2015			2014
	Average Balance	Income (Expense)	Effect on Yield / Rate	Average Balance	Income (Expense)	Effect on Yield / Rate
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$108,204	$—	0.00%	$115,849	$—	0.00%
Loans	561,340	201	0.07%	495,113	174	0.04%
Other interest-earning assets	96,456	—	0.00%	84,458	—	0.00%

Total interest-earning assets	$766,000	$201	0.05%	$695,420	$174	0.03%

Interest-bearing liabilities:
Interest-bearing deposits	570,988	171	0.06%	495,718	560	0.11%
Short-term borrowings	2,578	—	0.00%	2,230	—	0.00%
Borrowed funds	45,661	136	0.59%	58,468	414	0.71%
Junior subordinated debentures	8,531	—	0.00%	8,352	—	0.00%

Total interest-bearing liabilities	$627,758	$307	0.10%	$564,768	$974	0.17%

Total effect of noncash accretion on:
Net interest income		$508			$1,148
Net interest margin		0.07%			0.17%

        The Company's total cost of funds improved to 1.06% in fiscal 2015, down from 1.08% in fiscal 2014, principally due to a 3 basis point decrease in the cost of interest-bearing liabilities.

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

        The provision for loan losses for the fiscal year ended June 30, 2015 was $717 thousand. This compares to a provision for loan losses of $531 thousand for the year ended June 30, 2014. At June 30, 2015 and 2014, the allowance for loan losses was $1.9 million and $1.4 million, respectively, and the ratio of allowance for loan losses to total loans was 0.31% and 0.26%, respectively. Net charge-offs for the fiscal year ended June 30, 2015 totaled $158 thousand, representing approximately 0.03% of the Company's average portfolio loan balance during the fiscal year. This compares to $307 thousand, or 0.06%, in fiscal 2014, representing a decrease of $151 thousand in fiscal 2015, the result of improved net charge-off trends in all loan segments.

        For additional information on the allowance for loan losses, see "Asset Quality."

Noninterest Income

        Noninterest income for the fiscal year ended June 30, 2015 totaled $7.1 million, an increase of $2.2 million, or 45.6%, from fiscal 2014. When compared to fiscal 2014, the increase was principally due to the following:

  •
  An increase of $1.8 million in gains realized on sale of portfolio loans. The year ended June 30, 2015 includes gains realized on sale of SBA loans of $2.6 million and gains realized on sale of LASG loans of $200 thousand, compared to a $408 thousand gain on sale of SBA loans and $496 thousand gain on sale of LASG purchased loans in the year ended June 30, 2014;

  •
  A $227 thousand increase in gains on residential loans originated for sale, an increase correlated to the volume of loans originated for portfolio in fiscal 2015; and

  •
  A $365 thousand increase in net gains recognized on Real Estate Owned/Other Assets Acquired ("REO/OAA").

Noninterest Expense

        Noninterest expense for the fiscal year ended June 30, 2015 totaled $32.6 million, an increase of $827 thousand, or 2.6%, from fiscal 2014. When compared to fiscal 2014, the changes of significance are:

  •
  An increase of $1.0 million in salaries and employee benefits, principally due to increased employee head count, as well as higher employee benefits and stock-based compensation;

  •
  An increase of $373 thousand in professional fees, due primarily to fees for temporary consulting services;

  •
  A $250 thousand legal settlement recovery that was recognized in the quarter ended September 30, 2013, with no similar recovery in the year ended June 30, 2015;

  •
  A decrease of $509 thousand in occupancy and equipment expense, the result of a reduction in software maintenance and depreciation expense following the conversion of the Bank's core systems platform to an outsourced model in May 2014;

  •
  A decrease of $157 thousand in intangible asset amortization. The company's core deposit intangible is amortized on an accelerated basis, therefore, the expense decreases annually; and

  •
  A decrease of $183 thousand in other noninterest expense, the reduction mainly due to non-recurring core conversion expenses incurred in fiscal 2014.

Income Taxes

        Income tax expense for the fiscal year ended June 30, 2015 totaled $4.0 million, representing 35.9% of pretax income, as compared to $1.6 million, or 36.9% of pretax income, in fiscal 2014. The decrease in the Company's effective tax rate was principally due to an increase in the prior year related to changes in state apportionment.

Results of Operations—Discontinued Operations

Overview

        The Company concluded all investment brokerage activities in the second quarter of fiscal 2014. Accordingly, operations associated with these activities have been classified as discontinued operations for all periods shown in the accompanying consolidated statements of income. The Company recorded no net loss from discontinued operations in fiscal 2015, compared to a net loss of $8 thousand in fiscal 2014.

Financial Condition

Overview

        The Company's total assets grew to $850.8 million at June 30, 2015, representing an increase of $88.9 million, or 11.7%, compared to $761.9 million at June 30, 2014. Significant changes in the Company's balance sheet components include:

  •
  Loans increased by $95.7 million, or 18.5%, compared to June 30, 2014, principally due to net growth of $99.9 million in commercial loans purchased or originated by the LASG, offset by a $4.2 million decrease in loans originated by the Bank's Community Banking Division;

  •
  Deposits increased by $100.4 million from June 30, 2014 and borrowings decreased $13.4 million from June 30, 2014. Non-maturity deposits increased by $96.7 million, or 41.6%, for the year while time deposits grew by $3.8 million or 1.1%. The increase was mainly the result of increases in money market accounts attracted through the Bank's online-only ableBanking division. The decrease in borrowings was primarily due a decrease of $12.6 million in FHLB advances outstanding; and

  •
  Stockholders' equity increased by $773 thousand from June 30, 2014, due principally to earnings of $7.1 million, as well as $705 thousand of scheduled amortization of stock-based compensation, offset by $6.7 million in share repurchases (representing 710,662 shares), a decrease in accumulated other comprehensive income of $5 thousand and $402 thousand in dividends paid on common stock.

Cash and Cash Equivalents

        Cash and cash equivalents increased $7.6 million, or 9.2%, to $89.9 million at June 30, 2015 as compared to $82.3 million at June 30, 2014. This increase was principally the result of deposit growth of $100.4 million, partially offset by loan growth of $95.7 million.

Investments Securities

        The available-for-sale securities portfolio totaled $101.9 million and $113.9 million at June 30, 2015 and 2014, respectively. Mortgage-backed securities and U.S. Government-sponsored enterprise bonds totaling $12.4 million were pledged for outstanding borrowings at June 30, 2015.

        At June 30, 2015, the Company's investment portfolio was comprised entirely of U.S. Government-sponsored enterprise bonds and mortgage-backed securities guaranteed by government agencies. Generally, funds retained by the Company as a result of increases in deposits or decreases in loans, to the extent not immediately deployed by the Bank, are invested in securities held in its investment portfolio, which serves as a source of liquidity for the Company. The composition of the Company's securities portfolio at the dates indicated follows.

	June 30, 2015		June 30, 2014		June 30, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government agency securities	$48,191	$48,230	$48,415	$48,418	$45,289	$45,333
Agency mortgage-backed securities	54,553	53,678	66,744	65,463	78,944	76,264

	$102,744	$101,908	$115,159	$113,881	$124,233	$121,597

        The table below sets forth certain information regarding the contractual maturities and weighted average yields of the Company's securities portfolio at June 30, 2015. Actual maturities of mortgage-backed securities will differ from contractual maturities due both to scheduled amortization and prepayments.

	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government agency securities	$36,142	0.42%	12,088	0.54%	—	0.00%	—	0.00%	48,230	0.45%
Agency mortgage-backed securities	—	0.00%	—	0.00%	26,119	0.93%	27,559	1.47%	53,678	1.20%

	$36,142	0.42%	$12,088	0.54%	$26,119	0.93%	$27,559	1.47%	$101,908	0.85%

        Management reviews the portfolio of investments on an ongoing basis to determine if there have been any other-than-temporary declines in value. No other-than-temporary impairment expense was recognized during fiscal 2015 or fiscal 2014.

Loans

        Loans, including loans held-for-sale, totaled $621.2 million at June 30, 2015, compared to $528.4 million at June 30, 2014. The increase of $92.8 million, or 17.6%, at June 30, 2015, was principally due to net increases of $32.6 million in commercial real estate and $81.3 in commercial business, offset by a net decreases of $16.0 million in residential loans, $2.2 million in consumer loans and $2.9 million in loans held for sale. During fiscal 2015, the LASG purchased $82.7 million in loans, consisting principally of commercial real estate loans. Additionally, during fiscal 2015, the LASG originated $130.5 million in loans, which included $48.0 million of secured commercial business loans to broker-dealers.

        The composition of the Company's loan portfolio (excluding loans held-for-sale) at the dates indicated is as follows:

	June 30, 2015		June 30, 2014		June 30, 2013		June 30, 2012		June 30, 2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Residential real estate	$132,669	21.67%	$148,634	28.79%	$127,829	29.36%	$137,571	38.61%	$145,477	46.94%
Commercial real estate	348,676	56.96%	316,067	61.20%	264,448	60.74%	180,735	50.74%	117,761	38.00%
Construction	—	0.00%	31	0.01%	42	0.01%	1,187	0.33%	2,015	0.65%
Commercial business	123,133	20.12%	41,800	8.09%	29,720	6.83%	19,612	5.51%	22,225	7.17%
Consumer and other	7,659	1.25%	9,884	1.91%	13,337	3.06%	17,149	4.81%	22,435	7.24%

Total loans	612,137	100.00%	516,416	100.00%	435,376	100.00%	356,254	100.00%	309,913	100.00%
Less: Allowance for loan losses	1,926		1,367		1,143		824		437

Loans, net	$610,211		$515,049		$434,233		$355,430		$309,476

        The Company's loan portfolio (excluding loans held-for-sale) by lending division follows:

	June 30, 2015
	Community Banking Division	LASG	SBA National	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$106,138	$137	$—	$106,275	17.36%
Home equity	24,326	—	—	24,326	3.97%
Commercial real estate: non-owner occupied	48,933	53,051	3,865	105,849	17.29%
Commercial real estate: owner occupied	21,657	16,507	4,461	42,625	6.96%
Construction	—	—	—	—	0.00%
Commercial business	11,597	108,577	2,637	122,811	20.06%
Consumer	7,659	—	—	7,659	1.25%

Subtotal	220,310	178,272	10,963	409,545	66.90%
Purchased loans:
Residential real estate	—	2,068	—	2,068	0.34%
Commercial business	—	273	—	273	0.04%
Commercial real estate: non-owner occupied	—	128,182	—	128,182	20.94%
Commercial real estate: owner occupied	—	72,069	—	72,069	11.77%

Subtotal	—	202,592	—	202,592	33.10%

Total	$220,310	$380,864	10,963	$612,137	100.00%

	June 30, 2014
	Community Banking Division	LASG	SBA National	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$116,660	$312	$—	$116,972	22.66%
Home equity	27,975	—	—	27,975	5.42%
Commercial real estate: non-owner occupied	46,191	33,969	—	80,160	15.52%
Commercial real estate: owner occupied	24,319	11,907	—	36,426	7.05%
Construction	31	—	—	31	0.01%
Commercial business	10,145	31,373	—	41,518	8.04%
Consumer	9,884	—	—	9,884	1.91%

Subtotal	235,405	77,561	—	312,966	60.61%
Purchased loans:
Residential real estate	—	3,687	—	3,687	0.71%
Commercial business	—	282	—	282	0.05%
Commercial real estate: non-owner occupied	—	133,581	—	133,581	25.87%
Commercial real estate: owner occupied	—	65,900	—	65,900	12.76%

Subtotal	—	203,450	—	203,450	39.39%

Total	$235,405	$281,011	—	$516,416	100.00%

        The following table summarizes the scheduled maturity of the Company's loan portfolio at June 30, 2015. Demand loans, loans having no stated repayment schedule, and overdraft loans are reported as being due in less than one year.

	Scheduled Loan Maturities
	Within One Year	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
	(Dollars in thousands)
Mortgages:
Residential:
Originated	$3,914	$12,268	$13,228	$101,190	$130,600
Purchased	540	320	—	1,208	2,068
Commercial:
Originated	14,349	58,826	27,528	47,722	148,425
Purchased	29,827	59,962	25,588	84,874	200,251
Non-mortgage loans:
Commercial:
Originated	65,509	43,198	12,762	1,392	122,861
Purchased	8	245	20	—	273
Consumer and other	257	1,682	3,504	2,216	7,659

Total loans	$114,404	$176,501	$82,630	$238,602	$612,137

	Loans Due After One Year, by Interest Rate Type
	Predetermined rate	Floating or Adjustable	Total
	(Dollars in thousands)
Mortgages:
Residential:
Originated	$62,794	$63,892	$126,686
Purchased	17	1,511	1,528
Commercial:
Originated	37,901	96,175	134,076
Purchased	74,743	95,680	170,423
Non-mortgage loans:
Commercial:
Originated	28,559	28,793	57,352
Purchased	20	245	265
Consumer and other	7,403	—	7,403

Total	$211,437	$286,296	$497,733

        Approximately 54.4% of total portfolio loans at June 30, 2015, were variable rate products, compared to 51.1% at June 30, 2014.

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

Other Assets

        The cash surrender value of the Company's BOLI assets increased $440 thousand, or 3.0%, to $15.3 million at June 30, 2015, compared to $14.8 million at June 30, 2014. BOLI assets are invested in the general account of three insurance companies and in separate accounts of a fourth insurance company. A general account policy's cash surrender value is supported by the general assets of the insurance company. A separate account policy's cash surrender value is supported by assets segregated from the general assets of the insurance company. Standard and Poor's rated these companies A+ or better at June 30, 2015. Interest earnings, net of mortality costs, increase the cash surrender value. These interest earnings are based on interest rates that reset each year, and are subject to minimum guaranteed rates. These increases in cash surrender value are recognized in other income and are not subject to income taxes. Management considers BOLI an illiquid asset. BOLI represented 12.7% of the Company's total risk-based capital at June 30, 2015.

        Intangible assets totaled $2.2 million and $2.8 million at June 30, 2015 and June 30, 2014, respectively. The $589 thousand decrease was the result of core deposit intangible amortization during fiscal 2015.

Deposits

        The Company's principal source of funding is its core deposit accounts. At June 30, 2015, core deposits, which the Company defines as non-maturity deposits and non-brokered insured time deposits, represented 99.9% of total deposits.

        Total deposits increased $100.4 million to $674.8 million as of June 30, 2015 from $574.3 million as of June 30, 2014. The increase mainly the result of increases in money market accounts attracted through the Bank's online-only ableBanking division.

        The following tables set forth certain information relative to the composition of the Company's average deposit accounts and the weighted average interest rate on each category of deposits for the periods indicated:

	Year Ended June 30, 2015
	Average Balance	Weighted Average Rate	Percent of Total Average Deposits
	(Dollars in thousands)
Non-interest bearing demand deposits and escrow accounts	$54,940	0.00%	8.78%
Regular savings	34,495	0.13%	5.51%
NOW accounts	63,181	0.26%	10.09%
Money market accounts	133,266	0.75%	21.29%
Time deposits	340,046	1.12%	54.33%

Total average deposits	$625,928	0.79%	100.00%

	Year Ended June 30, 2014			Year Ended June 30, 2013
	Average Balance	Weighted Average Rate	Percent of Total Average Deposits	Average Balance	Weighted Average Rate	Percent of Total Average Deposits
	(Dollars in thousands)
Non-interest bearing demand deposits and escrow accounts	$50,890	0.00%	9.31%	$49,343	0.00%	10.26%
Regular savings	34,391	0.14%	6.29%	31,939	0.14%	6.64%
NOW accounts	61,146	0.26%	11.19%	55,763	0.27%	11.59%
Money market accounts	85,333	0.52%	15.61%	63,931	0.53%	13.29%
Time deposits	314,848	1.10%	57.60%	280,059	1.27%	58.22%

Total average deposits	$546,608	0.75%	100.00%	$481,035	0.85%	100.00%

        As of June 30, 2015, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100 thousand was approximately $262.7 million. The scheduled maturity of these deposits is set forth below:

June 30, 2015
(Dollars in thousands)
3 months or less	$54,637
Over 3 through 6 months	32,191
Over 6 through 12 months	19,365
Over 12 months	156,549

Total time certificates $100 thousand and over	$262,742

Borrowings

        Short-term borrowings, FHLB advances, Federal Reserve Discount Window Borrower-in-custody advances, wholesale repurchase agreements and junior subordinated debentures have been the Company's sources of funding other than deposits. In fiscal 2015, total borrowings decreased by $13.2 million, or 20.6%, to $51.2 million.

        Advances from the FHLB were $30.2 million and $42.8 million at June 30, 2015 and June 30, 2014, respectively, a decrease of $12.6 million, or 29.5%. The decrease is due to payoffs of maturing FHLB advances during the year. At June 30, 2015, the Company had pledged investment securities having a fair value of $9.4 million for outstanding FHLB borrowings. In addition, pledges of residential real estate loans, certain commercial real estate loans and certain FHLB deposits free of liens or pledges are required to secure outstanding advances and available additional borrowing capacity from the FHLB. Wholesale repurchase agreements were $10.0 million and $10.2 million at June 30, 2015 and 2014, respectively. At June 30, 2015, the Company had pledged investment securities having a fair value of $3.0 million for outstanding wholesale repurchase agreements.

        Short-term borrowings, consisting of sweep accounts and repurchase agreements, were $2.3 million and $3.0 million at June 30, 2015 and 2014, respectively. At June 30, 2015, sweep accounts were secured by a $2.7 million of letter of credit issued by the FHLB and an investment security with a fair value of $3.0 million.

        The table below sets forth certain information about the Company's short-term borrowings for the periods indicated:

	Year Ended June 30, 2015
	Amount	Weighted Average Rate
	(Dollars in thousands)
Balance at period end	$2,349	1.91%
Average outstanding during period	2,578	1.91%
Maximum outstanding at any period	4,038

	Year Ended June 30, 2014		Year Ended June 30, 2013
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Balance at period end	$2,984	1.35%	$625	0.00%
Average outstanding during period	2,230	1.08%	1,472	1.29%
Maximum outstanding at any period	3,383		2,707

        There were no balances outstanding at June 30, 2015 and 2014, respectively, for advances under the Federal Reserve Discount Window Borrower-in-custody program. The available credit under the program was $2.2 million and $3.1 million at June 30, 2015 and June 30, 2014, respectively, with the decrease in fiscal 2015 attributable to payoffs of consumer loans pledged as collateral.

        The Company had junior subordinated debentures issued to affiliated trusts totaling $8.6 million and $8.4 million at June 30, 2015 and 2014, respectively. See "Capital" below for more information on our junior subordinated debentures and affiliated trusts.

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

        As of June 30, 2015, the allowance for loan losses totaled $1.9 million, or 0.31% of total loans, as compared to $1.4 million, or 0.26% of total loans, at June 30, 2014. The year over year increase in the Company's allowance for losses was principally the result of loan growth. The following table sets forth activity in Company's allowance for loan losses for the periods indicated.

						Predecessor Company
	Successor Company

	Year Ended June 30, 2015	Year Ended June 30, 2014	Year Ended June 30, 2013	Year Ended June 30, 2012	184 Days Ended June 30, 2011	181 Days Ended Dec. 28, 2010
	(Dollars in thousands)
Allowance at beginning of period	$1,367	$1,143	$824	$437	$—	$5,806
Loans charged-off during the period:
Residential real estate	207	267	369	248	42	61
Commercial real estate	—	26	135	26	27	281
Commercial business	3	43	203	17	21	145
Consumer and other	28	69	148	352	216	372

Total loans charged-off	238	405	855	643	306	859
Recoveries on loans previously charged-off:
Residential real estate	24	63	6	3	—	53
Commercial real estate	1	2	10	—	8	4
Commercial business	34	8	7	44	2	26
Consumer and other	21	25	29	37	26	25

Total recoveries	80	98	52	84	36	108

Net loans charged off during the period	158	307	803	559	270	751
Provision for loan losses	717	531	1,122	946	707	912

Allowance at end of period	$1,926	$1,367	$1,143	$824	$437	$5,967

Total loans at end of period(1)	$612,137	$516,416	$435,376	$356,254	$309,913	$367,284
Average loans outstanding during the period(1)	555,073	488,172	376,660	333,053	332,684	375,878
Allowance as a percentage of total loans	0.31%	0.26%	0.26%	0.23%	0.14%	1.62%
Ratio of net charge-offs to average loans outstanding	0.03%	0.06%	0.21%	0.17%	0.08%	0.20%
Allowance as a percentage of non-performing loans	18.41%	18.66%	23.54%	13.48%	5.49%	67.49%

(1)
Amounts and resulting ratios exclude loans held for sale

        The following table allocates the allowance for loan losses by loan category and the percent of loans in each category to total loans at the dates indicated below.

	June 30, 2015		June 30, 2014		June 30, 2013		June 30, 2012		June 30, 2011
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
			(Dollars in thousands)
Residential real estate	$741	21.67%	$580	28.79%	$594	29.36%	$214	38.61%	$34	46.94%
Commercial real estate	977	56.96%	625	61.21%	249	60.75%	93	51.07%	147	38.65%
Commercial business	118	20.12%	48	8.09%	70	6.83%	292	5.51%	238	7.17%
Consumer and other	35	1.25%	79	1.91%	189	3.06%	225	4.81%	18	7.24%
Unallocated	55	0.00%	35	0.00%	41	0.00%	—	0.00%	—	0.00%

Total	$1,926	100.00%	$1,367	100.00%	$1,143	100.00%	$824	100.00%	$437	100.00%

        The following table reflects the annual trend of total loans 30 days or more past due, as a percentage of total loans at June 30:

	2015	2014	2013	2012	2011
Past due loans to total loans	1.08%	1.14%	1.68%	1.95%	2.41%

Non-performing Assets

        The table below sets forth the amounts and categories of the Company's non-performing assets at the dates indicated:

	June 30, 2015	June 30, 2014	June 30, 2013	June 30, 2012	June 30, 2011
	(Dollars in thousands)
Nonperforming loans:
Originated portfolio:
Residential real estate	$3,021	$1,743	$2,346	$3,090	$2,195
Commercial real estate	994	1,162	473	417	3,601
Construction	—	—	—	—	121
Home equity	11	160	334	220	205
Commercial business	2	5	110	1,008	559
Consumer	190	139	136	324	527

Total originated portfolio	4,218	3,209	3,399	5,059	7,208
Purchased portfolio:
Commercial real estate	6,532	4,116	1,457	1,055	—

Total purchased portfolio	6,532	4,116	1,457	1,055	—

Total nonperforming loans	10,750	7,325	4,856	6,114	7,208
Real estate owned and other repossessed collateral	1,651	1,991	2,134	834	690

Total nonperforming assets	$12,401	$9,316	$6,990	$6,948	$7,898

Nonperforming loans that are current	$5,357	$651	$887	$377	$3,067

Non-performing loans to total loans	1.76%	1.42%	1.12%	1.72%	2.33%
Non-performing assets to total assets	1.46%	1.22%	1.04%	1.04%	1.32%

        At June 30, 2015, the Company had $12.4 million of nonperforming assets, or 1.5% of total assets, compared to $9.3 million, or 1.2% of total assets, as of June 30, 2014. The increase in nonperforming assets in fiscal 2015 was principally associated with nonaccrual purchased commercial real estate loans.

        TDRs represent loans for which concessions (such as extension of repayment terms or reductions of interest rates to below market rates) are granted due to a borrower's financial condition. Such concessions may include reductions of interest rates to below-market terms and/or extension of repayment terms. The balances and payment status of TDRs follow:

	June 30, 2015	June 30, 2014	June 30, 2013
	(Dollars in thousands)
Nonaccrual	$2,131	$2,117	$1,110
Accrual	6,365	4,057	2,632

Total TDRs	$8,496	$6,174	$3,742

        At June 30, 2015, the Company had real estate owned and other repossessed collateral amounting to $1.7 million, compared to $2.0 million at June 30, 2014, a decrease of $340 thousand. The real estate and personal property collateral for commercial and consumer loans are written down to fair value upon transfer to acquired assets. Revenues and expenses are recognized in the period when received or incurred on other real estate and in substance foreclosures. Gains and losses on disposition are recognized in noninterest income.

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

Potential Problem Loans

        Commercial real estate and commercial loans are periodically evaluated under a ten-point rating system. These ratings are guidelines in assessing the risk of a particular loan. The Company had $8.9 million and $7.4 million of loans rated substandard or worse at June 30, 2015 and June 30, 2014, respectively, an increase attributable to purchased loans. The following tables present the Company's loans by risk rating.

	June 30, 2015
	Originated Portfolio
	Commercial Real Estate	Commercial Business	Residential(1)	Purchased Portfolio	Total
	(Dollars in thousands)
Pass (1 - 6)	$133,465	$122,521	$8,049	$190,193	$454,228
Special mention (7)	4,417	31	634	5,628	10,710
Substandard (8)	1,687	—	429	6,771	8,887
Doubtful (9)	—	—	23	—	23
Loss (10)	—	—	—	—	—

	$139,569	$122,552	$9,135	$202,592	$473,848

	June 30, 2014
	Originated Portfolio
	Commercial Real Estate	Commercial Business	Residential(1)	Purchased Portfolio	Total
	(Dollars in thousands)
Pass (1 - 6)	$110,044	$41,271	$11,941	$189,986	$353,242
Special mention (7)	4,880	46	940	8,619	14,485
Substandard (8)	1,693	201	670	4,845	7,409
Doubtful (9)	—	—	—	—	—
Loss (10)	—	—	—	—	—

	$116,617	$41,518	$13,551	$203,450	$375,136

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

        The ALCO's primary tool for measuring, evaluating, and managing interest rate risk is income simulation analysis. Income simulation analysis measures the interest rate risk inherent in the Company's balance sheet at a given point in time by showing the effect of interest rate shifts on net interest income over defined time horizons. These simulations take into account the specific repricing, maturity, prepayment and call options of financial instruments that vary under different interest rate scenarios. The ALCO reviews simulation results to determine whether the exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. The Company considers a variety of specified rate scenarios, including instantaneous rate shocks, against static (or flat) rates when measuring interest rate risk, and evaluates results over two consecutive twelve-month periods. All changes are measured in comparison to the projected net interest income that would result from an "unchanged" scenario, where interest rates remain stable over the measured time horizon(s). As of June 30, 2015, the income simulation analysis (as noted in the table below) for the first twelve-month period indicated that exposure to changing interest rates fell within the Company's policy levels of tolerance.

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

        Assuming a 200 basis point increase and 100 basis point decrease in interest rates starting on June 30, 2015, we estimate that our net interest income in the following 12 months would increase by 1.3% if rates increased by 200 basis points and decrease by 0.2% if rates declined by 100 basis points. These results indicate a modest level of asset sensitivity in our balance sheet. An asset-sensitive position indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within specific time horizons, which would generally imply a favorable impact on net interest income in periods of rising interest rates and a negative impact in periods of falling rates. A liability-sensitive position would generally imply a negative impact on net interest income in periods of rising rates and a positive impact in periods of falling rates.

	Up 200 Basis Points	Down 100 Basis Points
June 30, 2015	1.3%	–0.2%
June 30, 2014	0.4%	–1.1%
June 30, 2013	–0.9%	–0.8%

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

        The following is a summary of the unused borrowing capacity of the Company at June 30, 2015 available to meet our short-term funding needs (dollars in thousands):

Brokered time deposits	$212,708	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	45,691	Unused advance capacity subject to eligible and qualified collateral
Federal Discount Window Borrower-in-Custody	2,200	Unused credit line subject to the pledge of loans
Other available lines	17,500

Total unused borrowing capacity	278,099

        Retail deposits and other core deposit sources including deposit listing services are used by the Bank to manage its overall liquidity position. While we currently do not seek wholesale funding such as FHLB advances and brokered deposits, the ability to raise them remains an important part of our liquidity contingency planning. While we closely monitor and forecast our liquidity position, it is affected by asset growth, deposit withdrawals and meeting other contractual obligations and commitments. The accuracy of our forecast assumptions may increase or decrease our overall available liquidity. To utilize the FHLB advance capacity, the purchase of additional capital stock in the Federal Home Loan Bank of Boston may be required. At June 30, 2015, the Bank had $350.0 million of immediately accessible liquidity, defined as cash that the Bank reasonably believes could be raised within 7 days through collateralized borrowings, brokered deposits or security sales. This position represented 41.1% of total assets. Further, at June 30, 2015, the Company had $89.9 million of cash and cash equivalents. This level of balance sheet liquidity is intended, in part, for future purchases of commercial real estate loans.

        On a parent company only basis, commitments and debt service requirements at June 30, 2015 consisted of junior subordinated debentures issued to NBN Capital Trust II, NBN Capital Trust III and NBN Capital Trust IV with a principal balance of $16.5 million. See Note 18 of the Notes to the Consolidated Financial Statements for carrying values, maturity dates and the use of purchased interest rate caps and swaps to hedge the interest expense in periods of rising interest rates. Based on the interest rates at June 30, 2015, the annual aggregate payments to meet the debt service of the junior subordinated debentures is approximately $412 thousand. Including the impact of the interest rate swap associated with NBN Capital Trust IV subordinated debentures, annual payments are expected to total $595 thousand.

        The principal sources of funds for the Company to meet parent-only obligations are dividends from the Bank, which are subject to regulatory limitations, and borrowings from public and private sources. For information on the restrictions on the payment of dividends by Northeast Bank, see Note 10 of the Notes to the Company's Consolidated Financial Statements in this Annual Report.

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

        Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

        A summary of the amounts of the Company's contractual obligations, and other commitments with off-balance sheet risk, both at June 30, 2015, follows:

	Payments Due-By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Dollars in thousands)
Contractual obligations:
FHLB advances	$30,000	$15,000	$15,000	$—	$—
Wholesale repurchase agreements	10,000	10,000	—	—	—
Junior subordinated debentures	16,496	—	—	—	16,496
Capital lease obligation	1,553	175	459	612	307
Short-term borrowings	1,368	1,368	—	—	—

Total debt obligations	59,417	26,543	15,459	612	16,803
Operating lease obligations	9,338	1,303	2,175	2,208	3,652

Total contractual obligations	$68,755	$27,846	$17,634	$2,820	$20,455

	Amount of Commitment Expiring-By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Dollars in thousands)
Commitments with off-balance sheet risk:
Commitments to grant loans	$24,966	$24,966	$—	$—	$—
Unused commitments under lines of credit	39,414	14,890	9,608	9,482	5,434
Standby letters of credit	60	60	—	—	—

Total commitments	$64,440	$39,916	$9,608	$9,482	$5,434

Capital

        Stockholders' equity was $112.8 million at June 30, 2015, an increase of $773 thousand from June 30, 2014. The increase due principally to earnings of $7.1 million, as well as $705 thousand of scheduled amortization of stock-based compensation, offset by $6.7 million in share repurchases (representing 710,662 shares), a decrease in accumulated other comprehensive income of $5 thousand and $402 thousand in dividends paid on common stock.

        See Note 10 of the Notes to the Consolidated Financial Statements for information on the Company's capital ratios. Regulatory capital ratios for the Company and the Bank currently exceed all applicable requirements, including the commitments made to the Federal Reserve and the Bureau in connection with the Merger to maintain minimum Tier 1 leverage and total risk-based capital ratios of 10% and 15%, respectively.

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

  •
  Effects of changes or trends in internal risk ratings

  •
  Other effects resulting from trends in the valuation of underlying collateral

        There were no significant changes in the Company's policies or methodology pertaining to the general component of the allowance for loan losses during the years ended June 30, 2015 or 2014.

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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and
Shareholders of Northeast Bancorp

        We have audited the accompanying consolidated balance sheets of Northeast Bancorp and subsidiary as of June 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northeast Bancorp and subsidiary at June 30, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts
September 28, 2015

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	June 30,
	2015	2014
Assets
Cash and due from banks	$2,789	$3,372
Short-term investments	87,061	78,887

Total cash and cash equivalents	89,850	82,259
Available-for-sale securities, at fair value	101,908	113,881
Loans held for sale	9,035	11,945
Loans	612,137	516,416
Less: Allowance for loan losses	1,926	1,367

Loans, net	610,211	515,049
Premises and equipment, net	8,253	9,135
Real estate owned and other repossessed collateral, net	1,651	1,991
Federal Home Loan Bank stock, at cost	4,102	4,102
Intangible assets, net	2,209	2,798
Bank owned life insurance	15,276	14,836
Other assets	8,335	5,935

Total assets	$850,830	$761,931

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Demand	$60,383	$50,140
Savings and interest checking	100,134	98,340
Money market	168,527	83,901
Time	345,715	341,948

Total deposits	674,759	574,329
Federal Home Loan Bank advances	30,188	42,824
Wholesale repurchase agreements	10,037	10,199
Short-term borrowings	2,349	2,984
Junior subordinated debentures issued to affiliated trusts	8,626	8,440
Capital lease obligation	1,368	1,558
Other liabilities	10,664	9,531

Total liabilities	737,991	649,865

Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2015 and June 30, 2014	—	—
Voting common stock, $1.00 par value, 25,000,000 authorized; 8,575,144 and 9,260,331 issued and outstanding at June 30, 2015 and 2014, respectively	8,575	9,260
Non-voting common stock, $1.00 par value, 3,000,000 authorized; 1,012,739 and 880,963 shares issued and outstanding at June 30, 2015 and June 30, 2014, respectively	1,013	881
Additional paid-in capital	85,506	90,914
Retained earnings	19,033	12,294
Accumulated other comprehensive loss	(1,288)	(1,283)

Total stockholders' equity	112,839	112,066

Total liabilities and stockholders' equity	$850,830	$761,931

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

	Year Ended June 30,
	2015	2014
Interest and dividend income:
Interest and fees on loans	$43,383	$37,009
Interest on available-for-sale securities	913	1,048
Other interest and dividend income	292	314

Total interest and dividend income	44,588	38,371

Interest expense:
Deposits	5,010	4,123
Federal Home Loan Bank advances	1,101	1,301
Wholesale repurchase agreements	288	357
Short-term borrowings	29	24
Junior subordinated debentures issued to affiliated trusts	718	765
Obligation under capital lease agreement	74	83

Total interest expense	7,220	6,653

Net interest and dividend income before provision for loan losses	37,368	31,718
Provision for loan losses	717	531

Net interest and dividend income after provision for loan losses	36,651	31,187

Noninterest income:
Fees for other services to customers	1,494	1,644
Gain on sales of loans held for sale	1,877	1,650
Gain on sales of portfolio loans	2,821	1,006
Gain recognized on real estate owned and other repossessed collateral, net	428	63
Bank-owned life insurance income	440	451
Other noninterest income	29	55

Total noninterest income	7,089	4,869

Noninterest expense:
Salaries and employee benefits	18,817	17,786
Occupancy and equipment expense	4,939	5,448
Professional fees	1,658	1,285
Data processing fees	1,355	1,209
Marketing expense	244	311
Loan acquisition and collection expense	1,458	1,539
FDIC insurance premiums	504	480
Intangible asset amortization	589	746
Legal settlement recovery	—	(250)
Other noninterest expense	3,040	3,223

Total noninterest expense	32,604	31,777

Income from continuing operations before income tax expense	11,136	4,279
Income tax expense	3,995	1,579

Net income from continuing operations	$7,141	$2,700

Loss from discontinued operations	$—	$(12)
Income tax benefit	—	(4)

Net loss from discontinued operations	—	(8)

Net income	$7,141	$2,692

Weighted-average shares outstanding:
Basic	9,980,733	10,404,784
Diluted	9,980,733	10,404,784
Earnings per common share:
Basic:
Income from continuing operations	$0.72	$0.26
Income from discontinued operations	0.00	0.00

Net income	$0.72	$0.26

Diluted:
Income from continuing operations	$0.72	$0.26
Income from discontinued operations	0.00	0.00

Net income	$0.72	$0.26

Cash dividends declared per common share:	$0.04	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended June 30,
	2015	2014
Net income	$7,141	$2,692
Other comprehensive income (loss), before tax:
Available-for-sale securities:
Change in net unrealized gain or loss on available-for-sale securities	442	1,358
Reclassification adjustment for net gains included in net income	—	—

Total available-for-sale securities	442	1,358
Derivatives and hedging activities:
Change in accumulated loss on effective cash flow hedges	(529)	(325)
Reclassification adjustments for net gains included in net income	(49)	(76)

Total derivatives and hedging activities	(578)	(401)

Total other comprehensive income (loss), before tax	(136)	957
Income tax expense (benefit) related to other comprehensive income (loss)	(131)	326

Other comprehensive income (loss), net of tax	(5)	631

Comprehensive income	$7,136	$3,323

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands, except share and per share data)

			Voting Common Stock		Non-voting Common Stock
	Preferred Stock								Accumulated Other Comprehensive Income (Loss)
							Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2013	—	$—	9,565,680	$9,566	880,963	$881	$92,745	$12,524	$(1,914)	$113,802
Net income	—	—	—	—	—	—	—	2,692	—	2,692
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	631	631
Common stock repurchased	—	—	(291,200)	(292)	—	—	(2,531)	—	—	(2,823)
Dividends on common stock at $0.28 per share	—	—	—	—	—	—	—	(2,922)	—	(2,922)
Stock-based compensation	—	—	—	—	—	—	686	—	—	686
Forfeiture of restricted common stock	—	—	(14,149)	(14)	—	—	14	—	—	—

Balance at June 30, 2014	—	$—	9,260,331	$9,260	880,963	$881	$90,914	$12,294	$(1,283)	$112,066

Net income	—	—	—	—	—	—	—	7,141	—	7,141
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	(5)	(5)
Common stock repurchased	—	—	(710,662)	(711)	—	—	(5,955)	—	—	(6,666)
Conversion of voting common stock to non-voting common stock	—	—	(131,776)	(132)	131,776	132	—	—	—	—
Dividends on common stock at $0.04 per share	—	—	—	—	—	—	—	(402)	—	(402)
Stock-based compensation	—	—	—	—	—	—	705	—	—	705
Issuance of restricted common stock	—	—	174,000	174	—	—	(174)	—	—	—
Forfeiture of restricted common stock	—	—	(16,749)	(16)	—	—	16	—	—	—

Balance at June 30, 2015	—	$—	8,575,144	8,575	1,012,739	$1,013	$85,506	$19,033	$(1,288)	$112,839

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended June 30,
	2015	2014
Operating activities:
Net income	$7,141	$2,692
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	717	531
Gain recognized on real estate owned and other repossessed collateral, net	(428)	(63)
Accretion of fair value adjustments on loans, net	(11,899)	(7,120)
Accretion of fair value adjustments on deposits, net	(171)	(560)
Accretion of fair value adjustments on borrowings, net	(112)	(242)
Originations of loans held for sale	(98,383)	(91,366)
Net proceeds from sales of loans held for sale	103,170	89,665
Gain on sales of loans held for sale, net	(1,877)	(1,650)
Gain on sales of portfolio loans, net	(2,821)	(1,006)
Amortization of intangible assets	589	746
Bank-owned life insurance income, net	(440)	(451)
Depreciation of premises and equipment	1,666	1,999
Loss on sale of premises and equipment	91	16
Deferred income tax benefit	(1,185)	(2,672)
Stock-based compensation	705	686
Amortization of securities, net	1,001	1,237
Changes in other assets and liabilities:
Other assets	(60)	576
Other liabilities	556	1,443

Net cash used in operating activities	(1,740)	(5,539)

Investing activities:
Purchases of available-for-sale securities	—	(48,481)
Proceeds from maturities and principal payments on available-for-sale securities	11,414	56,318
Loan purchases	(82,654)	(79,823)
Proceeds from sales of portfolio loans	23,260	9,305
Loan originations, principal collections, and purchased loan paydowns, net	(24,585)	(4,372)
Purchases of premises and equipment	(1,244)	(1,086)
Proceeds from sales of premises and equipment	369	11
Proceeds from sales of real estate owned and other repossessed collateral	2,563	1,674
Redemption of regulatory stock, net	—	1,619

Net cash used in investing activities	(70,877)	(64,835)

Financing activities:
Net increase in deposits	100,601	90,266
Net (decrease) increase in short-term borrowings	(635)	2,359
Dividends paid on common stock	(402)	(2,922)
Repurchase of common stock	(6,666)	(2,823)
Repayment of FHLB borrowings and wholesale repurchase agreements	(12,500)	(15,000)
Proceeds from FHLB borrowings	—	15,000
Repayment of capital lease obligation	(190)	(181)

Net cash provided by financing activities	80,208	86,699

Net increase in cash and cash equivalents	7,591	16,325
Cash and cash equivalents, beginning of year	82,259	65,934

Cash and cash equivalents, end of year	$89,850	$82,259

Supplemental schedule of cash flow information:
Interest paid	$7,487	$7,496
Income taxes paid, net of refunds received	5,664	3,500
Supplemental schedule of noncash investing and financing activities:
Transfers from loans to real estate owned and other repossessed collateral, net	$1,764	$1,531

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

Concentrations of Credit Risk

        Most of the Community Bank's business activity is with customers located within the State of Maine. However, the LASG purchase and origination, as well as the SBA National origination activities are diversified across the country. In all regions, the Company has emphasized the origination and purchase of commercial real estate loans. Repayment of loans is expected to come from cash flows of the borrower. Losses on secured loans are limited by the value of the collateral upon default of the borrowers. The Company does not have any significant concentrations to any one industry or customer.

Cash and Cash Equivalents

        For purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents consist of cash and due from banks and short-term investments. The Company is required to maintain a certain reserve balance in the form of cash or deposits with other financial institutions. At June 30, 2015 and 2014, such reserve balances totaled $4.4 million and $2.4 million, respectively.

Investment Securities

        Securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Those securities held for indefinite periods of time but not necessarily to maturity are classified as available for sale. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability, liquidity, or capital management strategies and may be sold in response to changes in interest rates, maturities, asset/liability mix, liquidity needs, regulatory capital needs or other business factors. Securities available for sale are carried at estimated fair value with unrealized gains and losses reported on an after-tax basis in stockholders' equity as accumulated other comprehensive income or loss.

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

Federal Home Loan Bank Stock

        During the periods presented, the Company has owned investments in the stock of the Federal Home Loan Bank of Boston ("FHLBB"). No ready market exists for these stocks, and they have no quoted market values. The Bank, as a member of the FHLBB, is required to maintain investments in the capital stock of the FHLBB equal to their membership base investments plus an activity-based investment determined according to the Bank's level of outstanding FHLBB advances. The Company reviews its investments in FHLB stock periodically to determine if other-than-temporary impairment exists. The Company reviews recent public filings, rating agency analysis and other factors, when making the determination.

Loans Held for Sale and Loan Servicing

        Residential real estate mortgage loans are designated as held for sale based on intent, which is determined when loans are underwritten. Loans originated and held for sale in the secondary market are carried at the lower of cost or fair value. The SBA National loans are designated as held for sale based on intent to sell, which is determined on a monthly basis. The guaranteed portions of the loans are transferred to held for sale and are carried at the lower of cost or fair value. Realized gains and losses on sales of loans are determined using the specific identification method. Direct loan originations costs and fees related to loans held for sale are deferred upon origination and are recognized on the date of sale.

        In its mortgage banking activities, the Company sells loans both on a servicing released and servicing retained basis. The Company recognizes as separate assets the rights to service mortgage loans for others, which is included in other assets on the consolidated balance sheet. The Company capitalizes mortgage servicing rights at their allocated cost (based on the relative fair values of the rights and the related loans) upon the sale of the related loans. The Company uses the amortization method to subsequently measure servicing assets. Mortgage servicing rights are amortized over the estimated weighted average life of the loans. The Company's assumptions with respect to prepayments, which affect the estimated average life of the loans, are adjusted quarterly and as necessary to reflect current circumstances. The Company evaluates the estimated life and fair value of its servicing portfolio based on data that is disaggregated to reflect note rate, type, and term on the underlying loans. The Company performs an assessment of capitalized mortgage servicing rights for impairment based on the current fair value of those rights. Fair value of the mortgage servicing rights is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, prepayment speeds and default rates and losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income.

        In its SBA national activity, the Company recognizes the SBA servicing rights as separate assets, which is included in other assets on the consolidated balance sheet. The Company capitalizes SBA servicing rights at the net present value of the fee income and fee cost spread upon the sale of the related loans. The Company uses the amortization method to subsequently measure servicing assets. The SBA servicing rights are amortized over the estimated weighted average life of the loans. The Company's assumptions with respect to prepayments, which affect the estimated average life of the loans, are adjusted quarterly and as necessary to reflect current circumstances. The Company evaluates the estimated life and fair value of its servicing portfolio based on data that is disaggregated to reflect note rate, type, and term on the underlying loans. The Company performs an assessment of capitalized SBA servicing rights for impairment based on the current fair value of those rights. Fair value of the mortgage servicing rights is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, prepayment speeds and default rates and losses. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income.

        In connection with the mortgage loans to be held for sale, the Company often offers interest rate lock commitments to prospective borrowers. The Company manages this interest rate risk by entering into offsetting forward sale agreements with third party investors for certain funded loans and loan commitments. The Company uses "best efforts" forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. The net effect of the derivative loan commitments and forward sale agreements is nominal at each date presented.

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

  •
  Effects of changes or trends in internal risk ratings

  •
  Other effects resulting from trends in the valuation of underlying collateral

        There were no significant changes in the Company's policies or methodology pertaining to the general component of the allowance for loan losses during the years ended June 30, 2015 or 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

Real Estate Owned and Other Repossessed Collateral

        Assets in control of the Company or acquired through foreclosure or repossession are held for sale and are initially recorded at fair value less cost to sell at the date control is established, resulting in a new cost basis. The amount by which the recorded investment in the loan exceeds the fair value (net of estimated cost to sell) of the foreclosed asset is charged to the allowance for loan losses. Subsequent declines in the fair value of the foreclosed asset below the new cost basis are recorded through the use of a valuation allowance or through a direct write-off. Subsequent increases in the fair value may only be recorded to the extent of any previously recognized valuation allowance. Rental revenue received and gains and losses recognized on foreclosed assets is included in other noninterest income, whereas operating expenses and changes in the valuation allowance relating to foreclosed assets are included in other noninterest expense.

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

Transfer of Financial Assets

        Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets. There are no agreements to repurchase before their maturity.

        The Company sells financial assets in the normal course of business, the majority of which are related to the SBA-guaranteed portion of loans, as well as residential mortgage loan sales through established programs, commercial loan sales through participation agreements, and other individual or portfolio loan and securities sales. In accordance with accounting guidance for asset transfers, the Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. With the exception of servicing and certain performance-based guarantees, the Company's continuing involvement with financial assets sold is minimal and generally limited to market customary representation and warranty clauses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

        In January 2014, the FASB issued ASU No. 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects ("ASU 2014-01"). The amendments in ASU 2014-01 provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The Company does not expect ASU 2014-01 to have material impact on the consolidated financial statements.

        In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective January 1, 2017 and is not expected to have a significant impact on the Company's financial statements. Additionally, in August 2015 the FAB issued ASU 2015-14, which effectively deferred the adoption of ASU 2014-09 by one year, to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

        In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures ("ASU 2014-11"). ASU 2014-11 requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, ASU 2014-11 requires separate accounting for repurchase financings, which entails the transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. ASU 2014-11 requires entities to disclose certain information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. In addition, ASU 2014-11 requires disclosures related to collateral, remaining contractual tenor and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. ASU 2014-11 became effective January 1, 2015 and did not have an impact on the Company's financial statements.

        In August 2014, the FASB issued ASU 2014-14, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure ("ASU 2014-14"). ASU 2014-14 affects creditors that hold government-guaranteed mortgage loans, including those guaranteed by the Federal Housing Administration (FHA) of the U.S.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

Department of Housing and Urban Development (HUD), and the U.S. Department of Veterans Affairs (VA). The update requires that, upon foreclosure, a guaranteed mortgage loan be derecognized and a separate other receivable be recognized when specific criteria are met. ASU 2014-14 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. The adoption of this guidance is not expected to have a significant impact on the Company's financial statements.

2. Securities Available-for-Sale

        The following presents a summary of the amortized cost, gross unrealized holding gains and losses, and fair value of securities available for sale.

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government agency securities	$48,191	$40	$(1)	$48,230
Agency mortgage-backed securities	54,553	2	(877)	53,678

	$102,744	$42	$(878)	$101,908

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government agency securities	$48,415	$31	$(28)	$48,418
Agency mortgage-backed securities	66,744	3	(1,284)	65,463

	$115,159	$34	$(1,312)	$113,881

        At June 30, 2015, the Company held no securities of any single issuer (excluding the U. S. Government and federal agencies) with a book value that exceeded 10 percent of stockholders' equity.

        When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on sale. There were no securities sold during fiscal 2015 or fiscal 2014. At June 30, 2015, investment securities with a fair value of approximately $12.4 million were pledged as collateral to secure outstanding wholesale repurchase agreements and FHLB advances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Securities Available-for-Sale (Continued)

        The following summarizes the Company's gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2015
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agency securities	$2,999	$(1)	$—	$—	$2,999	$(1)
Agency mortgage-backed securities	10,295	(106)	41,349	(771)	51,644	(877)

	$13,294	$(107)	$41,349	$(771)	$54,643	$(878)

	June 30, 2014
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agency securities	$24,141	$(28)	$—	$—	$24,141	$(28)
Agency mortgage-backed securities	—	—	62,734	(1,284)	62,734	(1,284)

	$24,141	$(28)	$62,734	$(1,284)	$86,875	$(1,312)

        There were no other-than-temporary impairment losses on securities during the years ended June 30, 2015 and 2014.

        At June 30, 2015, the Company had 16 securities in a continuous loss position for greater than twelve months. At June 30, 2015, all of the Company's available-for-sale securities were issued or guaranteed by either government agencies or government-sponsored enterprises. In management's estimation, the decline in fair value of the Company's available-for-sale securities at June 30, 2015 is attributable to changes in interest rates.

        Management of the Company, in addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company's investment portfolio, also considers the Company's ability and intent to hold such securities to maturity or recovery of cost. At June 30, 2015, it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. As such, management does not believe any of the Company's available-for-sale securities are other-than-temporarily impaired at June 30, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Securities Available-for-Sale (Continued)

        The amortized cost and fair values of available-for-sale debt securities by contractual maturity are shown below as of June 30, 2015. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within one year	$36,117	$36,142
Due after one year through five years	12,074	12,088
Due after five years through ten years	26,425	26,119
Due after ten years	28,128	27,559

	$102,744	$101,908

3. Loans, Allowance for Loan Losses and Credit Quality

        The composition of the Company's loan portfolio is as follows on the dates indicated.

	June 30, 2015			June 30, 2014
	Originated	Purchased	Total	Originated	Purchased	Total
	(Dollars in thousands)
Residential real estate	$106,275	$2,068	$108,343	$116,972	$3,687	$120,659
Home equity	24,326	—	24,326	27,975	—	27,975
Commercial real estate	148,425	200,251	348,676	116,617	199,481	316,098
Commercial business	122,860	273	123,133	41,518	282	41,800
Consumer	7,659	—	7,659	9,884	—	9,884

Total loans	$409,545	$202,592	$612,137	$312,966	$203,450	$516,416

        Included in the originated loan portfolio is $11.0 million of loans originated through SBA National, which includes $8.3 million of commercial real estate and $2.7 million of commercial business.

        Loans pledged as collateral with the FHLB for outstanding borrowings and additional borrowing capacity totaled $131.3 million and $187.6 million at June 30, 2015 and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans, Allowance for Loan Losses and Credit Quality (Continued)

Past Due and Nonaccrual Loans

        The following is a summary of past due and non-accrual loans.

	June 30, 2015
	30 - 59 Days	60 - 89 Days	Past Due 90 Days or More-Still Accruing	Past Due 90 Days or More- Nonaccrual	Total Past Due	Total Current	Total Loans	Non- Accrual Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$239	$973	$—	$1,393	$2,605	$103,670	$106,275	$3,021
Home equity	9	—	—	11	20	24,306	24,326	11
Commercial real estate	300	—	—	704	1,004	147,421	148,425	994
Commercial business	—	—	—	2	2	122,858	122,860	2
Consumer	105	29	—	56	190	7,469	7,659	190

Total originated portfolio	653	1,002	—	2,166	3,821	405,724	409,545	4,218
Purchased portfolio:
Residential real estate	—	—	—	—	—	2,068	2,068	—
Commercial business	—	—	—	—	—	273	273	—
Commercial real estate	86	299	—	2,410	2,795	197,456	200,251	6,532

Total purchased portfolio	86	299	—	2,410	2,795	199,797	202,592	6,532

Total loans	$739	$1,301	$—	$4,576	$6,616	$605,521	$612,137	$10,750

	June 30, 2014
	30 - 59 Days	60 - 89 Days	Past Due 90 Days or More-Still Accruing	Past Due 90 Days or More- Nonaccrual	Total Past Due	Total Current	Total Loans	Non- Accrual Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$222	$728	$—	$1,573	$2,523	$114,449	$116,972	$1,743
Home equity	109	7	—	120	236	27,739	27,975	160
Commercial real estate	126	136	—	629	891	115,726	116,617	1,162
Commercial business	—	—	—	—	—	41,518	41,518	5
Consumer	188	24	—	49	261	9,623	9,884	139

Total originated portfolio	645	895	—	2,371	3,911	309,055	312,966	3,209
Purchased portfolio:
Residential real estate	—	—	—	—	—	3,687	3,687	—
Commercial business	—	—	—	—	—	282	282	—
Commercial real estate	—	—	—	1,995	1,995	197,486	199,481	4,116

Total purchased portfolio	$—	$—	$—	$1,995	$1,995	$201,455	$203,450	$4,116

Total loans	$645	$895	$—	$4,366	$5,906	$510,510	$516,416	$7,325

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans, Allowance for Loan Losses and Credit Quality (Continued)

Allowance for Loan Losses and Impaired Loans

        Activity in the allowance for loan losses follows.

	Year ended June 30, 2015
	Residential Real Estate	Commercial Real Estate	Commercial Business	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$580	$358	$48	$79	$268	$34	$1,367
Provision	344	335	38	(37)	15	22	717
Recoveries	24	1	34	21	—	—	80
Charge-offs	(207)	—	(3)	(28)	—	—	(238)

Ending balance	$741	$694	$117	$35	$283	$56	$1,926

	Year ended June 30, 2014
	Residential Real Estate	Commercial Real Estate	Commercial Business	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$594	$173	$70	$189	$76	$41	$1,143
Provision	190	211	13	(66)	190	(7)	531
Recoveries	63	—	8	25	2	—	98
Charge-offs	(267)	(26)	(43)	(69)	—	—	(405)

Ending balance	$580	$358	$48	$79	$268	$34	$1,367

        The following table sets forth information regarding the allowance for loan losses by portfolio segment and impairment methodology.

	June 30, 2015
	Residential Real Estate	Commercial Real Estate	Commercial Business	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$435	$21	$—	$—	$—	$—	$456
Collectively evaluated	306	673	117	35	—	56	1,187
ASC 310-30	—	—	—	—	283	—	283

Total	$741	$694	$117	$35	$283	$56	$1,926

Loans:
Individually evaluated	$4,095	$2,381	$2	$253	$—	$—	$6,731
Collectively evaluated	126,506	146,044	122,858	7,406	—	—	402,814
ASC 310-30	—	—	—	—	202,592	—	202,592

Total	$130,601	$148,425	$122,860	$7,659	$202,592	$—	$612,137

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans, Allowance for Loan Losses and Credit Quality (Continued)

	June 30, 2014
	Residential Real Estate	Commercial Real Estate	Commercial Business	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$190	$84	$—	$6	$—	$—	$280
Collectively evaluated	390	274	48	73	—	34	820
ASC 310-30	—	—	—	—	268	—	267

Total	$580	$358	$48	$79	$268	$34	$1,367

Loans:
Individually evaluated	$2,314	$2,549	$—	$240	$—	$—	$5,103
Collectively evaluated	142,633	114,068	41,518	9,644	—	—	307,863
ASC 310-30	—	—	—	—	203,450	—	203,450

Total	$144,947	$116,617	$41,518	$9,884	$203,450	$—	$516,416

        Included in the loans collectively evaluated for the allowance for loan losses for the year ending June 30, 2015 are the SBA National and SBA community bank loans, which are assigned a loss rate on the unguaranteed portion of the loan. Included is an allowance of $282 thousand on a loan portfolio of $17.4 million, which includes the unguaranteed portion of the SBA National loans, as well as the SBA community bank loans.

        The following table sets forth information regarding impaired loans. Loans accounted for under ASC 310-30 that have performed based on cash flow and accretable yield expectations determined at date of acquisition are not considered impaired assets and have been excluded from the tables below.

	At June 30, 2015			For the Year Ended June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)			(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$1,975	$2,076	$—	$1,490	$92
Consumer	253	262	—	226	80
Commercial real estate	1,505	1,510	—	1,436	71
Commercial business	2	2	—	1	1
Purchased:					—
Commercial real estate	7,673	9,606	—	5,265	249

Total	11,408	13,456	—	8,418	493
Impaired loans with a valuation allowance:
Originated:
Residential real estate	2,120	2,060	435	1,715	87
Consumer	—	—	—	20	17
Commercial real estate	876	870	21	1,029	59
Commercial business	—	—	—	—	—
Purchased:
Commercial real estate	1,208	1,644	260	1,549	41

Total	4,204	4,574	716	4,313	204

Total impaired loans	$15,612	$18,030	$716	$12,731	$697

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans, Allowance for Loan Losses and Credit Quality (Continued)

	At June 30, 2014			For the Year Ended June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)			(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$1,005	$1,081	$—	$1,038	$41
Consumer	200	205	—	132	8
Commercial real estate	1,368	1,371	—	782	40
Commercial business	—	—	—	51	8
Purchased:
Commercial real estate	2,857	4,148	—	2,639	89

Total	5,430	6,805	—	4,642	186
Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,309	1,278	190	1,323	65
Consumer	40	47	6	75	5
Commercial real estate	1,181	1,187	84	1,131	78
Commercial business	—	—	—	30	1
Purchased:
Commercial real estate	1,890	2,215	166	1,228	76

Total	4,420	4,727	446	3,787	225

Total impaired loans	$9,850	$11,532	$446	$8,429	$411

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

        The following tables present the Company's loans by risk rating.

	June 30, 2015
	Originated Portfolio
	Commercial Real Estate	Commercial Business	Residential(1)	Purchased Portfolio	Total
	(Dollars in thousands)
Loans rated 1 - 6	$142,321	$122,829	$8,049	$190,193	$463,392
Loans rated 7	4,417	31	634	5,628	10,710
Loans rated 8	1,687	—	429	6,771	8,887
Loans rated 9	—	—	23	—	23
Loans rated 10	—	—	—	—	—

	$148,425	$122,860	$9,135	$202,592	$483,012

	June 30, 2014
	Originated Portfolio
	Commercial Real Estate	Commercial Business	Residential(1)	Purchased Portfolio	Total
	(Dollars in thousands)
Loans rated 1 - 6	$110,044	$41,271	$11,941	$189,986	$353,242
Loans rated 7	4,880	46	940	8,619	14,485
Loans rated 8	1,693	201	670	4,845	7,409
Loans rated 9	—	—	—	—	—
Loans rated 10	—	—	—	—	—

	$116,617	$41,518	$13,551	$203,450	$375,136

(1)
Certain of the Company's loans made for commercial purposes, but secured by residential collateral, are rated under the Company's risk-rating system.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans, Allowance for Loan Losses and Credit Quality (Continued)

Troubled Debt Restructurings

        The following table shows the Company's post-modification balance of TDRs by type of modification.

	Year Ended June 30,
	2015		2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Extended maturity	7	$1,934	5	$2,082
Adjusted interest rate	9	430	2	118
Rate and maturity	6	211	6	306
Principal deferment	1	443	2	341
Court ordered concession	4	84	2	50
Other	—	—	2	171

	27	$3,102	19	$3,068

        The following table shows loans modified in a TDR and the change in the recorded investment subsequent to the modifications.

	Year Ended June 30,
	2015			2014
	Number of Contracts	Recorded Investment Pre-Modification	Recorded Investment Post-Modification	Number of Contracts	Recorded Investment Pre-Modification	Recorded Investment Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	17	$1,223	$1,223	4	$164	$164
Home equity	—	—	—	2	22	22
Commercial real estate	1	200	200	5	691	691
Commercial business	—	—	—	1	18	18
Consumer	6	51	51	4	144	144

Total originated portfolio	24	1,474	1,474	16	1,039	1,039
Purchased portfolio:
Commercial real estate	3	1,628	1,628	3	1,990	2,029

Total purchased portfolio	3	1,628	1,628	3	1,990	2,029

Total	27	$3,102	$3,102	19	$3,029	$3,068

        As of June 30, 2015, there were no further commitments to lend associated with loans modified in a TDR.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans, Allowance for Loan Losses and Credit Quality (Continued)

        The following table shows the loans that have been modified during the past twelve months which have subsequently defaulted during the periods indicated. The Company considers a loan to have defaulted when it reaches 90 days past due.

	Year Ended June 30,
	2015		2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Residential	3	$100	3	$163
Consumer	—	—	1	10

	3	$100	4	$173

ASC 310-30 Loans

        The following table presents a summary of loans accounted for under ASC 310-30 that were acquired by the Company during the year ended June 30, 2015.

	June 30, 2015	June 30, 2014
	(Dollars in thousands)
Contractually required payments receivable	$128,452	$116,786
Nonaccretable difference	(2,042)	(1,564)

Cash flows expected to be collected	126,410	115,222
Accretable yield	(43,756)	(35,399)

Fair value of loans acquired	$82,654	$79,823

        Certain of the loans accounted for under ASC 310-30 that were acquired by the Company are not accounted for using the income recognition model because the Company cannot reasonably estimate cash flows expected to be collected. The carrying amounts of such loans are as follows:

June 30, 2015
(Dollars in thousands)
Loans acquired during the period	$357
Loans at end of period	6,127

        For the year ended June 30, 2014, no loans acquired by the Company were not accounted for using the income recognition model.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans, Allowance for Loan Losses and Credit Quality (Continued)

        The following table summarizes the activity in the accretable yield for loans accounted for under ASC 310-30.

	June 30, 2015	June 30, 2014
	(Dollars in thousands)
Beginning balance	$109,040	$108,251
Acquisitions	43,756	35,399
Accretion	(16,886)	(15,433)
Reclassifications from nonaccretable difference, net	157	791
Disposals and other changes	(24,618)	(19,968)

End balance	$111,449	$109,040

        The following table provides information related to the unpaid principal balance and carrying amounts of ASC 310-30 loans.

	June 30, 2015	June 30, 2014
	(Dollars in thousands)
Unpaid principal balance	$235,716	$239,376
Carrying amount	199,113	201,171

4. Premises and Equipment

        Premises and equipment consists of the following:

	June 30, 2015	June 30, 2014	Estimated Useful Life
	(Dollars in thousands)		(In years)
Land	$804	$940	n/a
Buildings	1,760	2,119	39
Assets recorded under capital lease	1,850	1,850	Term of lease
Leasehold and building improvements	3,051	2,330	5 - 39 (or term of lease, if shorter)
Furniture, fixtures and equipment	7,745	7,286	3 - 7

	15,210	14,525
Less accumulated depreciation	6,957	5,390

Net premises and equipment	$8,253	$9,135

        Depreciation and amortization of premises and equipment included in occupancy and equipment expense was $1.7 million for the year ended June 30, 2015 and $2.0 million for the year ended June 30, 2014.

5. Intangible Assets

        At June 30, 2015 and 2014, intangible assets consisted of a core deposit intangible. The Company's core deposit intangible is being amortized on an accelerated basis over 9.5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Intangible Assets (Continued)

        The changes in the carrying amount of the core deposit intangible follow:

June 30, 2015
(Dollars in thousands)
Balance, June 30, 2013	$3,544
Amortization	(746)

Balance, June 30, 2014	2,798
Amortization	(589)

Balance, June 30, 2015	$2,209

        The components of core deposit intangible follow:

	June 30, 2015	June 30, 2014
	(Dollars in thousands)
Core Deposit Intangible:
Gross carrying amount	$6,348	$6,348
Accumulated amortization	(4,139)	(3,550)

	$2,209	$2,798

        Estimated annual amortization expense associated with the core deposit intangible follows for the fiscal years ending June 30:

June 30, 2015
(Dollars in thousands)
2016	$477
2017	432
2018	433
2019	433
2020	434

$2,209

6. Transfers and Servicing of Financial Assets

        The Company sells loans in the secondary market and retains the servicing responsibility for the sold loans. Consideration for the sale includes the cash received as well as the related servicing rights asset. The Company receives fees for the services provided. Mortgage loans sold in the year ended June 30, 2015 totaled $101.3 million, compared to $88.0 million in the year ended June 30, 2014. Mortgage serviced for others totaled $108.4 million and $82.0 million at June 30, 2015 and 2014, respectively. SBA loans sold during the year ended June 30, 2015 totaled $22.2 million, compared to $3.6 million in the year ended June 30, 2014. SBA serviced for others totaled $53.5 million and $37.8 million at June 30, 2015 and 2014, respectively.

        Mortgage loans and SBA loans serviced for others are accounted for as sales and therefore are not included in the accompanying consolidated balance sheets. The risks inherent in mortgage servicing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Transfers and Servicing of Financial Assets (Continued)

assets and SBA servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.

        Contractually specified servicing fees were $471 thousand and $521 thousand for the year ended June 30, 2015 and 2014, respectively, and included as a component of loan related fees within non-interest income.

        The significant assumptions used in the valuation for mortgage servicing rights as of June 30, 2015 included a weighted average discount rate of 7.5% and a weighted average prepayment speed assumption of 13.14%. For the SBA servicing rights, the significant assumptions used in the valuation included pre-payment speed assumptions ranging from 6.08% to 7.25%.

        Mortgage servicing rights activity was as follows:

June 30, 2015
(Dollars in thousands)
Balance, June 30, 2013	$68
Additions	—
Disposals	—
Amortization	(24)
Allowance Adjustment	20

Balance, June 30, 2014	64
Additions	—
Disposals	—
Amortization	(28)
Allowance Adjustment	1

Balance, June 30, 2015	$37

        SBA servicing rights activity was as follows:

June 30, 2015
(Dollars in thousands)
Balance, June 30, 2013	$116
Additions	138
Disposals	—
Amortization	(18)
Allowance Adjustment	—

Balance, June 30, 2014	236
Additions	940
Disposals	—
Amortization	(80)
Allowance Adjustment	(19)

Balance, June 30, 2015	$1,077

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Deposits

        The composition of deposits is as follows:

	June 30, 2015	June 30, 2014
	(Dollars in thousands)
Demand	$60,383	$50,140
NOW	64,289	63,648
Money market	168,527	83,901
Regular savings	35,845	34,692
Time certificates of less than $100 thousand	82,973	90,644
Other time certificates	262,742	251,304

	$674.759	$574,329

        The aggregate amount of time deposits in denominations of $250 thousand or more as of June 30, 2015 and 2014 was $569 thousand and $2.3 million, respectively.

        At June 30, 2015 scheduled maturities of time certificates by fiscal year are as follows:

June 30, 2015
(Dollars in thousands)
2016	$149,656
2017	101,195
2018	51,976
2019	28,249
2020	14,306
Thereafter	333

$345,715

8. Borrowings

Federal Home Loan Bank Advances

        A summary of advances from the Federal Home Loan Bank of Boston as of June 30 follows:

	Unpaid Principal Balance		Carrying Amount(1)		Weighted Average Interest Rate
Maturity By Fiscal Year	2015	2014	2015	2014	2015	2014
	(Dollars in thousands)
2016	15,000	—	15,000	—	0.38%	—
2017	10,000	10,000	10,123	10,210	2.84%	4.26%
2018	5,000	5,000	5,065	5,091	1.43%	4.29%

	$30,000	$15,000	$30,188	$15,301	2.34%	2.51%

(1)
The difference between the carrying amount and the unpaid principal balance is the result of purchase accounting. The premium or discount is being amortized or accreted as interest expense over the instrument's contractual life.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Borrowings (Continued)

        At June 30, 2015, FHLB advances with unpaid principal of $10.0 million were subject to call provisions and may be called prior to the stated maturity.

        Certain mortgage loans, free of liens, pledges and encumbrances and certain investment securities maintained at the FHLB not otherwise pledged have been pledged under a blanket agreement to secure these advances. The Company is required to own stock in the Federal Home Loan Bank of Boston in order to borrow from the FHLB.

        As of June 30, 2015, the Company had approximately $45.7 million of additional capacity to borrow from the FHLB.

Wholesale Repurchase Agreements

        A summary of wholesale repurchase agreements as of June 30 follows:

	Unpaid Principal Balance		Carrying Amount(1)		Weighted Average Interest Rate
Maturity By Fiscal Year	2015	2014	2015	2014	2015	2014
	(Dollars in thousands)
2016	10,000	10,000	10,037	10,199	4.44%	4.44%

	$10,000	$10,000	$10,037	$10,199	4.44%	4.44%

(1)
The difference between the carrying amount and the unpaid principal balance is the result of purchase accounting. The premium or discount is being amortized or accreted as interest expense over the instrument's contractual life.

        At June 30, 2015, $10.0 million of wholesale repurchase agreements maturing in fiscal 2016 are callable on a quarterly basis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Borrowings (Continued)

        The outstanding capital lease obligations are as follows for years ending June 30, 2015:

Capital Lease Obligation
(Dollars in thousands)
2016	$303
2017	306
2018	306
2019	306
2020	306
2021 and thereafter	25

1,552
Imputed interest	(184)

Capital lease obligation	$1,368

Short-Term Borrowings

        Short-term borrowings are sweep accounts, which are a demand account product that moves balances in excess of an agreed upon target amount from a demand deposit account into an interest-bearing account overnight. The sweep account is collateralized with a letter of credit issued by the FHLBB. The weighted average interest rate on short-term borrowings was 1.91% and 1.35% at June 30, 2015 and 2014, respectively.

9. Junior Subordinated Debentures Issued to Affiliated Trusts

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

        The following table summarizes the Junior Subordinated Debentures issued by the Company to each affiliated trust and the Private Trust Securities issued by each affiliated trust as of June 30, 2015. Amounts include the junior subordinated debentures acquired by the affiliated trusts from the Company with the capital contributed by the Company in exchange for the common securities of such trust, which were $93 thousand each for NBN Capital Trust II and III and $310 thousand for NBN Capital Trust IV. The trust preferred securities (the "Preferred Securities") were sold in two separate private placement offerings. The Company has the right to redeem the Junior Subordinated Debentures, in whole or in part, on or after March 30, 2009, for NBN Capital Trust II and III, and on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Junior Subordinated Debentures Issued to Affiliated Trusts (Continued)

or after February 23, 2010, for NBN Capital Trust IV, at the redemption price specified in the associated Indenture, plus accrued but unpaid interest to the redemption date.

		Unpaid Principal Balance
				Carrying Amount(1)
	Maturity Date
		2015	2014	2015	2014
		(Dollars in thousands)
NBN Capital Trust II	March 30, 2034	$3,093	$3,093	$1,835	$1,804
NBN Capital Trust III	March 30, 2034	3,093	3,093	1,835	1,804
NBN Capital Trust IV	February 23, 2035	10,310	10,310	4,956	4,832

		$16,496	$16,496	$8,626	$8,440

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

        The Junior Subordinated Debentures each have variable rates indexed to three-month LIBOR. During the fiscal year ended June 30, 2010, the Company purchased two interest rate caps and an interest rate swap to hedge the interest rate risk on notional amounts of $6 million and $10 million, respectively, of the Company's Junior Subordinated Debentures. Each was a cash flow hedge to manage the risk to net interest income in a period of rising rates. During the fiscal year ended June 30, 2015, both the $6 million cap and the $10 million interest rate swap expired, and two interest rate caps in the amounts of $6 million and $10 million were purchased in October 2014 and March 2015, respectively.

        The interest rate caps hedge the junior subordinated debt resulting from the issuance of trust preferred securities by our affiliates NBN Capital Trust II, NBN Capital Trust III and NBN Capital Trust IV. The notional amount of $6 million and $10 million for each interest rate cap represents the outstanding junior subordinated debt from each trust. The strike rate is 2.50%. The Company will recognize higher interest expense on the junior subordinated debt for the first 200 basis points increase in three-month LIBOR. Once the three-month LIBOR rate exceeds 2.50% on a quarterly reset date, there will be a payment by the counterparty to the Company at the following quarter end. The effective date of the purchased interest rate caps were October 2014 and March 2015, respectively, and mature five years after.

10. Capital and Regulatory Matters

        The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Capital and Regulatory Matters (Continued)

direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."

        As of June 30, 2015 and 2014, the most recent notification from the Company's and the Bank's regulator categorized the Company and the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Company and the Bank must maintain minimum Common equity tier 1 risk-based, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's regulatory designation as "well-capitalized" under the regulatory framework for prompt corrective action.

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios as set forth in the table below. At June 30, 2015 and 2014, the Company's and the Bank's ratios exceeded the regulatory requirements. Management believes that the Company and the Bank met all capital adequacy requirements to which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Capital and Regulatory Matters (Continued)

they were subject as of June 30, 2015 and 2014. The Company's and the Bank's regulatory capital ratios are set forth below.

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Correction Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
June 30, 2015:
Common equity tier 1 capital to risk weighted assets:
Company	$120,461	19.72%	$27,489	≥4.5%	$	N/A	N/A
Bank	107,589	17.57%	27,556	≥4.5%		39,802	≥6.5%
Total capital to risk weighted assets:
Company	122,424	20.04%	48,872	≥8.0%		N/A	N/A
Bank	111,340	18.18%	48,994	≥8.0%		61,243	≥10.0%
Tier 1 capital to risk weighted assets:
Company	120,461	19.72%	24,434	≥4.0%		N/A	N/A
Bank	107,589	17.57%	24,494	≥4.0%		36,741	≥6.0%
Tier 1 capital to average assets:
Company	120,461	14.42%	33,415	≥4.0%		N/A	N/A
Bank	107,589	12.87%	33,439	≥4.0%		41,798	≥5.0%
June 30, 2014:
Total capital to risk weighted assets:
Company	$120,818	23.69%	$40,808	≥8.0%	$	N/A	N/A
Bank	103,160	20.12%	41,027	≥8.0%		51,284	≥10.0%
Tier 1 capital to risk weighted assets:
Company	119,421	23.41%	20,404	≥4.0%		N/A	N/A
Bank	99,256	19.35%	20,514	≥4.0%		30,771	≥6.0%
Tier 1 capital to average assets:
Company	119,421	15.90%	30,049	≥4.0%		N/A	N/A
Bank	99,256	13.22%	30,028	≥4.0%		37,536	≥5.0%

        The Bank may not declare or pay a cash dividend on, or repurchase, any of its capital stock from the Parent if the effect thereof would cause the capital of the Bank to be reduced below the capital requirements imposed by the regulatory authorities or if such amount exceeds the otherwise allowable amount under FRB rules.

        In connection with the Merger, as part of the regulatory approval process, the Company and the Bank made certain commitments to the Federal Reserve, the most significant of which are (i) to maintain a Tier 1 leverage ratio of at least 10%, (ii) to maintain a total risk-based capital ratio of at least 15%, (iii) to limit purchased loans to 40% of total loans, (iv) to fund 100% of the Company's loans with core deposits (defined as non-maturity deposits and non-brokered insured time deposits), and (v) to hold non-owner occupied commercial real estate loans to within 300% of total risk-based capital. The Company and the Bank are currently in compliance with all commitments to the Federal Reserve.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Earnings Per Common Share

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

	Year ended June 30,
	2015	2014
	(Dollars in thousands, except share and per share data)
Net income from continuing operations	$7,141	$2,692
Preferred stock dividends and accretion	—	—

Net income from continuing operations available to common shareholders	$7,141	$2,692

Weighted average shares used in calculation of basic earnings per share	9,980,733	10,404,784
Incremental shares from assumed exercise of dilutive securities	—	—

Weighted average shares used in calculation of diluted earnings per share	9,980,733	10,404,784

Earnings per common share:
Income from continuing operations	$0.72	$0.26
Income from discontinued operations	0.00	0.00

Earnings per common share	$0.72	$0.26

Diluted earnings per common share:
Income from continuing operations	$0.72	$0.26
Income from discontinued operations	0.00	0.00

Diluted earnings per common share	$0.72	$0.26

        For the years ended June 30, 2015 and 2014, the following stock options and warrants were excluded from the calculation of diluted EPS due to the exercise price of these options exceeding the average market price of the Company's common stock for the period. These options, which were not dilutive at that date, may potentially dilute EPS in the future.

	Year ended June 30,
	2015	2014
Stock options	1,059,721	1,149,131
Warrants	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes

        The current and deferred components of income tax expense from continuing operations follows:

	Year Ended June 30,
	2015	2014
	(Dollars in thousands)
Current provision
Federal	$4,282	$3,518
State	898	733

Total current provision	5,180	4,251
Deferred benefit
Federal	(901)	(2,482)
State	(284)	(190)

Total deferred benefit	(1,185)	(2,672)

Total tax provision	$3,995	$1,579

        The reconciliation between the statutory federal income tax rate of 34% and the effective tax rate on income from continuing operations follows:

	Year Ended June 30,
	2015	2014
	(Dollars in thousands)
Expected income tax expense at federal tax rate	$3,786	$1,450
State tax, net of federal tax benefit	379	359
Non-taxable BOLI income	(150)	(153)
Low-income housing tax credit	(118)	(118)
Other	98	41

Total tax provision	$3,995	$1,579

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

        The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30 follows:

	June 30,
	2015	2014
	(Dollars in thousands)
Deferred tax assets
Allowance for loan losses	$722	$501
Loan basis differential	3,781	3,198
Time deposit basis differential	4	68
Derivative basis differential	—	30
Capital lease	521	585
Compensation and benefits	809	460
Stock-based compensation	1,167	897
Unrealized loss on derivatives	472	225
Unrealized loss on available for sale securities	318	434
Interest on nonperforming loans	289	312
Limited partnerships	124	100
Other	777	733

Gross deferred tax asset	8,984	7,543
Less: valuation allowance	49	—

Total deferred tax assets	8,935	7,543
Deferred tax liabilities
Intangible assets	842	1,050
Prepaid expenses	368	238
Premises and equipment	1,231	1,443
Borrowings basis differential	2,869	2,811
Other	424	113

Total deferred tax liability	5,734	5,655

Net deferred tax asset	$3,201	$1,888

        The net deferred tax asset was included in other assets in the accompanying balance sheet as of June 30, 2015 and June 30, 2014.

        In accordance with ASC 740, deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the tax benefit depends upon the existence of sufficient taxable income within the carry-back and future periods.

        The Company believes that it is more likely than not that the net deferred tax asset as of June 30, 2015, excluding the net deferred tax asset on capital losses, will be realized, based upon the ability to generate future taxable income as well as the availability of current and historical taxable income. The Company believes it is more likely than not that the net deferred tax asset related to capital losses will not be realized and has recorded a valuation allowance of $49 thousand at June 30, 2015, attributable to this net deferred tax asset.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

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

        From time to time, the Internal Revenue Service (the "IRS") and state tax authorities may review or challenge specific tax positions taken by the Company in its ordinary course of business. The Company accounts for uncertainties in income taxes by reserving for tax positions that may not be upheld under examination. Increases to the Company's unrealized tax positions occur as a result of accruing for the unrecognized tax benefit as well the accrual of interest and penalties related to prior year positions. Decreases in the Company's unrealized tax positions occur as a result of the statute of limitation lapsing on prior year positions or settlements relating to outstanding positions. The Company reserves for uncertain tax positions, as well as related interest and penalties, as a component of income tax expense therefore affecting the effective tax rate. The following is a reconciliation of the beginning and ending amounts of the Company's uncertain tax positions:

	Tax Position	Interest and Penalties	Total
	(Dollars in thousands)
Balance, June 30, 2013	$—	$—	$—
Reduction of tax positions for prior years	—	—	—
Increase for prior year tax position	101	12	113
Increase for current year tax position	—	—	—

Balance, June 30, 2014	$101	$12	$113

Reduction of tax positions for prior years	—	—	—
Increase for prior year tax position	8	6	14
Increase for current year tax position	—	—	—

Balance, June 30, 2015	$109	$18	$127

        The Company is currently open to audit under the statute of limitations by the IRS and state taxing authorities for the fiscal 2012 tax return and forward.

13. Employee Benefit Plans

401(k) Plan

        The Company offers a contributory 401(k) plan that is available to all full-time salaried and hourly-paid employees who have attained age 18, and completed 90 days of employment. Employees may contribute up to 100% of their base compensation, subject to IRS limitations. The Company will match 50% of each employee's contribution up to the first 6% contributed. For the years ended June 30, 2015 and 2014, the Company contributed $315 thousand and $341 thousand, respectively.

Deferred Compensation

        The Company has individual deferred compensation agreements with five former senior officers. The Company recognized deferred compensation expense of $30 thousand and $80 thousand for the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Employee Benefit Plans (Continued)

years ended June 30, 2015 and 2014, respectively. At June 30, 2015 and 2014, the Company's deferred compensation liability was $512 thousand and $485 thousand, respectively.

14. Stock-Based Compensation

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

        A summary of stock option activity for the year ended June 30, 2015 follows:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,143,195	$12.44
Granted	20,000	9.19
Exercised	—	—
Forfeited	(103,474)	10.77

Outstanding at end of year	1,059,721	12.58

Exercisable	305,595	13.81

	Shares	Weighted Average Grant Date Fair Value
Exercisable, beginning of year	223,706	$3.74
Vested	95,570	3.15
Exercised	—	—
Forfeited or expired	(13,681)	3.85

Exercisable, end of year	305,595	3.55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stock-Based Compensation (Continued)

        The fair values of options granted have been estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions.

	Year Ended June 30,
	2015	2014
Assumptions:
Dividend yield	0.43%	3.85%
Expected life	7.0 years	7.0 years
Expected volatility	30.30%	30.38%
Risk-free interest rate	2.03%	2.14%
Weighted average fair value per option	$3.11	$1.95

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

14. Stock-Based Compensation (Continued)

        The incremental expense resulting from the modification was calculated as the difference between the stock option's fair value immediately before and after the modification using the Hull-White option pricing model and the following weighted-average assumptions:

Assumptions:
Dividend yield	3.72%
Expected life	7.8 years
Expected volatility	28.45% - 32.84%
Risk-free interest rate	0.07% - 1.54%
Incremental weighted average fair value per option	$0.52

        The following table summarizes information about stock options outstanding at June 30, 2015.

Options Outstanding				Options Exercisable
(Dollars in thousands, except per share data)
Weighted Average Exercise Price	Number	Weighted Average Remaining Life	Aggregate Intrinsic Value	Weighted Average Exercise Price	Number	Weighted Average Remaining Life	Aggregate Intrinsic Value
9.30	20,000	8.64 years	13	9.30	—	8.64 years	—
9.38	295,176	7.59	168	9.38	13,224	7.59	8
9.39	10,000	9.08	6	9.39	—	9.08	—
12.63	32,500	6.58	—	12.63	10,833	6.58	—
13.93	540,035	5.50	—	13.93	216,734	5.50	—
14.52	162,010	5.50	—	14.52	64,804	5.50	—

12.58	1,059,721	6.21	187	13.81	305,595	6.21	8

        A summary of restricted stock activity for the year ended June 30, 2015 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	55,814	$9.33
Granted	174,000	9.35
Vested	(1,055)	9.33
Forfeited	(16,749)	9.39

Unvested at end of period	212,010	9.34

        At June 30, 2015 and 2014, the Company has accrued a liability of $48 thousand representing the maximum cash payment for performance-based stock appreciation rights ("SARs") granted in the fiscal year ended June 30, 2011. The SARs expire in December of 2020.

        Stock-based compensation totaled $705 thousand for the year ended June 30, 2015 and $686 thousand for the year ended June 30, 2014. The tax benefit related to stock-based compensation expensed totaled $253 thousand for the year ended June 30, 2015 and $258 thousand for the year

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stock-Based Compensation (Continued)

ended June 30, 2014. The estimated amount and timing of future pre-tax stock-based compensation expense to be recognized are as follows.

	Year Ending June 30,
	2016	2017	2018	2019	2020	Total
	(Dollars in thousands)
Stock options	$331	$185	$76	$12	$1	$605
Restricted stock	400	400	363	312	84	1,559

	$731	$585	$439	$324	$85	$2,164

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

        Financial instruments with contract amounts which represent credit risk are as follows:

	June 30,
	2015	2014
	(Dollars in thousands)
Commitments to grant loans	$24,966	$14,282
Unfunded commitments under lines of credit	39,414	34,657
Standby letters of credit	60	166

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter aparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The Company has recorded an allowance for possible losses on commitments and unfunded loans totaling $37 thousand and $30 thousand recorded in other liabilities at June 30, 2015 and 2014, respectively.

        Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are issued to support private borrowing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments, Contingent Liabilities and Other Off-Balance Sheet Risks (Continued)

arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of June 30, 2015 and 2014, the maximum potential amount of the Company's obligation was $60 thousand and $166 thousand, respectively, for financial and standby letters of credit. The Company's outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer's underlying line of credit. If the customer's line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Lease Obligations

        The Company leases certain properties used in operations under terms of operating leases that include renewal options. The leases contain renewal options and escalation clauses which provide for increased rental expense as these leases expire. Rental expense under leases totaled $1.2 million for the year ended June 30, 2015 and $1.3 million for the year ended June 30, 2014.

        Approximate future minimum lease payments over the remaining terms of the Company's leases at June 30, 2015 are as follows:

Minimum lease payments
(Dollars in thousands)
2016	$1,303
2017	1,094
2018	1,081
2019	1,095
2020	1,113
Thereafter	3,651

Total	$9,337

Legal Proceedings

        The Company and its subsidiary are parties to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company's consolidated financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Other Comprehensive Income

        The components of other comprehensive income follow:

	Year Ended June 30,
	2015			2014
	Pre-tax Amount	Tax Expense (Benefit)	After-tax Amount	Pre-tax Amount	Tax Expense (Benefit)	After-tax Amount
	(Dollars in thousands)
Change in net unrealized gain or loss on available-for-sale securities	$442	$116	$326	$1,358	$462	$896
Reclassification adjustment for net gains included in net income	—	—	—	—	—	—

Total available-for-sale securities	442	116	326	1,358	462	896

Change in accumulated loss on effective cash flow hedges	(529)	(228)	(301)	(325)	(110)	(215)
Reclassification adjustment for net gains included in net income	(49)	(19)	(30)	(76)	(26)	(50)

Total derivatives and hedging activities	(578)	(247)	(331)	(401)	(136)	(265)

Total other comprehensive income (loss)	$(136)	$(131)	$(5)	$957	$326	$631

        Accumulated other comprehensive loss is comprised of the following components:

	June 30, 2015	June 30, 2014
	(Dollars in thousands)
Unrealized loss on available-for-sale securities	$(836)	$(1,278)
Tax effect	318	434

Net-of-tax amount	(518)	(844)

Unrealized loss on cash flow hedges	(1,242)	(664)
Tax effect	472	225

Net-of-tax amount	(770)	(439)

Accumulated other comprehensive loss	$(1,288)	$(1,283)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Derivatives (Continued)

        The Company currently holds derivative instruments that contain credit-risk related features that are in a net liability position, which may require that collateral be assigned to dealer banks. At June 30, 2015, the Company had posted cash collateral totaling $1.6 million with dealer banks related to derivative instruments in a net liability position.

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

        Information pertaining to outstanding interest rate caps and swap agreements used to hedge junior subordinated debt and FHLB advances is as follows.

June 30, 2015
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Loss	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$5,000	July 2013	July 2033	3 Mo. LIBOR	0.28%	3.38%	n/a	(472)	(472)	Other Liabilities
5,000	July 2013	July 2028	3 Mo. LIBOR	0.28%	3.23%	n/a	(368)	(368)	Other Liabilities
5,000	July 2013	July 2023	3 Mo. LIBOR	0.28%	2.77%	n/a	(208)	(208)	Other Liabilities
Interest rate caps:
6,000	October 2014	September 2019	3 Mo. LIBOR	n/a	n/a	2.50%	(114)	63	Other Assets
10,000	March 2015	February 2020	3 Mo. LIBOR	n/a	n/a	2.50%	(80)	136	Other Assets

$31,000							$(1,242)	$(849)

June 30, 2014
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Loss	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$10,000	February 2010	February 2015	3 Mo. LIBOR	2.12%	4.69%	n/a	$(99)	$(165)	Other Liabilities
5,000	July 2013	July 2033	3 Mo. LIBOR	0.23%	3.38%	n/a	(216)	(216)	Other Liabilities
5,000	July 2013	July 2028	3 Mo. LIBOR	0.23%	3.23%	n/a	(200)	(200)	Other Liabilities
5,000	July 2013	July 2023	3 Mo. LIBOR	0.23%	2.77%	n/a	(133)	(133)	Other Liabilities
Interest rate caps:
6,000	September 2009	September 2014	3 Mo. LIBOR	n/a	n/a	2.51%	(16)	—	Other Assets

$31,000							$(664)	$(714)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Derivatives (Continued)

        During the years ended June 30, 2015 and 2014, no interest rate cap or swap agreements were terminated prior to maturity. Changes in the fair value of interest rate caps and swaps designated as hedging instruments of the variability of cash flows associated with variable rate debt are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the debt affects earnings. Risk management results for the years ended June 30, 2105 and 2014 related to the balance sheet hedging of variable rate debt indicates that the hedges were effective.

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

	Year Ended June 30,
	2015	2014
	(Dollars in thousands)
Interest income (expense):
Interest rate caps	$(15)	$(24)
Interest rate swap	64	100

Total	$49	$76

        The Company does not expect to record interest income or interest expense related to interest rate swap or interest rate cap ineffectiveness in the next twelve months.

18. Fair Value Measurements

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Fair Value Measurements (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Fair Value Measurements (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

          Collaterally dependent impaired loans— Valuations of impaired loans measured at fair value are determined by a review of collateral values. Certain inputs used in appraisals are not always observable, and therefore impaired loans are generally categorized as Level 3 within the fair value hierarchy.

          Real estate owned and other repossessed collateral— The fair values of real estate owned and other repossessed collateral are estimated based upon appraised values less estimated costs to sell. Certain inputs used in appraisals are not always observable, and therefore may be categorized as Level 3 within the fair value hierarchy. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified as Level 3 within the fair value hierarchy.

          Loan servicing rights— The fair value of the SBA and mortgage servicing rights is based on a valuation model that calculates the present value of estimated future net servicing income. Adjustments are only recorded when the discounted cash flows derived from the valuation model are less than the carrying value of the asset. Certain inputs are not observable, and therefore loan servicing rights are generally categorized as Level 3 within the fair value hierarchy.

Fair Value of other Financial Instruments:

          Cash and cash equivalents— The fair value of cash, due from banks, interest bearing deposits and FHLB overnight deposits approximates their relative book values, as these financial instruments have short maturities.

          FHLB stock— The carrying value of FHLB stock approximates fair value based on redemption provisions of the FHLB.

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

          Accrued Interest receivable— The fair value of this financial instrument approximates the book value as this financial instrument has a short maturity. It is the Company's policy to stop accruing interest on loans past due by more than 90 days. Therefore, this financial instrument has been adjusted for estimated credit loss.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Fair Value Measurements (Continued)

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

        Assets and liabilities measured at fair value on a recurring basis are summarized below.

	June 30, 2015
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Securities available-for-sale:
U.S. Government agency securities	$48,230	$—	$48,230	$—
Agency mortgage-backed securities	53,678	—	53,678	—
Other assets—interest rate caps	199	—	199	—
Liabilities
Other liabilities—interest rate swaps	$1,048	$—	$1,048	$—

	June 30, 2014
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Securities available-for-sale:
U.S. Government agency securities	$48,418	$—	$48,418	$—
Agency mortgage-backed securities	65,463	—	65,463	—
Other assets—interest rate caps	—	—	—	—
Liabilities
Other liabilities—interest rate swaps	$714	$—	$714	$—

        Assets measured at fair value on a nonrecurring basis are summarized below.

	June 30, 2015
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$932	$—	$—	$932
Real estate owned and other repossessed collateral	1,651	—	—	1,651
Loan servicing rights	1,123	—	—	1,123

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Fair Value Measurements (Continued)

	June 30, 2014
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$1,467	$—	$—	$1,467
Real estate owned and other repossessed collateral	1,991	—	—	1,991
Loan servicing rights	300			300

        The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a nonrecurring basis at the dates indicated.

	Fair Value
	June 30, 2015	June 30, 2014	Valuation Technique
	(Dollars in thousands)
Collateral dependent impaired loans	$932	$1,467	Appraisal of collateral(1)
Real estate owned and other repossessed collateral	1,651	1,991	Appraisal of collateral(1)
Loan servicing rights	1,123	300	Discounted cash flow(2)

(1)
Fair value is generally determined through independent appraisals of the underlying collateral. The Company may also use another available source of collateral assessment to determine a reasonable estimate of the fair value of the collateral. Appraisals may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments may vary.

(2)
Fair value is determined using a discounted cash flow model. The unobservable inputs include anticipated rate of loan prepayments and discount rates. The range of prepayment assumptions used was 6.08% to 13.14%. For discount rates, the range was 7.25% to 7.50%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Fair Value Measurements (Continued)

        The following table presents the estimated fair value of the Company's financial instruments.

		Fair Value Measurements at June 30, 2015
	Carrying Amount
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$89,850	$89,850	$89,850	$—	$—
Available-for-sale securities	101,908	101,908	—	101,908	—
Federal Home Loan Bank stock	4,102	4,102	—	4,102	—
Loans held for sale	9,035	9,035	—	9,035	—
Loans, net	610,211	613,896	—	—	613,896
Accrued interest receivable	1,335	1,335	—	1,335	—
Interest rate caps	199	199	—	199	—
Financial liabilities:
Deposits	674,759	675,285	—	675,285	—
FHLB advances	30,188	30,867	—	30,867	—
Wholesale repurchase agreements	10,037	10,098	—	10,098	—
Short-term borrowings	2,349	2,349	—	2,349	—
Capital lease obligation	1,368	1,448	—	1,448	—
Subordinated debentures	8,626	8,471	—	—	8,471
Interest rate swaps	1,048	1,048	—	1,048	—

		Fair Value Measurements at June 30, 2014
	Carrying Amount
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$82,259	$82,259	$82,259	$—	$—
Available-for-sale securities	113,881	113,881	—	113,881	—
Federal Home Loan Bank stock	4,102	4,102	—	4,102	—
Loans held for sale	11,945	11,945	—	11,945	—
Loans, net	515,049	522,154	—	—	522,154
Accrued interest receivable	1,216	1,216	—	1,216	—
Interest rate caps	—	—	—	—	—
Financial liabilities:
Deposits	574,329	574,868	—	574,868	—
FHLB advances	42,824	43,843	—	43,843	—
Wholesale repurchase agreements	10,199	10,484	—	10,484	—
Short-term borrowings	2,984	2,984	—	2,984	—
Capital lease obligation	1,558	1,701	—	1,701	—
Subordinated debentures	8,440	7,858	—	—	7,858
Interest rate swaps	714	714	—	714	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Condensed Financial Statements of Parent Company

        Condensed financial statements pertaining to Northeast Bancorp are as follows:

	June 30, 2015	June 30, 2014
	(Dollars in thousands)
Balance Sheets
Assets:
Cash	$13,251	$19,547
Investment in subsidiary	109,275	100,949
Investment in common securities of affiliated trusts	496	496
Other assets	434	1,843

Total assets	$123,456	$122,835

Liabilities and Stockholders' Equity:
Junior subordinated debentures issued to affiliated trusts	$8,626	$8,440
Other liabilities	1,991	2,329

Total liabilities	10,617	10,769
Stockholders' equity	112,839	112,066

Total liabilities and stockholders' equity	$123,456	$122,835

	Year Ended June 30,
	2015	2014
	(Dollars in thousands)
Statements of Income
Income:
Dividends from banking subsidiary	$—	$—
Other income	14	13

Total income	14	13
Expenses:
Interest expense	718	764
General and administrative expenses	1,128	1,068

Total expenses	1,846	1,832

Loss before income taxes and equity in undistributed earnings of subsidiary	(1,832)	(1,819)
Income tax benefit	(684)	(390)

(Loss) income before equity in undistributed earnings of subsidiary	(1,148)	(1,429)
Equity in undistributed earnings of subsidiary	8,289	4,121

Net income	$7,141	$2,692

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Condensed Financial Statements of Parent Company (Continued)

	Year Ended June 30,
	2015	2014
	(Dollars in thousands)
Statements of Cash Flows
Operating activities:
Net income	$7,141	$2,692
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of fair value adjustment for borrowings	186	172
Stock-based compensation	705	686
Equity in undistributed earnings of subsidiary	(8,289)	(4,121)
Increase in other assets and liabilities	1,029	(503)

Net cash provided by (used in) operating activities	772	(1,074)

Investing activities:
Increase in investment of bank subsidiary	—	—

Net cash used in investing activities	—	—

Financing activities:
Repurchase of common stock	(6,666)	(2,823)
Dividends paid to stockholders	(402)	(2,922)

Net cash used in financing activities	(7,068)	(5,745)

Net decrease in cash	(6,296)	(6,819)
Cash, beginning of year	19,547	26,366

Cash, end of year	$13,251	$19,547

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

	Year Ended June 30,
	2015	2014
	(Dollars in thousands)
Noninterest income:
Investment commissions	$—	$971
Other noninterest income	—	—

Total noninterest income	—	971

Noninterest expense:
Salaries and employee benefits	—	793
Occupancy and equipment expense	—	60
Data processing fees	—	82
Marketing expense	—	8
Other noninterest expense	—	40

Total noninterest expense	—	983

(Loss) income before tax	—	(12)
Income tax (benefit) expense	—	(4)

Net (loss) income	$—	$(8)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

        The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2015, the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal controls over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 9B.    Other Information.

        On September 25, 2015, Adam J. Shapiro informed the Board of his resignation from the Board effective September 25, 2015. The decision by Mr. Shapiro to resign from the Board is not as a result of any disagreement with the Company or the Board.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance.

        The information required by Item 10 will be included in the Proxy Statement relating to our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by Item 11 will be included in the Proxy Statement relating to our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholders

        The information required by Item 12 is included in the Proxy Statement relating to our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 will be included in the Proxy Statement relating to our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        The information required by Item 14 will be included in the Proxy Statement relating to our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
Financial Statements and Financial Statement Schedules

(b)
Exhibits

2.1		Agreement and Plan of Merger, dated as of March 30, 2010, by and between Northeast Bancorp and FHB Formation LLC (incorporated by reference to Exhibit 2.1 of Northeast Bancorp's Form 8-K filed with Securities and Exchange Commission on March 31, 2010).

3.1		Amended and Restated Articles of Incorporation of Northeast Bancorp (incorporated by reference to Exhibit 3.1 of Northeast Bancorp's Current Report on Form 8-K filed on January 5, 2011).

3.2		Articles of Amendment to the Amended and Restated Articles of Incorporation of Northeast Bancorp (incorporated by reference to Exhibit 3.1 of Northeast Bancorp's Current Report on Form 8-K filed on March 22, 2011).

3.3		Articles of Amendment to the Amended and Restated Articles of Incorporation of Northeast Bancorp (incorporated by reference to Exhibit 3.1 of Northeast Bancorp's Current Report on Form 8-K filed on November 29, 2012).

3.4		Amended and Restated Bylaws of Northeast Bancorp (incorporated by reference to Exhibit 3.2 of Northeast Bancorp's Current Report on Form 8-K filed on January 5, 2011).

4.1		Registration Rights Schedule to the Agreement and Plan of Merger, dated as of March 30, 2010, by and between Northeast Bancorp and FHB Formation LLC (incorporated by reference to Amendment No. 1 on Form 10-K/A of Northeast Bancorp filed on March 19, 2012).

10.1	+	Form of Indemnification Agreement, dated as of December 29, 2010, by and between Northeast Bancorp and each of the members of the Board (incorporated by reference to Exhibit 10.1 of Northeast Bancorp's Current Report on Form 8-K filed on January 5, 2011).

10.2	+	Employment Agreement, dated December 30, 2010, by and between Northeast Bancorp and Richard Wayne (incorporated by reference to Exhibit 10.2 of Northeast Bancorp's Current Report on Form 8-K filed on January 5, 2011).

10.3	+	Employment Agreement, dated December 30, 2010, by and between Northeast Bancorp and Claire Bean (incorporated by reference to Exhibit 10.3 of Northeast Bancorp's Current Report on Form 8-K filed on January 5, 2011).

10.4	+	Non-Qualified Time-Based Stock Option Agreement, dated December 29, 2010, by and between Northeast Bancorp and Richard Wayne (incorporated by reference to Exhibit 10.5 of Northeast Bancorp's Current Report on Form 8-K filed on January 5, 2011).

10.5	+	Non-Qualified Performance-Based Stock Option Agreement, dated March 22, 2013, by and between Northeast Bancorp and Richard Wayne (incorporated by reference to Exhibit 10.1 of Northeast Bancorp's Current Report on Form 8-K filed on March 26, 2013).

10.6	+	Non-Qualified Time-Based Stock Option Agreement, dated December 29, 2010, by and between Northeast Bancorp and Claire Bean (incorporated by reference to Exhibit 10.7 of Northeast Bancorp's Current Report on Form 8-K filed on January 5, 2011).

10.7	+	Non-Qualified Performance-Based Stock Option Agreement, dated March 22, 2013, by and between Northeast Bancorp and Claire Bean (incorporated by reference to Exhibit 10.2 of Northeast Bancorp's Current Report on Form 8-K filed on March 26, 2013).

10.8	+	Non-Qualified Stock Option Agreement, dated December 30, 2010, by and between Northeast Bancorp and Robert Glauber (incorporated by reference to Exhibit 10.11 of Northeast Bancorp's Current Report on Form 8-K filed on January 5, 2011).

10.9	+	Amended and Restated Performance-Based Stock Appreciation Rights Agreement, dated March 24, 2011, by and between Northeast Bancorp and Matthew Botein (incorporated by reference to Exhibit 10.1 of Northeast Bancorp's Current Report on Form 8-K filed on March 30, 2011).

10.10	+	Non-Qualified Time-Based Stock Option Agreement, dated March 24, 2011, by and between Northeast Bancorp and Matthew Botein (incorporated by reference to Exhibit 10.2 of Northeast Bancorp's Current Report on Form 8-K filed on March 30, 2011).

10.11	+	Non-Qualified Performance-Based Stock Option Agreement, dated March 24, 2011, by and between Northeast Bancorp and Matthew Botein (incorporated by reference to Exhibit 10.3 of Northeast Bancorp's Current Report on Form 8-K filed on March 30, 2011).

21	*	Subsidiaries of Northeast Bancorp

23.1	*	Consent of Ernst & Young LLP

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Rule 13a-14(b) Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document*

101.SCH		XBRL Taxonomy Extension Schema Document*

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB		XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*
Filed herewith.

**
Furnished herewith

+
Management contract or compensatory plan or agreement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST BANCORP
Date: September 28, 2015	By:	/s/ RICHARD WAYNE Richard Wayne Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD WAYNE Richard Wayne	Chief Executive Officer and Director (Principal Executive Officer)	September 28, 2015
/s/ BRIAN SHAUGHNESSY Brian Shaughnessy	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 28, 2015
/s/ ROBERT GLAUBER Robert Glauber	Chairman of the Board	September 28, 2015
/s/ MATTHEW BOTEIN Matthew Botein	Director	September 28, 2015
/s/ CHERYL DORSEY Cheryl Dorsey	Director	September 28, 2015
/s/ PETER MCCLEAN Peter McClean	Director	September 28, 2015
/s/ JOHN C. ORESTIS John C. Orestis	Director	September 28, 2015

Signature	Title	Date

/s/ DAVID TANNER David Tanner	Director	September 28, 2015
/s/ JUDITH E. WALLINGFORD Judith E. Wallingford	Director	September 28, 2015