Form 10-Q
period 2015-09-30
NORTHEAST BANCORP /ME/
filed 2015-11-13
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

Commission File Number: 1-14588

Northeast Bancorp

(Exact name of registrant as specified in its charter)

Maine	01-0425066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Canal Street, Lewiston, Maine	04240
(Address of Principal executive offices)	(Zip Code)

(207) 786-3245

Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days.  Yes ☑ No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer”, “large accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one): Large accelerated filer __ Accelerated filer __ Non-accelerated filer ___ Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes_ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 8, 2015 the registrant had outstanding 8,559,312 shares of voting common stock, $1.00 par value per share and 1,022,717 shares of non-voting common stock, $1.00 par value per share.

PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share data)

	September 30, 2015	June 30, 2015
Assets
Cash and due from banks	$2,979	$2,789
Short-term investments	83,234	87,061
Total cash and cash equivalents	86,213	89,850

Available-for-sale securities, at fair value	101,344	101,908

Residential real estate loans held for sale	5,366	7,093
SBA loans held for sale	2,170	1,942
Total loans held for sale	7,536	9,035

Loans	625,842	612,137
Less: Allowance for loan losses	2,065	1,926
Loans, net	623,777	610,211

Premises and equipment, net	8,460	8,253
Real estate owned and other repossessed collateral, net	1,279	1,651
Federal Home Loan Bank stock, at cost	4,102	4,102
Intangible assets, net	2,078	2,209
Bank owned life insurance	15,387	15,276
Other assets	8,073	8,223
Total assets	$858,249	$850,718

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Demand	$62,687	$60,383
Savings and interest checking	106,679	100,134
Money market	182,690	168,527
Time	341,422	345,715
Total deposits	693,478	674,759

Federal Home Loan Bank advances	30,159	30,188
Wholesale repurchase agreements	-	10,037
Short-term borrowings	2,479	2,349
Junior subordinated debentures issued to affiliated trusts	8,674	8,626
Capital lease obligation	1,312	1,368
Other liabilities	8,443	10,664
Total liabilities	744,545	737,991

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares issued and outstanding at September 30, 2015 and June 30, 2015	-	-
Voting common stock, $1.00 par value, 25,000,000 shares authorized; 8,569,612 and 8,575,144 shares issued and outstanding at September 30, 2015 and June 30, 2015, respectively	8,570	8,575
Non-voting common stock, $1.00 par value, 3,000,000 shares authorized; 1,022,717 and 1,012,739 shares issued and outstanding at September 30, 2015 and June 30, 2015, respectively	1,023	1,013
Additional paid-in capital	84,937	85,506
Retained earnings	20,693	18,921
Accumulated other comprehensive loss	(1,519)	(1,288)
Total stockholders' equity	113,704	112,727
Total liabilities and stockholders' equity	$858,249	$850,718

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended September 30,
	2015	2014
Interest and dividend income:
Interest and fees on loans	$10,790	$10,922
Interest on available-for-sale securities	228	244
Other interest and dividend income	95	66
Total interest and dividend income	11,113	11,232

Interest expense:
Deposits	1,365	1,130
Federal Home Loan Bank advances	260	323
Wholesale repurchase agreements	67	73
Short-term borrowings	9	9
Junior subordinated debentures issued to affiliated trusts	154	206
Obligation under capital lease agreements	17	20
Total interest expense	1,872	1,761

Net interest and dividend income before provision for loan losses	9,241	9,471
Provision for loan losses	169	320
Net interest and dividend income after provision for loan losses	9,072	9,151

Noninterest income:
Fees for other services to customers	408	394
Gain on sales of residential loans held for sale	560	584
Gain on sales of portfolio loans	675	80
Loss recognized on real estate owned and other repossessed collateral, net	(59)	(23)
Bank-owned life insurance income	112	109
Other noninterest income	9	10
Total noninterest income	1,705	1,154

Noninterest expense:
Salaries and employee benefits	4,256	4,533
Occupancy and equipment expense	1,290	1,202
Professional fees	430	308
Data processing fees	349	345
Marketing expense	70	69
Loan acquisition and collection expense	451	274
FDIC insurance premiums	114	124
Intangible asset amortization	131	166
Other noninterest expense	719	689
Total noninterest expense	7,810	7,710

Income before income tax expense	2,967	2,595
Income tax expense	1,100	948
Net income	$1,867	$1,647

Weighted average shares outstanding during the period:
Basic	9,562,812	10,180,038
Diluted	9,562,812	10,180,038

Earnings per common share:
Basic	$0.20	$0.16
Diluted	0.20	0.16

Cash dividends declared per common share	$0.01	$0.01

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,
	2015	2014

Net income	$1,867	$1,647

Other comprehensive loss, before tax:
Available-for-sale securities:
Change in net unrealized gain (loss) on available-for-sale securities	466	(275)
Reclassification adjustment for net gains included in net income	-	-
Total available-for-sale securities	466	(275)
Derivatives and hedging activities:
Change in accumulated loss on effective cash flow hedges	(838)	(272)
Reclassification adjustments for net gains included in net income	-	(9)
Total derivatives and hedging activities	(838)	(281)
Total other comprehensive loss, before tax	(372)	(556)
Income tax benefit related to other comprehensive loss	(141)	(188)
Other comprehensive loss, net of tax	(231)	(368)
Comprehensive income	$1,636	$1,279

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share data)

									Accumulated
					Non-voting		Additional		Other	Total
	Preferred Stock		Voting Common Stock		Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity

Balance at June 30, 2014	-	$-	9,260,331	$9,260	880,963	$881	$90,914	$12,294	$(1,283)	$112,066
Net income	-	-	-	-	-	-	-	1,647	-	1,647
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	(368)	(368)
Common stock repurchased	-	-	(14,400)	(14)	-	-	(120)	-	-	(134)
Conversion of voting common stock to non- voting common stock	-	-	-	-	-	-	-	-	-	-
Dividends on common stock at $0.01 per share	-	-	-	-	-	-	-	(102)	-	(102)
Stock-based compensation	-	-	-	-	-	-	136	-	-	136
Issuance of restricted common stock	-	-	128,000	128	-	-	(128)	-	-	-
Forfeiture of restricted common stock	-	-	(6,860)	(7)	-	-	7	-	-	-
Balance at September 30, 2014	-	$-	9,367,071	$9,367	880,963	$881	$90,809	$13,839	$(1,651)	$113,245

Balance at June 30, 2015	-	$-	8,575,144	$8,575	1,012,739	$1,013	$85,506	$18,921	$(1,288)	$112,727
Net income	-	-	-	-	-	-	-	1,867	-	1,867
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	(231)	(231)
Common stock repurchased	-	-	(52,500)	(53)	-	-	(495)	-	-	(548)
Conversion of voting common stock to non- voting common stock	-	-	(9,978)	(10)	9,978	10	-	-	-	-
Dividends on common stock at $0.01 per share	-	-	-	-	-		-	(95)	-	(95)
Stock-based compensation	-	-	-	-	-	-	(16)	-	-	(16)
Issuance of restricted common stock	-	-	97,500	98	-	-	(98)	-	-	-
Forfeiture of restricted common stock	-	-	(40,554)	(40)	-	-	40	-	-	-
Balance at September 30, 2015	-	$-	8,569,612	$8,570	1,022,717	$1,023	$84,937	$20,693	$(1,519)	$113,704

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,
	2015	2014
Operating activities:
Net income	$1,867	$1,647
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	169	320
Loss (gain) on sale and impairment of real estate owned and other repossessed collateral, net	53	(5)
Accretion of fair value adjustments on loans, net	(2,248)	(3,097)
Accretion of fair value adjustments on deposits, net	(3)	(64)
Accretion of fair value adjustments on borrowings, net	(18)	(47)
Originations of residential loans held for sale	(26,877)	(27,676)
Net proceeds from sales of residential loans held for sale	29,164	31,136
Gain on sales of residential loans held for sale, net	(560)	(584)
Gain on sales of portfolio loans, net	(675)	(80)
Amortization of intangible assets	131	166
Bank-owned life insurance income, net	(112)	(109)
Depreciation of premises and equipment	405	432
Loss on sale and disposal of premises and equipment, net	6	28
Stock-based compensation	(16)	136
Amortization of available-for-sale securities, net	222	262
Changes in other assets and liabilities:
Other assets	521	(367)
Other liabilities	(3,059)	(1,284)
Net cash (used in) provided by operating activities	(1,030)	814

Investing activities:
Purchases of available-for-sale securities	(5,000)	-
Proceeds from maturities and principal payments on available-for-sale securities	5,808	2,994
Loan purchases	(23,458)	(13,167)
Proceeds from sales of portfolio loans	6,154	793
Loan originations, principal collections, and purchased loan paydowns, net	5,712	(10,213)
Purchases and disposals of premises and equipment, net	(618)	(105)
Proceeds from sales of real estate owned and other repossessed collateral	642	88
Net cash used in investing activities	(10,760)	(19,610)

Financing activities:
Net increase in deposits	18,722	19,530
Net increase in short-term borrowings	130	820
Repurchase of common stock	(548)	(134)
Dividends paid on common stock	(95)	(102)
Repayment of wholesale repurchase agreements	(10,000)	-
Repayment of capital lease obligation	(56)	(47)
Net cash provided by financing activities	8,153	20,067

Net (decrease) increase in cash and cash equivalents	(3,637)	1,271
Cash and cash equivalents, beginning of period	89,850	82,259
Cash and cash equivalents, end of period	$86,213	$83,530

Supplemental schedule of noncash investing and financing activities:
Transfers from loans to real estate owned and other repossessed collateral	$323	$209

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2015

1.  Basis of Presentation

The accompanying unaudited condensed and consolidated interim financial statements include the accounts of Northeast Bancorp (“Northeast” or the “Company”) and its wholly-owned subsidiary, Northeast Bank (the “Bank”).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2015 (“Fiscal 2015”) included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.  Recent Accounting Pronouncements

In January 2014, the FASB issued ASU No. 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects ("ASU 2014-01"). The amendments in ASU 2014-01 provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The Company adopted the standard in the current period. See Part I. Item I. “Notes to Unaudited Consolidated Financial Statements – Note 6: Investments in Qualified Affordable Housing Projects” for further discussion and related effect.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for annual periods beginning after December 15, 2016 and is not expected to have a significant impact on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (“ASU 2014-11”). ASU 2014-11 requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, ASU 2014-11 requires separate accounting for repurchase financings, which entails the transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. ASU 2014-11 requires entities to disclose certain information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. In addition, ASU 2014-11 requires disclosures related to collateral, remaining contractual tenor and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. ASU 2014-11 was effective July 1, 2015 and did not have a significant impact on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (“ASU 2014-14”).  ASU 2014-14 affects creditors that hold government-guaranteed mortgage loans, including those guaranteed by the Federal Housing Administration (FHA) of the U.S. Department of Housing and Urban Development (HUD), and the U.S. Department of Veterans Affairs (VA). The update requires that, upon foreclosure, a guaranteed mortgage loan be derecognized and a separate other receivable be recognized when specific criteria are met. ASU 2014-14 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). The amendment affects reporting entities that elect to measure the fair value of an investment using the net asset value per share as a practical expedient. The Company adopted the standard in the current period. See Part I. Item I. “Notes to Unaudited Consolidated Financial Statements – Note 11: Fair Value Measurements” for further discussion and related effect.

3.  Securities Available-for-Sale

The following presents a summary of the amortized cost, gross unrealized holding gains and losses, and fair value of securities available for sale.

	September 30, 2015
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Government agency securities	$45,134	$34	$(1)	$45,167
Agency mortgage-backed securities	51,562	21	(438)	51,145
Other investments measured at net asset value	5,018	14	-	5,032
	$101,714	$69	$(439)	$101,344

	June 30, 2015
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Government agency securities	$48,191	$40	$(1)	$48,230
Agency mortgage-backed securities	54,553	2	(877)	53,678
Other investments measured at net asset value	-	-	-	-
	$102,744	$42	$(878)	$101,908

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on sale. There were no securities sold during the three months ended September 30, 2015 or 2014. At September 30, 2015, investment securities with a fair value of approximately $3.0 million were pledged as collateral to secure outstanding borrowings.

The following summarizes the Company’s gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2015
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government agency securities	$2,997	$(1)	$-	$-	$2,997	$(1)
Agency mortgage-backed securities	7,871	(34)	39,617	(404)	47,488	(438)
	$10,868	$(35)	$39,617	$(404)	$50,485	$(439)

	June 30, 2015
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government agency securities	$2,999	$(1)	$-	$-	$2,999	$(1)
Agency mortgage-backed securities	10,295	(106)	41,349	(771)	51,644	(877)
	$13,294	$(107)	$41,349	$(771)	$54,643	$(878)

There were no other-than-temporary impairment losses on securities during the three months ended September 30, 2015 or 2014.

At September 30, 2015, the Company had sixteen securities in a continuous loss position for greater than twelve months. At September 30, 2015, all of the Company’s available-for-sale securities were issued or guaranteed by either government agencies or government-sponsored enterprises. The decline in fair value of the Company’s available-for-sale securities at September 30, 2015 is attributable to changes in interest rates.

Management of the Company, in addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company’s investment portfolio, also considers the Company’s ability and intent to hold such securities to maturity or recovery of cost. At September 30, 2015, it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. As such, management does not believe any of the Company’s available-for-sale securities are other-than-temporarily impaired at September 30, 2015.

The investment measured at net asset value is a fund that seeks to invest in securities either issued or guaranteed by the U.S. government or its agencies. The underlying composition of the fund is primarily government agencies or other investment-grade investments. The effective duration of the investments is 4.32 years.

The amortized cost and fair values of available-for-sale debt securities by contractual maturity are shown below as of September 30, 2015. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within one year	$33,077	$33,095
Due after one year through five years	12,058	12,072
Due after five years through ten years	24,618	24,516
Due after ten years	26,943	26,629
Total	$96,696	$96,312

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

The composition of the Company’s loan portfolio is as follows on the dates indicated.

	September 30, 2015			June 30, 2015
	Originated	Purchased	Total	Originated	Purchased	Total
	(Dollars in thousands)
Residential real estate	$102,570	$3,214	$105,784	$106,275	$2,068	$108,343
Home equity	22,480	-	22,480	24,326	-	24,326
Commercial real estate	152,873	210,727	363,600	148,425	200,251	348,676
Commercial business	126,476	258	126,734	122,860	273	123,133
Consumer	7,244	-	7,244	7,659	-	7,659
Total loans	$411,643	$214,199	$625,842	$409,545	$202,592	$612,137

Past Due and Nonaccrual Loans

The following is a summary of past due and non-accrual loans:

	September 30, 2015
			Past Due	Past Due
			90 Days or	90 Days or	Total			Non-
	30-59	60-89	More-Still	More-	Past	Total	Total	Accrual
	Days	Days	Accruing	Nonaccrual	Due	Current	Loans	Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$176	$950	$-	$1,658	$2,784	$99,786	$102,570	$3,165
Home equity	-	-	-	20	20	22,460	22,480	20
Commercial real estate	219	173	-	402	794	152,079	152,873	529
Commercial business	22	-	-	2	24	126,452	126,476	2
Consumer	198	41	-	50	289	6,955	7,244	153
Total originated portfolio	615	1,164	-	2,132	3,911	407,732	411,643	3,869
Purchased portfolio:
Residential real estate	-	-	-	-	-	3,214	3,214	-
Commercial business	-	-	-	-	-	258	258	-
Commercial real estate	1,009	1,110	-	2,407	4,526	206,201	210,727	6,939
Total purchased portfolio	1,009	1,110	-	2,407	4,526	209,673	214,199	6,939
Total loans	$1,624	$2,274	$-	$4,539	$8,437	$617,405	$625,842	$10,808

	June 30, 2015
			Past Due	Past Due
			90 Days or	90 Days or	Total			Non-
	30-59	60-89	More-Still	More-	Past	Total	Total	Accrual
	Days	Days	Accruing	Nonaccrual	Due	Current	Loans	Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$239	$973	$-	$1,393	$2,605	$103,670	$106,275	$3,021
Home equity	9	-	-	11	20	24,306	24,326	11
Commercial real estate	300	-	-	704	1,004	147,421	148,425	994
Commercial business	-	-	-	2	2	122,858	122,860	2
Consumer	105	29	-	56	190	7,469	7,659	190
Total originated portfolio	653	1,002	-	2,166	3,821	405,724	409,545	4,218
Purchased portfolio:
Residential real estate	-	-	-	-	-	2,068	2,068	-
Commercial business	-	-	-	-	-	273	273	-
Commercial real estate	86	299	-	2,410	2,795	197,456	200,251	6,532
Total purchased portfolio	86	299	-	2,410	2,795	199,797	202,592	6,532
Total loans	$739	$1,301	$-	$4,576	$6,616	$605,521	$612,137	$10,750

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

Residential real estate:  All loans in this segment are collateralized by residential real estate and repayment is primarily dependent on the credit quality, loan-to-value ratio and income of the individual borrower.  The overall health of the economy, particularly unemployment rates and housing prices, has a significant effect on the credit quality in this segment.  For purposes of the Company’s allowance for loan loss calculation, home equity loans and lines of credit are included in residential real estate.

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by loan segment.  The Company does not weight periods used in that analysis to determine the average loss rate in each portfolio segment.  This historical loss factor is adjusted for the following qualitative factors:

●	Levels and trends in delinquencies and nonperforming loans

●	Trends in the volume and nature of loans

●	Trends in credit terms and policies, including underwriting standards, procedures and practices, and the experience and ability of lending management and staff

●	Trends in portfolio concentration

●	National and local economic trends and conditions

●	Effects of changes or trends in internal risk ratings

●	Other effects resulting from trends in the valuation of underlying collateral

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

For all portfolio segments, except loans accounted for under ASC 310-30, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  For the purchased loan segment, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to realize cash flows as expected at acquisition.  For loans accounted for under ASC 310-30 for which cash flows can reasonably be estimated, loan impairment is measured based on the decrease in expected cash flows from those estimated at acquisition, excluding changes due to changes in interest rate indices and other non-credit related factors, discounted at the loan’s effective rate assumed at acquisition.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting the scheduled principal and interest payments when due.

The following table sets forth activity in the Company’s allowance for loan losses.

	Three Months Ended September 30, 2015
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$741	$694	$117	$35	$283	$56	$1,926
Provision	(21)	62	16	31	81	-	169
Recoveries	12	5	1	2	-	-	20
Charge-offs	-	(28)	-	(22)	-	-	(50)
Ending balance	$732	$733	$134	$46	$364	$56	$2,065

	Three Months Ended September 30, 2014
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$580	$358	$48	$79	$267	$35	$1,367
Provision	358	(18)	1	(35)	4	10	320
Recoveries	5	-	-	10	-	-	15
Charge-offs	(160)	-	-	(3)	-	-	(163)
Ending balance	$783	$340	$49	$51	$271	$45	$1,539

The following table sets forth information regarding the allowance for loan losses by portfolio segment and impairment methodology.

	September 30, 2015
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$415	$21	$-	$-	$-	$-	$436
Collectively evaluated	317	712	134	46	-	56	1,265
ASC 310-30	-	-	-	-	364	-	364
Total	$732	$733	$134	$46	$364	$56	$2,065

Loans:
Individually evaluated	$5,071	$1,866	$2	$375	$-	$-	$7,314
Collectively evaluated	119,979	151,007	126,474	6,869	-	-	404,329
ASC 310-30	-	-	-	-	214,199	-	214,199
Total	$125,050	$152,873	$126,476	$7,244	$214,199	$-	$625,842

	June 30, 2015
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$435	$21	$-	$-	$-	$-	$456
Collectively evaluated	306	673	117	35	-	56	1,187
ASC 310-30	-	-	-	-	283	-	283
Total	$741	$694	$117	$35	$283	$56	$1,926

Loans:
Individually evaluated	$4,095	$2,381	$2	$253	$-	$-	$6,731
Collectively evaluated	126,506	146,044	122,858	7,406	-	-	402,814
ASC 310-30	-	-	-	-	202,592	-	202,592
Total	$130,601	$148,425	$122,860	$7,659	$202,592	$-	$612,137

The following table sets forth information regarding impaired loans. Loans accounted for under ASC 310-30 that have performed based on cash flow and accretable yield expectations determined at date of acquisition are not considered impaired assets and have been excluded from the tables below.

	September 30, 2015			June 30, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$3,063	$3,244	$-	$1,975	$2,076	$-
Consumer	328	361	-	253	262	-
Commercial real estate	895	894	-	1,505	1,510	-
Commercial business	2	2	-	2	2	-
Purchased:
Commercial real estate	8,012	10,163	-	7,673	9,606	-
Total	12,300	14,664	-	11,408	13,456	-

Impaired loans with a valuation allowance:
Originated:
Residential real estate	2,008	1,948	415	2,120	2,060	435
Consumer	47	53	-	-	-	-
Commercial real estate	971	965	21	876	870	21
Commercial business	-	-	-	-	-	-
Purchased:
Commercial real estate	2,745	3,635	309	1,208	1,644	260
Total	5,771	6,601	745	4,204	4,574	716
Total impaired loans	$18,071	$21,265	$745	$15,612	$18,030	$716

The following tables set forth information regarding interest income recognized on impaired loans.

	Three Months Ended September 30,
	2015		2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$2,520	$39	$1,201	$17
Consumer	290	5	196	3
Commercial real estate	1,200	7	1,088	7
Commercial business	2	-	-	1
Purchased:
Commercial real estate	7,842	14	3,938	75
Total	11,854	65	6,423	103

Impaired loans with a valuation allowance:
Originated:
Residential real estate	2,064	23	1,707	28
Consumer	23	1	35	1
Commercial real estate	924	12	1,334	20
Commercial business	-	-	-	-
Purchased:
Commercial real estate	1,976	36	1,573	3
Total	4,987	72	4,649	52
Total impaired loans	$16,841	$137	$11,072	$155

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

The following tables present the Company’s loans by risk rating.

	September 30, 2015
	Originated Portfolio
	Commercial	Commercial		Purchased
	Real Estate	Business	Residential(1)	Portfolio	Total
	(Dollars in thousands)
Loans rated 1- 6	$148,790	$126,452	$7,583	$200,745	$483,570
Loans rated 7	3,045	24	627	5,189	8,885
Loans rated 8	1,038	-	610	8,265	9,913
Loans rated 9	-	-	23	-	23
Loans rated 10	-	-	-	-	-
	$152,873	$126,476	$8,843	$214,199	$502,391

	June 30, 2015
	Originated Portfolio
	Commercial	Commercial		Purchased
	Real Estate	Business	Residential(1)	Portfolio	Total
	(Dollars in thousands)
Loans rated 1- 6	$142,321	$122,829	$8,049	$190,193	$463,392
Loans rated 7	4,417	31	634	5,628	10,710
Loans rated 8	1,687	-	429	6,771	8,887
Loans rated 9	-	-	23	-	23
Loans rated 10	-	-	-	-	-
	$148,425	$122,860	$9,135	$202,592	$483,012

  (1)Certain of the Company’s loans made for commercial purposes, but secured by residential collateral, are rated under the Company’s risk-rating system.

The payment status and loan-to-value ratio are the primary credit quality indicators used for residential mortgage loans and home equity loans. Consumer loans that become 90 days or more past due, or are placed on nonaccrual regardless of past due status, are reviewed on an individual basis for impairment by assessing the net realizable value of underlying collateral and the economic condition of the borrower.

Troubled Debt Restructurings

The following table shows the Company’s post-modification balance of TDRs by type of modification.

	Three Months Ended September 30,
	2015		2014
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
Extended maturity	-	$-	2	$234
Adjusted interest rate	-	-	-	-
Rate and maturity	-	-	4	246
Principal deferment	-	-	1	461
Court ordered concession	-	-	4	85
	-	$-	11	$1,026

The following table shows loans modified in a TDR and the change in the recorded investment subsequent to the modifications occurring.

	Three Months Ended September 30,
	2015			2014
		Recorded	Recorded		Recorded	Recorded
	Number of	Investment	Investment	Number of	Investment	Investment
	Contracts	Pre-Modification	Post-Modification	Contracts	Pre-Modification	Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	-	$-	$-	9	$823	$823
Home equity	-	-	-	-	-	-
Commercial real estate	-	-	-	1	200	200
Commercial business	-	-	-	-	-	-
Consumer	-	-	-	1	3	3
Total originated portfolio	-	-	-	11	1,026	1,026

Purchased portfolio:
Residential real estate	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Total purchased portfolio	-	-	-	-	-	-
Total	-	$-	$-	11	$1,026	$1,026

The Company considers TDRs past due 90 days or more to be in payment default. One loan modified in a TDR in the last twelve months defaulted during the three months ended September 30, 2015; the recorded investment of such loans was $50 thousand. As of September 30, 2015, there were no further commitments to lend associated with loans modified in a TDR.

ASC 310-30 Loans

The following table presents a summary of loans accounted for under ASC 310-30 that were acquired by the Company during the period indicated.

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
	(Dollars in thousands)
Contractually required payments receivable	$31,276	$21,108
Nonaccretable difference	(291)	(304)
Cash flows expected to be collected	30,985	20,804
Accretable yield	(7,527)	(7,960)
Fair value of loans acquired	$23,458	$12,844

Certain of the loans accounted for under ASC 310-30 that were acquired by the Company are not accounted for using the income recognition model because the Company cannot reasonably estimate cash flows expected to be collected. These loans when acquired are placed on non-accrual. The carrying amounts of such loans are as follows.

As of and for the Three Months Ended September 30, 2015
(Dollars in thousands)
Loans acquired during the period	$-
Loans at end of period	6,826

The following table summarizes the activity in the accretable yield for loans accounted for under ASC 310-30.

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
	(Dollars in thousands)
Beginning balance	$111,449	$109,040
Acquisitions	7,527	7,960
Accretion	(3,755)	(4,443)
Reclassifications from non-accretable difference to accretable yield	277	10
Disposals and other changes	(5,883)	(4,215)
Ending balance	$109,615	$108,352

The following table provides information related to the unpaid principal balance and carrying amounts of ASC 310-30 loans.

	September 30, 2015	June 30, 2015
	(Dollars in thousands)
Unpaid principal balance	$244,468	$235,716
Carrying amount	210,285	199,113

5. Transfers and Servicing of Financial Assets

The Company sells loans in the secondary market and for certain loans, retains the servicing responsibility. Consideration for the sale includes the cash received as well as the related servicing rights asset. The Company receives fees for the services provided.

Capitalized servicing rights as of September 30, 2015 totaled $1.3 million, compared to $1.1 million as of June 30, 2015.

Mortgage loans sold in the quarter ended September 30, 2015 totaled $28.9 million, compared to $30.8 million in the quarter ended September 30, 2015. Mortgage loans serviced for others totaled $104.3 million at September 30, 2015 and $108.4 million at June 30, 2015. SBA loans sold during the quarter ended September 30, 2015 totaled $5.5 million, compared to $687 thousand in the quarter ended September 30, 2014. SBA loans serviced for others totaled $56.9 million at September 30, 2015 and $53.5 million at June 30, 2015.

Mortgage and SBA loans serviced for others are accounted for as sales and therefore are not included in the accompanying consolidated balance sheets. The risks inherent in mortgage servicing assets and SBA servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.

Contractually specified servicing fees were $149 thousand and $125 thousand for the quarters ended September 30, 2015 and 2014, respectively, and were included as a component of loan related fees within non-interest income.

The significant assumptions used in the valuation for mortgage servicing rights as of September 30, 2015 included a weighted average discount rate of 7.0% and a weighted average prepayment speed assumption of 12.7%. For the SBA servicing rights, the significant assumptions used in the valuation included a pre-payment speed assumption of 7.1% and discount rates ranging from 4.4% to 6.0%.

6. Investments in Qualified Affordable Housing Projects

On July 1, 2015, the Company adopted ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, which required retrospective application. Under the proportional amortization method in ASU 2014-01, the initial costs of investment in qualified affordable housing projects are amortized in proportion to tax credits and other tax benefits received, and are recognized as a component of the provision for income taxes in the consolidated statements of income. Prior to the implementation of ASU 2014-01, the Company’s investments in qualified affordable housing projects were amortized and included as a component of non-interest income in the consolidated statements of income. Further information regarding the Company's investments in affordable housing projects follows:

	September 30, 2015	June 30, 2015
	(Dollars in thousands)
Investments in affordable housing projects included in other assets	$474	$508

Included in the effective tax rate for the quarter ended September 30, 2015 and 2014 is the effect of the following:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
	(Dollars in thousands)
Investment amortization included in income tax expense	$92	$92
Tax credit recognized as income tax benefit	118	118

ASU 2014-01 was applied retrospectively to all periods presented. The cumulative effect on retained earnings and other assets was $112 thousand at July 1, 2015.

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

	Three months Ended September 30,
	2015	2014
	(Dollars in thousands, except share and per share data)

Net income	1,867	1,647
Preferred stock dividends or accretion	-	-
Net income available to common shareholders	$1,867	$1,647

Weighted average shares used in calculation of basic EPS	9,562,812	10,180,038
Incremental shares from assumed exercise of dilutive securities	-	-
Weighted average shares used in calculation of diluted EPS	9,562,812	10,180,038

Earnings per common share:
Basic	$0.20	$0.16
Diluted	0.20	0.16

For the three months ended September 30, 2015, the following stock options were excluded from the calculation of diluted EPS due to the exercise price of these options exceeding the average market price of the Company’s common stock for the period. These options, which were not dilutive at that date, may potentially dilute EPS in the future.

	Three Months Ended September 30,
	2015	2014
Stock options	980,269	1,082,121

8.  Derivatives and Hedging Activities

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

The Company currently holds derivative instruments that contain credit-risk related features that are in a net liability position, which may require that collateral be assigned to dealer banks. At September 30, 2015, the Company had posted cash collateral totaling $1.8 million with dealer banks related to derivative instruments in a net liability position.

The Company does not offset fair value amounts recognized for derivative instruments. The Company does not net the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement.

Risk Management Policies – Derivative Instruments

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

Information pertaining to outstanding interest rate caps and swap agreements used to hedge variable rate debt is as follows.

September 30, 2015
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Loss	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$5,000	July 2013	July 2033	3 Mo. LIBOR	0.33%	3.38%	n/a	(801)	(801)	Other Liabilities
5,000	July 2013	July 2028	3 Mo. LIBOR	0.33%	3.23%	n/a	(624)	(624)	Other Liabilities
5,000	July 2013	July 2023	3 Mo. LIBOR	0.33%	2.77%	n/a	(377)	(377)	Other Liabilities
Interest rate caps:
6,000	October 2014	September 2019	3 Mo. LIBOR	n/a	n/a	2.50%	(141)	35	Other Assets
10,000	March 2015	February 2020	3 Mo. LIBOR	n/a	n/a	2.50%	(136)	80	Other Assets
$31,000							$(2,079)	$(1,687)

June 30, 2015
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Loss	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$5,000	July 2013	July 2033	3 Mo. LIBOR	0.28%	3.38%	n/a	$(472)	$(472)	Other Liabilities
5,000	July 2013	July 2028	3 Mo. LIBOR	0.28%	3.23%	n/a	$(368)	$(368)	Other Liabilities
5,000	July 2013	July 2023	3 Mo. LIBOR	0.28%	2.77%	n/a	$(208)	$(208)	Other Liabilities
Interest rate caps:
6,000	October 2014	September 2019	3 Mo. LIBOR	n/a	n/a	2.50%	(114)	63	Other Assets
10,000	March 2015	February 2020	3 Mo. LIBOR	n/a	n/a	2.50%	(80)	136	Other Assets
$31,000							$(1,242)	$(849)

During the three months ended September 30, 2015 and 2014, no interest rate cap or swap agreements were terminated prior to maturity. Changes in the fair value of interest rate caps and swaps designated as hedging instruments of the variability of cash flows associated with variable rate debt are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the debt affects earnings. Risk management results for the three months ended September 30, 2015 and 2014 related to the balance sheet hedging of variable rate debt indicates that the hedges were effective.

9.  Other Comprehensive Income

The components of other comprehensive loss follow.

	Three Months Ended September 30,
	2015			2014
	Pre-tax	Tax Expense	After-tax	Pre-tax	Tax Expense	After-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
	(Dollars in thousands)
Change in net unrealized gain or loss on available-for-sale securities	$466	$178	$288	$(275)	$(93)	$(182)
Reclassification adjustment for net gains included in net income	-	-	-	-	-	-
Total available-for-sale securities	466	178	288	(275)	(93)	(182)
Change in accumulated loss on effective cash flow hedges	(838)	(319)	(519)	(272)	(92)	(180)
Reclassification adjustment for net gains included in net income	-	-	-	(9)	(3)	(6)
Total derivatives and hedging activities	(838)	(319)	(519)	(281)	(95)	(186)
Total other comprehensive loss	$(372)	$(141)	$(231)	$(556)	$(188)	$(368)

Accumulated other comprehensive loss is comprised of the following.

	September 30, 2015	June 30, 2015
	(Dollars in thousands)
Unrealized loss on available-for-sale securities	$(370)	$(836)
Tax effect	140	318
Net-of-tax amount	(230)	(518)
Unrealized loss on cash flow hedges	(2,080)	(1,242)
Tax effect	791	472
Net-of-tax amount	(1,289)	(770)
Accumulated other comprehensive loss	$(1,519)	$(1,288)

10.  Commitments and Contingencies

Commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, and commitments to fund investments. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Financial instruments with contract amounts which represent credit risk are as follows:

	September 30, 2015	June 30, 2015
	(Dollars in thousands)
Commitments to grant loans	$24,954	$24,966
Unfunded commitments under lines of credit	39,509	39,414
Standby letters of credit	60	60
Commitment to fund investment	2,500	-

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The Company has recorded an allowance for possible losses on commitments and unfunded loans totaling $37 thousand recorded in other liabilities at both September 30, 2015 and June 30, 2015.

The Company committed $2.5 million to a fund that acquires CRA qualified investments in loans for the Company’s portfolio. The fund manager will call the funds from the Company when an investment is successfully acquired. Through the quarter ended September 30, 2015, the fund has not called any funds from the Company.

Contingencies

The Company and its subsidiary are parties to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company’s consolidated financial position or results of operations.

11.  Fair Value Measurements

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

Certain investments are measured at fair value using the net asset value per share as a practical expedient. The fund seeks to invest in securities either issued or guaranteed by the U.S. government or its agencies. The Company’s investments can be redeemed daily at the closing net asset value per share. In accordance with ASU 2015-07, these investments have not been included in the fair value hierarchy.

Derivative financial instruments - The valuation of the Company’s interest rate swaps and caps are determined using widely accepted valuation techniques including discounted cash flow analyses on the expected cash flows of derivatives. These analyses reflect the contractual terms of the derivatives, including the period to maturity, and use observable market-based inputs, including forward interest rate curves and implied volatilities. Unobservable inputs, such as credit valuation adjustments are insignificant to the overall valuation of the Company’s derivative financial instruments. Accordingly, the Company has determined that its interest rate derivatives fall within Level 2 of the fair value hierarchy.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	September 30, 2015
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Securities available-for-sale:
U.S. Government agency securities	$45,167	$-	$45,167	$-
Agency mortgage-backed securities	51,145	-	51,145	-
Other investments measured at net asset value(1)	5,032	-	-	-
Other assets – interest rate caps	115	-	115	-
Liabilities
Other liabilities – interest rate swaps	$1,802	$-	$1,802	$-

	June 30, 2015
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Securities available-for-sale:
U.S. Government agency securities	$48,230	$-	$48,230	$-
Agency mortgage-backed securities	53,678	-	53,678	-
Other investments measured at net asset value(1)	-	-	-	-
Other assets – interest rate caps	199	-	199	-
Liabilities
Other liabilities – interest rate swap	$1,048	$-	$1,048	$-

(1)

In accordance with ASU 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value amount to the consolidated financial statements.

Assets measured at fair value on a nonrecurring basis are summarized below.

	September 30, 2015
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$987	$-	$-	$987
Real estate owned and other repossessed collateral	1,279	-	-	1,279
Loan servicing rights	1,310	-	-	1,310

	June 30, 2015
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$932	$-	$-	$932
Real estate owned and other repossessed collateral	1,651	-	-	1,651
Loan servicing rights	1,123	-	-	1,123

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a nonrecurring basis at the dates indicated.

	Fair Value
	September 30, 2015	June 30, 2015	Valuation Technique
	(Dollars in thousands)
Collateral dependent impaired loans	$987	$932	Appraisal of collateral(1)
Real estate owned and other repossessed collateral	1,279	1,651	Appraisal of collateral(1)
Loan servicing rights	1,385	1,123	Discounted cash flow(2)

(1) Fair value is generally determined through independent appraisals of the underlying collateral. The Company may also use another available source of collateral assessment to determine a reasonable estimate of the fair value of the collateral. Appraisals may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments was 5% to 60%.

(2) Fair value is determined using a discounted cash flow model. The unobservable inputs include anticipated rate of loan prepayments and discount rates. The range of prepayment assumptions used was 7.06% to 12.71%. For discount rates, the range was 4.36% to 7.00%.

The following table presents the estimated fair value of the Company's financial instruments.

	Carrying	Fair Value Measurements at September 30, 2015
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$86,213	$86,213	$86,213	$-	$-
Available-for-sale securities	96,312	96,312	-	96,312	-
Other investments measured at net asset value(1)	5,032	5,032	-	-	-
Federal Home Loan Bank stock	4,102	4,102	-	4,102	-
Loans held for sale	7,536	7,536	-	7,536	-
Loans, net	623,777	625,655	-	-	625,655
Accrued interest receivable	1,361	1,361	-	1,361	-
Interest rate caps	115	115	-	115	-

Financial liabilities:
Deposits	693,478	693,873	-	693,873	-
FHLB advances	30,159	30,768	-	30,768	-
Short-term borrowings	2,479	2,479	-	2,479	-
Capital lease obligation	1,312	1,415	-	1,415	-
Subordinated debentures	8,674	8,992	-	-	8,992
Interest rate swaps	1,802	1,802	-	1,802	-

	Carrying	Fair Value Measurements at June 30, 2015
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$89,850	$89,850	$89,850	$-	$-
Available-for-sale securities	101,908	101,908	-	101,908	-
Other investments measured at net asset value(1)	-	-	-	-	-
Federal Home Loan Bank stock	4,102	4,102	-	4,102	-
Loans held for sale	9,035	9,035	-	9,035	-
Loans, net	610,211	613,896	-	-	613,896
Accrued interest receivable	1,335	1,335	-	1,335	-
Interest rate caps	199	199	-	199	-

Financial liabilities:
Deposits	674,759	675,285	-	675,285	-
FHLB advances	30,188	30,867	-	30,867	-
Wholesale repurchase agreements	10,037	10,098	-	10,098	-
Short-term borrowings	2,349	2,349	-	2,349	-
Capital lease obligation	1,368	1,448	-	1,448	-
Subordinated debentures	8,626	8,471	-	-	8,471
Interest rate swaps	1,048	1,048	-	1,048	-

(1)

In accordance with ASU 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value amount to the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in Northeast Bancorp’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the Securities and Exchange Commission.

A Note about Forward Looking Statements

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to the Company’s financial condition, prospective results of operations, future performance or expectations, plans, objectives, prospects, loan loss allowance adequacy, simulation of changes in interest rates, capital spending and finance sources and revenue sources. These statements relate to expectations concerning matters that are not historical facts. Accordingly, statements that are based on management’s projections, estimates, assumptions, and judgments constitute forward-looking statements. These forward-looking statements, which are based on various assumptions (some of which are beyond the Company’s control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as “believe”, “expect”, “estimate”, “anticipate”, “continue”, “plan”, “approximately”, “intend”, “objective”, “goal”, “project”, or other similar terms or variations on those terms, or the future or conditional verbs such as “will”, “may”, “should”, “could”, and “would”.  Although the Company believes that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, the Company cannot give you any assurance that its expectations will, in fact, occur or that its estimates or assumptions will be correct. The Company cautions you that actual results could differ materially from those expressed or implied by such forward-looking statements as a result of, among other factors, changes in interest rates and real estate values; competitive pressures from other financial institutions; the effects of continuing weakness in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay the Company’s loans; changes in loan defaults and charge-off rates; changes in the value of securities and other assets, adequacy of loan loss reserves, or deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; the risk that the Company may not be successful in the implementation of its business strategy; the risk of compromises or breaches of the company's security systems; the risk that intangibles recorded in the Company’s financial statements will become impaired; changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 as updated in the Company’s Quarterly Reports on Form 10-Q and other filings submitted to the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this report and the Company does not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

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

In connection with the transaction, as part of the regulatory approval process, the Company and the Bank made certain commitments to the Federal Reserve, the most significant of which are (i) to maintain a Tier 1 leverage ratio of at least 10%, (ii) to maintain a total risk-based capital ratio of at least 15%, (iii) to limit purchased loans to 40% of total loans, (iv) to fund 100% of the Company’s loans with core deposits (defined as non-maturity deposits and non-brokered insured time deposits), and (v) to hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total risk-based capital.  On June 28, 2013, the Federal Reserve approved the amendment to exclude owner-occupied commercial real estate loans from the commitment to hold commercial real estate loans to within 300% of total risk-based capital. All other commitments made to the Federal Reserve in connection with the merger remain unchanged.  The Company and the Bank are currently in compliance with all commitments to the Federal Reserve. The Company’s compliance ratios at September 30, 2015 follow:

Condition	Ratios as of September 30, 2015
(i) Tier 1 leverage capital ratio	14.23%
(ii) Total capital ratio	20.03%
(iii) Ratio of purchased loans to total loans, including loans held for sale	33.82%
(iv) Ratio of loans to core deposits (1)	91.04%
(v) Ratio of commercial real estate loans to total risk-based capital (2)	195.50%

(1) Core deposits include all non-maturity deposits and maturity deposits less than $250 thousand

(2) For purposes of calculating this ratio, commercial real estate includes all non-owner occupied commercial real estate loans defined as such by regulatory guidance, including all land development and construction loans.

As of September 30, 2015, the Company, on a consolidated basis, had total assets of $858.2 million, total deposits of $693.5 million, and shareholders’ equity of $113.7 million. The Company gathers retail deposits through its banking offices in Maine and the Bank's online affinity deposit program, ableBanking; originates loans through the Bank’s Community Banking Division; originates Small Business Administration (“SBA”) loans through the Bank’s SBA National group (“SBA National”); and purchases and originates commercial loans through the Bank’s Loan Acquisition and Servicing Group (“LASG”). The Community Banking Division, with ten full-service branches and two loan production offices, operates from the Bank’s headquarters in Lewiston, Maine. LASG, ableBanking, and SBA National operate from the Company's offices in Boston, Massachusetts.

Unless the context otherwise requires, references herein to the Company include the Company and its subsidiary on a consolidated basis.

Strategy

The Company’s goal is to prudently grow its franchise, while maintaining sound operations and risk management, by implementing the following strategies:

Continuing our community banking tradition. With a history that dates to 1872, our Community Banking Division maintains its focus on sales and service, with the goal of attracting and retaining deposits, and serving the lending needs of retail and commercial customers within our core markets.

Growing LASG’s national originated and purchased loan business. We purchase performing commercial real estate loans nationally, at prices that on average have produced yields significantly higher than those available on our originated loan portfolio. We also originate loans nationally, taking advantage of our core expertise in underwriting and servicing national credits.

Growing our national SBA origination business. We originate loans on a national basis to small businesses, primarily through the SBA 7(a) program, which provides the partial guarantee of the SBA.

Generating deposits to fund our business. We offer a full line of deposit products through our ten-branch network located in the Community Banking Division’s market. AbleBanking is a direct savings platform providing an additional channel to raise core deposits to fund our asset strategy.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. The reader is encouraged to review each of the policies included in Form 10-K for the year ended June 30, 2015 to gain a better understanding of how Northeast’s financial performance is measured and reported. There has been no material change in critical accounting policies during the three months ended September 30, 2015.

Overview

Net income was $1.9 million, or $0.20 per diluted common share, for the quarter ended September 30, 2015, compared to $1.6 million, or $0.16 per diluted common share, for the quarter ended September 30, 2014.

Net interest and dividend income before provision for loan losses decreased by $230 thousand, or 2.4%, for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014. The decrease is primarily due to lower interest income in the purchased loan portfolio, mainly due to a decline in yield to 12.1% in the current quarter from 12.8% earned in the quarter ended September 30, 2014.

Noninterest income increased by $551 thousand for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014, principally due to an increase in gains realized on sale of portfolio loans. The recent quarter includes gains realized on sale of SBA loans of $675 thousand, compared to an $80 thousand gain on sale of commercial loans in the quarter ended September 30, 2014.

Noninterest expense increased by $100 thousand for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014, principally due to the following:

●	An increase of $177 thousand in loan acquisition and collections expense related to the collections of two loans;
●	An increase of $122 thousand in professional fees related to IT consulting;
●	An increase of $88 thousand in occupancy and equipment expense, due to increases in rent and IT-related equipment expense; and
●

A decrease of $277 thousand in salaries and employee benefits, principally due to the current quarter benefit recognized upon the forfeiture of stock awards and a decrease in incentive compensation. This decrease is partially offset by an increase in employee head count.

Financial Condition

Overview

At September 30, 2015, total assets were $858.2 million, an increase of $7.5 million, or 0.9%, compared to June 30, 2015. The principal components of the change in the balance sheet follow.

The loan portfolio – excluding loans held for sale – grew by $13.7 million, or 2.2%, compared to June 30, 2015, principally on the strength of $13.0 million of net growth in commercial loans purchased or originated by the Bank’s Loan Acquisition and Servicing Group (“LASG”) and net growth of $4.1 million in commercial originations by the Bank’s Community Banking Division. This net growth was offset by a $5.8 million decrease in the Community Banking Division's residential and consumer loan portfolio.

Loans generated by the LASG totaled $34.4 million for the quarter ended September 30, 2015. The growth in LASG loans consisted of $23.5 million of purchased loans, at an average price of 99.5%, and $10.9 million of originated loans. SBA loans closed during the quarter totaled $10.6 million, of which $7.3 million were funded and $5.5 million were sold in the secondary market. Residential and consumer loan production sold in the secondary market totaled $28.9 million for the quarter.

As noted above in “Description of Business Stategy-Business Overview,” the Company made certain commitments to the Board of Governors of the Federal Reserve System in connection with the merger of FHB Formation LLC with and into the Company in December 2010. The Company’s loan purchase and commercial real estate loan availability under these conditions follow.

Basis for Regulatory Condition	Condition	Availability at September 30, 2015
		(Dollars in millions)
Total Loans	Purchased loans may not exceed 40% of total loans	$65.3
Regulatory Capital	Non-owner occupied commercial real estate loans may not exceed 300% of total risk-based capital	$130.5

An overview of the LASG portfolio follows:

	LASG Portfolio
	Three Months Ended September 30,
	2015				2014
	Purchased	Originated	Secured Loans to Broker-Dealers	Total LASG	Purchased	Originated	Secured Loans to Broker-Dealers	Total LASG
	(Dollars in thousands)
Loans purchased or originated during the period:
Unpaid principal balance	$23,583	$10,941	$-	$34,524	$16,117	$16,358	$24,000	$56,475
Net investment basis	23,458	10,944	-	34,402	13,167	16,353	24,000	53,520

Loan returns during the period:
Yield	12.07%	5.67%	0.50%	8.23%	12.76%	9.88%	0.42%	10.93%
Total Return (1)	12.11%	5.67%	0.50%	8.26%	12.75%	10.53%	0.42%	11.05%

Total loans as of period end:
Unpaid principal balance	$249,229	$119,732	$60,000	$428,961	$244,910	$60,534	$48,000	$353,444
Net investment basis	$214,199	$119,670	$60,005	$393,874	$205,928	$60,497	$48,000	$314,425

(1) The total return on purchased loans represents scheduled accretion, accelerated accretion, gains on asset sales, and other noninterest income recorded during the period divided by the average invested balance, on an annualized basis.

Assets

Cash, Short-term Investments and Securities

Cash and short-term investments were $86.2 million as of September 30, 2015, a decrease of $3.7 million, or 4.1%, from $89.9 million at June 30, 2015. The decrease is primarily due to loan purchases for the quarter, offset by growth in the Bank’s deposit balances.

Available-for-sale securities totaled $101.3 million as of September 30, 2015 as compared to $101.9 million as of June 30, 2015, representing a decrease of $564 thousand or 0.5%. Included in available-for-sale securities are securities issued by government agencies and government-sponsored enterprises, as well as an investment of approximately $5.0 million in a CRA qualified fund that seeks to invest in securities either issued or guaranteed by the U.S. government or its agencies. At September 30, 2015, securities with a fair value of $3.0 million were pledged for outstanding borrowings.

Loans

The Company’s loan portfolio (excluding loans held-for-sale) by lending division follows:

	September 30, 2015
	Community Banking Division	LASG	SBA National	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$102,434	$-	$136	$102,570	16.39%
Home equity	22,480	-	-	22,480	3.59%
Commercial real estate: non-owner occupied	49,930	52,976	668	103,574	16.55%
Commercial real estate: owner occupied	23,003	15,091	11,205	49,299	7.88%
Commercial business	11,559	111,607	3,310	126,476	20.21%
Consumer	7,244	-	-	7,244	1.16%
Subtotal	216,650	179,674	15,319	411,643	65.77%
Purchased loans:
Residential real estate	-	3,214	-	3,214	0.51%
Commercial business	-	258	-	258	0.04%
Commercial real estate: non-owner occupied	-	140,709	-	140,709	22.48%
Commercial real estate: owner occupied	-	70,018	-	70,018	11.19%
Subtotal	-	214,199	-	214,199	34.23%
Total	$216,650	$393,873	$15,319	$625,842	100.00%

	June 30, 2015
	Community Banking Division	LASG	SBA National	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$106,138	$137	$-	$106,275	17.36%
Home equity	24,326	-	-	24,326	3.97%
Commercial real estate: non-owner occupied	48,933	53,051	3,865	105,849	17.29%
Commercial real estate: owner occupied	21,657	16,507	4,461	42,576	6.96%
Commercial business	11,597	108,577	2,637	122,860	20.06%
Consumer	7,659	-	-	7,659	1.25%
Subtotal	220,310	178,272	10,963	409,545	66.90%
Purchased loans:
Residential real estate	-	2,068	-	2,068	0.34%
Commercial business	-	273	-	273	0.04%
Commercial real estate: non-owner occupied	-	128,182	-	128,182	20.94%
Commercial real estate: owner occupied	-	72,069	-	72,069	11.77%
Subtotal	-	202,592	-	202,592	33.10%
Total	$220,310	$380,864	$10,963	$612,137	100.00%

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

The following table details the Company's nonperforming assets and other credit quality indicators as of September 30, 2015 and June 30, 2015. Management believes that, based on their carrying amounts, nonperforming assets are well secured based on the estimated fair value of underlying collateral.

	Non-Performing Assets at September 30, 2015
	Originated	Purchased	Total
	(Dollars in thousands)
Loans:
Residential real estate	$3,165	$-	$3,165
Home equity	20	-	20
Commercial real estate	529	6,939	7,468
Commercial business	2	-	2
Consumer	153	-	153
Subtotal	3,869	6,939	10,808
Real estate owned and other repossessed collateral	1,279	-	1,279
Total	$5,148	$6,939	$12,087

Ratio of nonperforming loans to total loans			1.73%
Ratio of nonperforming assets to total assets			1.41%
Ratio of loans past due to total loans			1.35%
Nonperforming loans that are current			$5,221
Commercial loans risk rated substandard or worse			$9,936
Troubled debt restructurings:
On accrual status			$6,816
On nonaccrual status			$1,443

	Non-Performing Assets at June 30, 2015
	Originated	Purchased	Total
	(Dollars in thousands)
Loans:
Residential real estate	$3,021	$-	$3,021
Home equity	11	-	11
Commercial real estate	994	6,532	7,526
Commercial business	2	-	2
Consumer	190	-	190
Subtotal	4,218	6,532	10,750
Real estate owned and other repossessed collateral	1,651	-	1,651
Total	$5,869	$6,532	$12,401

Ratio of nonperforming loans to total loans			1.76%
Ratio of nonperforming assets to total assets			1.46%
Ratio of loans past due to total loans			1.08%
Nonperforming loans that are current			$5,357
Commercial loans risk rated substandard or worse			$8,910
Troubled debt restructurings:
On accrual status			$6,365
Nonaccrual status			$2,131

At September 30, 2015, nonperforming assets totaled $12.1 million, or 1.4% of total assets, as compared to $12.4 million, or 1.5% of total assets, at June 30, 2015.

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

The Company’s allowance for loan losses was $2.1 million as of September 30, 2015, which represents an increase of $139 thousand from $1.9 million as of June 30, 2015. The increase during the period was principally due to increased volume of newly originated loans.

The following table details ratios related to the allowance for loan losses for the periods indicated.

	September 30, 2015	June 30, 2015	September 30, 2014
Allowance for loan losses to nonperforming loans	19.11%	17.92%	21.12%
Allowance for loan losses to total loans	0.33%	0.31%	0.28%
Last twelve months of net-charge offs to average loans	0.03%	0.03%	0.09%

While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors.

Other Assets

The cash surrender value of the Company’s bank-owned life insurance (“BOLI”) assets increased $111 thousand, or 0.7% to $15.4 million at September 30, 2015, compared to $15.3 million at June 30, 2015. Increases in cash surrender value are recognized in other income and are not subject to income taxes. Borrowing on, or surrendering a policy, may subject the Company to income tax expense on the increase in cash surrender value. For these reasons, management considers BOLI an illiquid asset. BOLI represented 12.5% of the Company’s total risk-based capital at September 30, 2015.

Intangible assets totaled $2.1 million and $2.2 million at September 30, 2015 and June 30, 2015, respectively. The $131 thousand decrease was the result of core deposit intangible asset amortization during the period.

Deposits, Borrowed Funds, Capital Resources and Liquidity

Deposits

The Company’s principal source of funding is its core deposit accounts. At September 30, 2015, non-maturity accounts, and certificates of deposit with balances less than $250 thousand represented 100% of total deposits.

Total deposits increased $18.7 million to $693.5 million as of September 30, 2015 from $674.8 million as of June 30, 2015. The increase, which funded growth in the Company’s loan portfolio, was centered mainly in money market accounts attracted through the Bank’s community bank division. The composition of total deposits at September 30, 2015 and June 30, 2015 follows.

	September 30, 2015		June 30, 2015
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Demand deposits	$62,687	9.04%	$60,383	8.95%
NOW accounts	71,767	10.35%	64,289	9.53%
Regular and other savings	34,912	5.03%	35,845	5.31%
Money market deposits	182,690	26.34%	168,527	24.98%
Total non-certificate accounts	352,056	50.77%	329,044	48.76%
Term certificates less than $250 thousand	341,422	49.23%	345,146	51.15%
Term certificates of $250 thousand or more	-	0.00%	569	0.08%
Total certificate accounts	341,422	49.23%	345,715	51.24%
Total deposits	$693,478	100.00%	$674,759	100.00%

Borrowed Funds

Advances from the FHLB were $30.2 million at both September 30, 2015 and June 30, 2015, respectively. At September 30, 2015, the Company had pledged investment securities with a fair value of $3.0 million, as well as certain residential real estate loans, commercial real estate loans, and FHLB deposits free of liens or pledges to secure outstanding advances and available additional borrowing capacity.

During the quarter ended September 30, 2015, the Company’s wholesale repurchase agreements paid off at maturity, representing a $10.0 million decrease from June 30, 2015.

Short-term borrowings, consisting of sweep accounts and repurchase agreements, were $2.5 million and $2.3 million as of September 30, 2015 and June 30, 2015, respectively.

Liquidity

The following table is a summary of unused borrowing capacity of the Company at September 30, 2015, in addition to traditional retail deposit products (dollars in thousands):

Brokered time deposits	$214,562	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	45,030	Unused advance capacity subject to eligible and qualified collateral
Federal Discount Window Borrower-in-Custody	2,124	Unused credit line subject to the pledge of loans
Other available lines	17,500
Total unused borrowing capacity	279,216

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

At September 30, 2015, the Company had $377.6 million of immediately accessible liquidity, defined as cash that the Bank reasonably believes could be raised within 7 days through collateralized borrowings, brokered deposits or security sales. This position represented 44.0% of total assets. The Company also had $86.2 million of cash and cash equivalents at September 30, 2015.

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

Capital

The carrying amount and unpaid principal balance of junior subordinated debentures totaled $8.7 million and $16.5 million, respectively, as of September 30, 2015. This debt represents qualifying Tier 1 capital for the Company, up to a maximum of 25% of total Tier 1 capital. At September 30, 2015, the carrying amounts of the junior subordinated notes, net of the Company’s $496 thousand investment in the affiliated trusts, qualified as Tier 1 capital.

At September 30, 2015, shareholders’ equity was $113.7 million, an increase of $977 thousand, or 0.9% from June 30, 2015. Book value per outstanding common share was $11.85 at September 30, 2015 and $11.76 at June 30, 2015. Tier 1 capital to total average assets of the Company was 14.23% as of September 30, 2015 and 14.49% at June 30, 2015.

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

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Correction Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2015:
Common equity tier 1 capital to risk weighted assets:
Company	$122,789	19.69%	$28,063	>4.5%	N/A	N/A
Bank	110,172	17.63%	28,115	>4.5%	40,610	>6.5%

Total capital to risk weighted assets:
Company	124,891	20.03%	49,889	>8.0%	N/A	N/A
Bank	113,409	18.15%	49,982	>8.0%	62,447	>10.0%

Tier 1 capital to risk weighted assets:
Company	122,789	19.69%	24,945	>4.0%	N/A	N/A
Bank	110,172	17.63%	24,991	>4.0%	37,486	>6.0%

Tier 1 capital to average assets:
Company	122,789	14.23%	34,511	>4.0%	N/A	N/A
Bank	110,172	12.79%	34,467	>4.0%	43,084	>5.0%

June 30, 2015:
Common equity tier 1 capital to risk weighted assets:
Company	$121,224	19.82%	$27,523	>4.5%	N/A	N/A
Bank	107,477	17.55%	27,558	>4.5%	39,806	>6.5%

Total capital to risk weighted assets:
Company	123,187	20.14%	48,932	>8.0%	N/A	N/A
Bank	111,228	18.16%	48,999	>8.0%	61,249	>10.0%

Tier 1 capital to risk weighted assets:
Company	121,224	19.82%	24,465	>4.0%	N/A	N/A
Bank	107,477	17.55%	24,496	>4.0%	36,744	>6.0%

Tier 1 capital to average assets:
Company	121,224	14.49%	33,464	>4.0%	N/A	N/A
Bank	107,477	12.86%	33,421	>4.0%	41,776	>5.0%

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

See Part I. Item I. “Notes to Unaudited Consolidated Financial Statements – Note 10: Commitments and Contingencies” for further discussion.

Results of Operations

General

Net income increased by $220 thousand to $1.9 million for the quarter ended September 30, 2015, compared to $1.6 million for the quarter ended September 30, 2014. When compared to the prior year, increases in net income for the three months ended September 30, 2015 resulted principally from higher noninterest income, as well as a slight increase in transactional income recognized on purchased loans.

The following table details the total return on purchased loans, which includes transactional income of $2.2 million for the quarter ended September 30, 2015, an increase of $209 thousand from the quarter ended September 30, 2014.

	Total Return on Purchased Loans
	Three Months Ended September 30,
	2015		2014
	Income	Return (1)	Income	Return (1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$3,887	7.70%	$4,497	8.80%
Transactional income:
Gain (loss) on loan sales	-	0.00%	(4)	-0.01%
Gain on sale of real estate owned	22	0.04%	-	0.00%
Other noninterest income	-	0.00%	-	0.00%
Accelerated accretion and loan fees	2,208	4.37%	2,025	3.96%
Total transactional income	2,230	4.41%	2,021	3.95%
Total	$6,117	12.11%	$6,518	12.75%

(1)

The total return on purchased loans represents scheduled accretion, accelerated accretion, gains on asset sales, and other noninterest income recorded during the period divided by the average invested balance, on an annualized basis.

Net Interest Income

Net interest and dividend income before provision for loan losses decreased by $230 thousand, or 2.4%, for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014. The decrease is primarily due to lower interest income in the purchased loan portfolio, mainly due to a decline in yield to 12.1% in the current quarter from 12.8% earned in the quarter ended September 30, 2014.

The various components of transactional income are set forth in the table below entitled “Total Return on Purchased Loans.” When compared to the three months ended September 30, 2014, transactional interest income increased by $183 thousand. The following table summarizes interest income and related yields recognized on the loan portfolios:

	Interest Income and Yield on Loans
	Three Months Ended September 30,
	2015			2014
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
	(Dollars in thousands)
Community Banking Division	$238,873	$2,924	4.86%	$241,165	$3,062	5.04%
LASG:
Originated	118,574	1,696	5.67%	52,430	1,306	9.88% (1)
Purchased	200,385	6,095	12.07%	202,856	6,522	12.76%
Secured Loans to Broker-Dealers	60,007	75	0.50%	29,905	32	0.42%
Total LASG	378,966	7,866	8.23%	285,191	7,860	10.93%
Total	$617,839	$10,790	6.93%	$526,356	$10,922	8.23%

(1)

The yield for LASG originated loans included $335 thousand of loan fees in the quarter ended September 30, 2014, compared to $1 thousand of loan fees in the quarter ended September 30, 2015. The yield for LASG originated loans, excluding loan fees, was 7.35% in the quarter ended September 30, 2014.

In the quarter ended September 30, 2015, net interest income was negatively affected by a lower level of noncash accretion of fair value adjustments resulting from the 2010 merger than in the quarter ended September 30, 2014. The effect of such accretion will continue to diminish as financial instruments held at the merger mature or prepay.

The Company’s interest rate spread and net interest margin decreased by 70 basis points for the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014. The following sets forth the average balance sheets, interest income and interest expense, and average yields and costs for the three months ended September 30, 2015 and 2014.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED AVERAGE BALANCE SHEETS AND ANNUALIZED YIELDS
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,
	2015			2014
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning assets:
Investment securities (1)	$102,241	$228	0.88%	$112,250	$244	0.86%
Loans (2) (3)	617,839	10,790	6.93%	526,356	10,922	8.23%
Federal Home Loan Bank stock	4,102	34	3.29%	4,102	15	1.45%
Short-term investments (4)	99,649	61	0.24%	82,762	51	0.24%
Total interest-earning assets	823,831	11,113	5.35%	725,470	11,232	6.14%
Cash and due from banks	3,026			2,712
Other non-interest earning assets	36,420			34,736
Total assets	$863,277			$762,918

Liabilities & Stockholders' Equity:
Interest-bearing liabilities:
NOW accounts	$69,619	$46	0.26%	$63,608	$41	0.26%
Money market accounts	170,566	353	0.82%	86,294	110	0.51%
Savings accounts	36,360	12	0.13%	34,361	11	0.13%
Time deposits	350,867	954	1.08%	340,368	968	1.13%
Total interest-bearing deposits	627,412	1,365	0.86%	524,631	1,130	0.85%
Short-term borrowings	1,950	9	1.83%	3,320	9	1.08%
Borrowed funds	39,324	344	3.47%	52,979	416	3.12%
Junior subordinated debentures	8,650	154	7.06%	8,461	206	9.66%
Total interest-bearing liabilities	677,336	1,872	1.10%	589,391	1,761	1.19%

Non-interest bearing liabilities:
Demand deposits and escrow accounts	64,008			53,245
Other liabilities	8,763			7,891
Total liabilities	750,107			650,527
Stockholders' equity	113,170			112,391
Total liabilities and stockholders' equity	$863,277			$762,918

Net interest income		$9,241			$9,471

Interest rate spread			4.25%			4.95%
Net interest margin (5)			4.45%			5.18%

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

	Three Months Ended September, 2015 compared to 2014
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investment securities	$(22)	$6	$(16)
Loans	1,741	(1,873)	(132)
Federal Home Loan Bank stock	-	19	19
Short-term investments	10	-	10
Total interest-earning assets	1,729	(1,848)	(119)

Interest-bearing liabilities:
Interest-bearing deposits	197	38	235
Short-term borrowings	(5)	5	-
Borrowed funds	(115)	43	(72)
Junior subordinated debentures	5	(57)	(52)
Total interest-bearing liabilities	82	29	111
Total change in net interest income	$1,647	$(1,877)	$(230)

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

The provision for loan losses for the quarter ended September 30, 2015 and 2014 was $169 thousand and $320 thousand, respectively. The decrease in the Company’s loan loss provision resulted principally from a higher level of allowance built over the year, as well as a decrease in charge-offs.

Noninterest Income

Noninterest income increased by $551 thousand for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014, principally due to an increase in gains realized on sale of portfolio loans. The recent quarter includes gains realized on sale of SBA loans of $675 thousand, compared to an $80 thousand gain on sale of commercial loans in the quarter ended September 30, 2014.

Noninterest Expense

Noninterest expense increased by $100 thousand for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014, principally due to the following:

●	An increase of $177 thousand in loan acquisition and collections expense related to the collections of two loans;
●	An increase of $122 thousand in professional fees related to IT consulting;
●	An increase of $88 thousand in occupancy and equipment expense, due to increases in rent and IT-related equipment expense; and
●

A decrease of $277 thousand in salaries and employee benefits, principally due to the current quarter benefit recognized upon the forfeiture of stock awards and a decrease in incentive compensation. This decrease is partially offset by an increase in employee head count.

Income Taxes

The Company’s effective tax rate for the quarter ended September 30, 2015 was 37.07%, compared to 36.53% for the quarter ended September 30, 2014. The increase in the quarter was primarily due to fluctuations in projected pre-tax income and the adoption of ASU 2014-01.

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

Based on this evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2015.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2015 that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On April 30, 2015, the Board of Directors voted to amend the existing stock repurchase program to authorize the Company to purchase an additional 500,000 shares of its common stock, representing 5.1% of the Company’s outstanding common shares or approximately $4.7 million based on the Company’s closing price on April 29, 2015. The amended stock repurchase program will expire on April 30, 2017.

As of September 30, 2015, 1,054,362 shares had been repurchased under this plan at a weighted average price of $9.52.

The following table sets forth information with respect to purchases made by the Company of its common stock during the three months ended September 30, 2015.

	Total Number	Average Price	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet Be
	of Shares	Per	Announced	Purchased Under
Period	Purchased (1)	Share	Programs	the Program
Jul. 1 –Jul. 31	17,300	$10.07	1,019,162	350,838
Aug. 1 – Aug. 31	13,900	10.60	1,033,062	336,938
Sep. 1 – Sep. 30	21,300	10.65	1,054,362	315,638

(1) Based on trade date, not settlement date

Item 3.	Defaults Upon Senior Securities None.

Item 4.	Mine Safety Disclosures Not applicable.

Item 5.	Other Information None.

Item 6.	Exhibits

Exhibits No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *
32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **
32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **
101

The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2015 and June 30, 2015; (ii) Consolidated Statements of Income for the three months ended September 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three months ended September 30, 2015 and 2014; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended September 30, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the three months ended September 30, 2015 and 2014; and (v) Notes to Unaudited Consolidated Financial Statements.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2015		NORTHEAST BANCORP
	By:	/s/ Richard Wayne
Richard Wayne
President and Chief Executive Officer

	By:	/s/ Brian Shaughnessy
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
101

The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2015 and June 30, 2015; (ii) Consolidated Statements of Income for the three months ended September 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three months ended September 30, 2015 and 2014; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended September 30, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the three months ended September 30, 2015 and 2014; and (v) Notes to Unaudited Consolidated Financial Statements.

* Filed herewith

** Furnished herewith