Form 10-Q
period 2015-12-31
NORTHEAST BANCORP /ME/
filed 2016-02-12
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of February 1, 2016, the registrant had outstanding 8,482,819 shares of voting common stock, $1.00 par value per share and 1,029,110 shares of non-voting common stock, $1.00 par value per share.

PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share data)

	December 31, 2015	June 30, 2015
Assets
Cash and due from banks	$3,485	$2,789
Short-term investments	62,878	87,061
Total cash and cash equivalents	66,363	89,850

Available-for-sale securities, at fair value	104,339	101,908

Residential real estate loans held for sale	7,592	7,093
SBA loans held for sale	-	1,942
Total loans held for sale	7,592	9,035

Loans
Commercial real estate	401,075	348,676
Residential real estate	122,427	132,669
Commercial and industrial	149,154	123,133
Consumer	6,780	7,659
Total loans	679,436	612,137
Less: Allowance for loan losses	2,129	1,926
Loans, net	677,307	610,211

Premises and equipment, net	8,461	8,253
Real estate owned and other possessed collateral, net	1,238	1,651
Federal Home Loan Bank stock, at cost	2,571	4,102
Intangible assets, net	1,947	2,209
Bank owned life insurance	15,499	15,276
Other assets	8,784	8,223
Total assets	$894,101	$850,718

Liabilities and Stockholders' Equity
Deposits
Demand	$64,087	$60,383
Savings and interest checking	101,117	100,134
Money market	208,324	168,527
Time	353,238	345,715
Total deposits	726,766	674,759

Federal Home Loan Bank advances	30,131	30,188
Wholesale repurchase agreements	-	10,037
Short-term borrowings	2,426	2,349
Junior subordinated debentures issued to affiliated trusts	8,723	8,626
Capital lease obligation	1,252	1,368
Other liabilities	10,190	10,664
Total liabilities	779,488	737,991

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares issued and outstanding at December 31, 2015 and June 30, 2015	-	-
Voting common stock, $1.00 par value, 25,000,000 shares authorized; 8,490,619 and 8,575,144 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively	8,491	8,575
Non-voting common stock, $1.00 par value, 3,000,000 shares authorized; 1,029,110 and 1,012,739 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively	1,029	1,013
Additional paid-in capital	84,525	85,506
Retained earnings	22,340	18,921
Accumulated other comprehensive loss	(1,772)	(1,288)
Total stockholders' equity	114,613	112,727
Total liabilities and stockholders' equity	$894,101	$850,718

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Interest and dividend income:
Interest and fees on loans	$11,719	$10,948	$22,509	$21,870
Interest on available-for-sale securities	236	232	464	475
Other interest and dividend income	80	79	176	146
Total interest and dividend income	12,035	11,259	23,149	22,491

Interest expense:
Deposits	1,425	1,281	2,789	2,410
Federal Home Loan Bank advances	259	265	519	588
Wholesale repurchase agreements	-	73	67	145
Short-term borrowings	5	7	13	16
Junior subordinated debentures issued to affiliated trusts	158	188	312	394
Obligation under capital lease agreements	16	19	33	38
Total interest expense	1,863	1,833	3,733	3,591

Net interest and dividend income before provision for loan losses	10,172	9,426	19,416	18,900
Provision for loan losses	896	113	1,065	433
Net interest and dividend income after provision for loan losses	9,276	9,313	18,351	18,467

Noninterest income:
Fees for other services to customers	428	392	836	786
Gain on sales of residential loans held for sale	398	447	957	1,029
Gain on sales of portfolio loans	679	445	1,354	525
Loss recognized on real estate owned and other repossessed collateral, net	(14)	(31)	(74)	(54)
Bank-owned life insurance income	112	110	224	219
Other noninterest income	21	7	29	19
Total noninterest income	1,624	1,370	3,326	2,524

Noninterest expense:
Salaries and employee benefits	4,854	4,737	9,110	9,270
Occupancy and equipment expense	1,320	1,181	2,610	2,384
Professional fees	264	458	694	766
Data processing fees	366	347	714	692
Marketing expense	66	80	136	148
Loan acquisition and collection expense	219	413	663	687
FDIC insurance premiums	116	110	229	234
Intangible asset amortization	131	166	262	331
Other noninterest expense	860	718	1,589	1,437
Total noninterest expense	8,196	8,210	16,007	15,949

Income before income tax expense	2,704	2,473	5,670	5,042
Income tax expense	960	893	2,059	1,818
Net income	1,744	1,580	3,611	3,224

Weighted-average shares outstanding:
Basic	9,559,369	10,132,349	9,560,913	10,155,598
Diluted	9,569,585	10,132,349	9,567,138	10,155,598

Earnings per common share:
Basic	$0.18	$0.16	$0.38	$0.32
Diluted	0.18	0.16	0.38	0.32

Cash dividends declared per common share	$0.01	$0.01	$0.02	$0.02

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net income	$1,744	$1,580	$3,611	$3,224

Other comprehensive (loss) income, before tax:
Available-for-sale securities:
Change in net unrealized (loss) gain on available-for-sale securities	(692)	538	(226)	263
Derivatives and hedging activities:
Change in accumulated gain (loss) on effective cash flow hedges	284	(500)	(554)	(770)
Reclassification adjustments for net gains included in net income	-	(24)	-	(34)
Total derivatives and hedging activities	284	(524)	(554)	(804)
Total other comprehensive (loss) income, before tax	(408)	14	(780)	(541)
Income tax (benefit) expense related to other comprehensive (loss) income	(155)	4	(296)	(183)
Other comprehensive (loss) income, net of tax	(253)	10	(484)	(358)
Comprehensive income	$1,491	$1,590	$3,127	$2,866

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share and per share data)

	Preferred Stock		Voting Common Stock		Non-voting Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at June 30, 2014	-	$-	9,260,331	$9,260	880,963	$881	$90,914	$12,294	$(1,283)	$112,066
Net income	-	-	-	-	-	-	-	3,224	-	3,224
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	(358)	(358)
Common stock repurchased	-	-	(448,686)	(449)	-	-	(3,653)	-	-	(4,102)
Conversion of voting common stock to non- voting common stock	-	-	-	-	-	-	-	-	-	-
Dividends on common stock at $0.02 per share	-	-	-	-	-	-	-	(204)	-	(204)
Stock-based compensation	-	-	-	-	-	-	297	-	-	297
Issuance of restricted common stock	-	-	168,000	168	-	-	(168)	-	-	-
Forfeiture of restricted common stock	-	-	(14,221)	(14)	-	-	14	-	-	-
Balance at December 31, 2014	-	$-	8,965,424	$8,965	880,963	$881	$87,404	$15,314	$(1,641)	$110,923

Balance at June 30, 2015	-	$-	8,575,144	$8,575	1,012,739	$1,013	$85,506	$18,921	$(1,288)	$112,727
Net income	-	-	-	-	-	-	-	3,611	-	3,611
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	(484)	(484)
Common stock repurchased	-	-	(125,100)	(125)	-	-	(1,204)	-	-	(1,329)
Conversion of voting common stock to non- voting common stock	-	-	(16,371)	(16)	16,371	16	-	-	-	-
Dividends on common stock at $0.02 per share	-	-	-	-	-	-	-	(192)	-	(192)
Stock-based compensation	-	-	-	-	-	-	280	-	-	280
Issuance of restricted common stock	-	-	100,000	100	-	-	(100)	-	-	-
Forfeiture of restricted common stock	-	-	(43,054)	(43)	-	-	43	-	-	-
Balance at December 31, 2015	-	$-	8,490,619	$8,491	1,029,110	$1,029	$84,525	$22,340	$(1,772)	$114,613

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS(Unaudited)

(Dollars in thousands)

	Six Months Ended December 31,
	2015	2014
Operating activities:
Net income	$3,611	$3,224
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	1,065	433
Loss on sale and impairment of real estate owned and other repossessed collateral, net	68	26
Loss on sale of premises and equipment, net	6	28
Accretion of fair value adjustments on loans, net	(5,600)	(6,117)
Accretion of fair value adjustments on deposits, net	(4)	(120)
Accretion of fair value adjustments on borrowings, net	3	(72)
Originations of loans held for sale	(49,640)	(49,444)
Net proceeds from sales of loans held for sale	50,098	57,264
Gain on sales of residential loans held for sale	(957)	(1,029)
Gain on sales of portfolio loans	(1,354)	(525)
Amortization of intangible assets	262	331
Bank-owned life insurance income, net	(224)	(219)
Depreciation of premises and equipment	824	847
Stock-based compensation	280	297
Amortization of available-for-sale securities, net	490	519
Changes in other assets and liabilities:
Other assets	165	(1,665)
Other liabilities	(1,027)	(1,071)
Net cash (used in) provided by operating activities	(1,934)	2,707
Investing activities:
Purchases of available-for-sale securities	(17,548)	-
Proceeds from maturities and principal payments on available-for-sale securities	14,400	5,786
Loan purchases	(59,311)	(39,667)
Proceeds from sales of portfolio loans	14,427	3,665
Loan originations, principal collections, and purchased loan paydowns, net	(15,424)	(16,778)
Purchases and disposals of premises and equipment, net	(1,038)	(234)
Redemption of Federal Home Loan Bank stock	1,531	-
Proceeds from sales of real estate owned and other repossessed collateral	959	129
Net cash used in investing activities	(62,004)	(47,099)
Financing activities:
Net increase in deposits	52,011	57,511
Net increase (decrease) in short-term borrowings	77	(209)
Repurchase of common stock	(1,329)	(4,102)
Dividends paid on common stock	(192)	(204)
Repayments of FHLB advances	-	(7,500)
Repayment of wholesale repurchase agreements	(10,000)	-
Repayment of capital lease obligation	(116)	(94)
Net cash provided by financing activities	40,451	45,402
Net (decrease) increase in cash and cash equivalents	(23,487)	1,010
Cash and cash equivalents, beginning of period	89,850	82,259
Cash and cash equivalents, end of period	$66,363	$83,269

Supplemental schedule of noncash investing and financing activities:
Transfers from loans to real estate owned and other repossessed collateral	$614	$241
Transfers from real estate owned and other repossessed collateral to loans	-	2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

December 31, 2015

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2015-14, Revenue from Contracts with Customers (Topic 606) (“ASU 2015-14”) was issued in August 2015 which defers adoption to annual reporting periods beginning after December 15, 2017.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This guidance changes how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability exception will be available for equity investments that do not have readily determinable fair values, however; the exception requires the Company to adjust the carrying amount for impairment and observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This guidance also changes certain disclosure requirements and other aspects of current US GAAP. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within the fiscal year. The Company is currently evaluating the impact of the adoption of ASU 2016-01 on its consolidated financial statements.

3. Securities Available-for-Sale

The following presents a summary of the amortized cost, gross unrealized holding gains and losses, and fair value of securities available for sale.

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government agency securities	$51,572	$1	$(78)	$51,495
Agency mortgage-backed securities	48,785	-	(943)	47,842
Other investments measured at net asset value	5,044	-	(42)	5,002
	$105,401	$1	$(1,063)	$104,339

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government agency securities	$48,191	$40	$(1)	$48,230
Agency mortgage-backed securities	54,553	2	(877)	53,678
Other investments measured at net asset value	-	-	-	-
	$102,744	$42	$(878)	$101,908

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on sale. There were no securities sold during the three and six months ended December 31, 2015 or 2014. At December 31, 2015, investment securities with a fair value of approximately $3.0 million were pledged as collateral to secure outstanding borrowings.

The following summarizes the Company’s gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2015
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agency securities	$42,495	$(78)	$-	$-	$42,495	$(78)
Agency mortgage-backed securities	10,620	(129)	37,222	(814)	47,842	(943)
Other investments measured at net asset value	5,002	(42)	-	-	5,002	(42)
	$58,117	$(249)	$37,222	$(814)	$95,339	$(1,063)

	June 30, 2015
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agency securities	$2,999	$(1)	$-	$-	$2,999	$(1)
Agency mortgage-backed securities	10,295	(106)	41,349	(771)	51,644	(877)
Other investments measured at net asset value	-	-	-	-	-	-
	$13,294	$(107)	$41,349	$(771)	$54,643	$(878)

There were no other-than-temporary impairment losses on securities during the three and six months ended December 31, 2015 or 2014.

At December 31, 2015, the Company had sixteen securities in a continuous loss position for greater than twelve months. At December 31, 2015, all of the Company’s available-for-sale securities were issued or guaranteed by either government agencies or government-sponsored enterprises. The decline in fair value of the Company’s available-for-sale securities at December 31, 2015 is attributable to changes in interest rates.

In addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company’s investment portfolio, management of the Company also considers the Company’s ability and intent to hold such securities to maturity or recovery of cost. At December 31, 2015, it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. As such, management does not believe any of the Company’s available-for-sale securities are other-than-temporarily impaired at December 31, 2015.

The investment measured at net asset value is a fund that seeks to invest in securities either issued or guaranteed by the U.S. government or its agencies. The underlying composition of the fund is primarily government agencies or other investment-grade investments. The effective duration of the investments is 4.55 years.

The amortized cost and fair values of available-for-sale debt securities by contractual maturity are shown below as of December 31, 2015. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within one year	$39,082	$39,067
Due after one year through five years	12,490	12,428
Due after five years through ten years	22,966	22,620
Due after ten years	25,819	25,222
Total	$100,357	$99,337

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

The composition of the Company’s loan portfolio is as follows on the dates indicated.

	December 31, 2015			June 30, 2015
	Originated	Purchased	Total	Originated	Purchased	Total
	(Dollars in thousands)
Residential real estate	$99,312	$2,658	$101,970	$106,275	$2,068	$108,343
Home equity	20,457	-	20,457	24,326	-	24,326
Commercial real estate	177,941	223,134	401,075	148,425	200,251	348,676
Commercial and industrial	148,932	222	149,154	122,860	273	123,133
Consumer	6,780	-	6,780	7,659	-	7,659
Total loans	$453,422	$226,014	$679,436	$409,545	$202,592	$612,137

Past Due and Nonaccrual Loans

The following is a summary of past due and non-accrual loans:

	December 31, 2015
	30-59 Days	60-89 Days	Past Due 90 Days or More-Still Accruing	Past Due 90 Days or More- Nonaccrual	Total Past Due	Total Current	Total Loans	Non- Accrual Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$607	$552	$-	$2,199	$3,558	$95,954	$99,312	$3,263
Home equity	-	-	-	11	11	20,446	20,457	11
Commercial real estate	227	188	-	278	693	177,248	177,941	399
Commercial and industrial	-	-	-	2	2	148,930	148,932	2
Consumer	55	70	-	107	232	6,548	6,780	204
Total originated portfolio	889	810	-	2,597	4,296	449,126	453,422	3,879
Purchased portfolio:
Residential real estate	-	1,186	-	-	1,186	1,472	2,658	-
Commercial and industrial	-	-	-	-	-	222	222	-
Commercial real estate	8,426	743	-	2,214	11,383	211,751	223,134	2,221
Total purchased portfolio	8,426	1,929	-	2,214	12,569	213,445	226,014	2,221
Total loans	$9,315	$2,739	$-	$4,811	$16,865	$662,571	$679,436	$6,100

	June 30, 2015
	30-59 Days	60-89 Days	Past Due 90 Days or More-Still Accruing	Past Due 90 Days or More- Nonaccrual	Total Past Due	Total Current	Total Loans	Non- Accrual Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$239	$973	$-	$1,393	$2,605	$103,670	$106,275	$3,021
Home equity	9	-	-	11	20	24,306	24,326	11
Commercial real estate	300	-	-	704	1,004	147,421	148,425	994
Commercial and industrial	-	-	-	2	2	122,858	122,860	2
Consumer	105	29	-	56	190	7,469	7,659	190
Total originated portfolio	653	1,002	-	2,166	3,821	405,724	409,545	4,218
Purchased portfolio:
Residential real estate	-	-	-	-	-	2,068	2,068	-
Commercial and industrial	-	-	-	-	-	273	273	-
Commercial real estate	86	299	-	2,410	2,795	197,456	200,251	6,532
Total purchased portfolio	86	299	-	2,410	2,795	199,797	202,592	6,532
Total loans	$739	$1,301	$-	$4,576	$6,616	$605,521	$612,137	$10,750

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

The allowance for loan losses consists of general, specific, and unallocated reserves and reflects management’s estimate of probable loan losses inherent in the loan portfolio at the balance sheet date. Management uses a consistent and systematic process and methodology to evaluate the appropriateness of the allowance for loan losses on a quarterly basis. The calculation of the allowance for loan losses is segregated by portfolio segments, which include: commercial real estate, commercial and industrial, consumer, residential real estate, and purchased loans. Risk characteristics relevant to each portfolio segment are as follows:

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

Commercial and industrial: Loans in this segment are made to businesses and are generally secured by the assets of the business. Repayment is expected from the cash flows of the business. Weakness in national or regional economic conditions, and a corresponding weakness in consumer or business spending, will have an adverse effect on the credit quality of this segment.

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

The allocated component of the allowance for loan losses relates to loans that are classified as impaired. Impairment is measured on a loan-by-loan basis for commercial and industrial, and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than the carrying value of that loan. Large groups of smaller-balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment based on the group’s historical loss experience adjusted for qualitative factors. Accordingly, the Company does not separately identify individual consumer and residential loans for individual impairment and disclosure. However, all TDRs are individually reviewed for impairment.

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

The following table sets forth activity in the Company’s allowance for loan losses.

	Three Months Ended December 31, 2015
	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$732	$733	$134	$46	$364	$56	$2,065
Provision	147	125	42	(6)	644	(56)	896
Recoveries	1	-	4	3	-	-	8
Charge-offs	(19)	(14)	(1)	(7)	(799)	-	(840)
Ending balance	$861	$844	$179	$36	$209	$-	$2,129

	Three Months Ended December 31, 2014
	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$783	$340	$49	$51	$271	$45	$1,539
Provision	2	(53)	5	8	142	9	113
Recoveries	11	1	-	3	-	-	15
Charge-offs	-	-	-	(3)	-	-	(3)
Ending balance	$796	$288	$54	$59	$413	$54	$1,664

	Six Months Ended December 31, 2015
	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$741	$694	$117	$35	$283	$56	$1,926
Provision	126	187	58	25	725	(56)	1,065
Recoveries	13	5	5	5	-	-	28
Charge-offs	(19)	(42)	(1)	(29)	(799)	-	(890)
Ending balance	$861	$844	$179	$36	$209	$-	$2,129

	Six Months Ended December 31, 2014
	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$580	$358	$48	$79	$267	$35	$1,367
Provision	360	(71)	6	(27)	146	19	433
Recoveries	16	1	-	13	-	-	30
Charge-offs	(160)	-	-	(6)	-	-	(166)
Ending balance	$796	$288	$54	$59	$413	$54	$1,664

The following table sets forth information regarding the allowance for loan losses by portfolio segment and impairment methodology.

	December 31, 2015
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$557	$17	$-	$1	$-	$-	$575
Collectively evaluated	304	827	179	35	-	-	1,345
ASC 310-30	-	-	-	-	209	-	209
Total	$861	$844	$179	$36	$209	$-	$2,129

Loans:
Individually evaluated	$5,178	$1,764	$2	$420	$-	$-	$7,364
Collectively evaluated	114,591	176,177	148,930	6,360	-	-	446,058
ASC 310-30	-	-	-	-	226,014	-	226,014
Total	$119,769	$177,941	$148,932	$6,780	$226,014	$-	$679,436

	June 30, 2015
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$435	$21	$-	$-	$-	$-	$456
Collectively evaluated	306	673	117	35	-	56	1,187
ASC 310-30	-	-	-	-	283	-	283
Total	$741	$694	$117	$35	$283	$56	$1,926

Loans:
Individually evaluated	$4,095	$2,381	$2	$253	$-	$-	$6,731
Collectively evaluated	126,506	146,044	122,858	7,406	-	-	402,814
ASC 310-30	-	-	-	-	202,592	-	202,592
Total	$130,601	$148,425	$122,860	$7,659	$202,592	$-	$612,137

The following table sets forth information regarding impaired loans. Loans accounted for under ASC 310-30 that have performed based on cash flow and accretable yield expectations determined at date of acquisition are not considered impaired assets and have been excluded from the tables below.

	December 31, 2015			June 30, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$3,251	$3,424	$-	$1,975	$2,076	$-
Consumer	379	424	-	253	262	-
Commercial real estate	875	872	-	1,505	1,510	-
Commercial and industrial	2	2	-	2	2	-
Purchased:
Commercial real estate	5,675	7,126	-	7,673	9,606	-
Total	10,182	11,848	-	11,408	13,456	-

Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,927	1,868	557	2,120	2,060	435
Consumer	41	41	1	-	-	-
Commercial real estate	889	883	17	876	870	21
Commercial and industrial	-	-	-	-	-	-
Purchased:
Commercial real estate	218	260	54	1,208	1,644	260
Total	3,075	3,052	629	4,204	4,574	716
Total impaired loans	$13,257	$14,900	$629	$15,612	$18,030	$716

The following tables set forth information regarding interest income recognized on impaired loans.

	Three Months Ended December 31,
	2015		2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$3,157	$37	$1,384	$28
Consumer	354	8	292	68
Commercial real estate	885	7	1,182	30
Commercial and industrial	2	-	-	-
Purchased:
Commercial real estate	6,844	50	6,901	85
Total	11,242	102	9,759	211

Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,968	22	2,080	7
Consumer	44	1	121	15
Commercial real estate	930	19	1,248	11
Commercial and industrial	-	-	-	-
Purchased:
Commercial real estate	1,481	3	1,295	21
Total	4,423	45	4,744	54
Total impaired loans	$15,665	$147	$14,503	$265

	Six Months Ended December 31,
	2015		2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$2,613	$76	$1,188	$45
Consumer	316	13	297	71
Commercial real estate	1,190	14	1,462	37
Commercial and industrial	2	-	-	-
Purchased:
Commercial real estate	6,674	64	5,820	160
Total	10,795	167	8,767	313

Impaired loans with a valuation allowance:
Originated:
Residential real estate	2,024	45	1,682	35
Consumer	20	2	126	16
Commercial real estate	883	31	1,095	31
Commercial and industrial	-	-	-	-
Purchased:
Commercial real estate	713	39	1,612	24
Total	3,640	117	4,515	106
Total impaired loans	$14,435	$284	$13,282	$419

Credit Quality

The Company utilizes a ten-point internal loan rating system for commercial real estate, construction, commercial and industrial, and certain residential loans as follows:

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

The following tables present the Company’s loans by risk rating.

	December 31, 2015
	Originated Portfolio
	Commercial	Commercial		Purchased
	Real Estate	and Industrial	Residential(1)	Portfolio	Total
	(Dollars in thousands)
Loans rated 1- 6	$174,270	$148,912	$8,419	$210,635	$542,236
Loans rated 7	2,770	18	622	11,830	15,240
Loans rated 8	901	2	601	3,549	5,053
Loans rated 9	-	-	23	-	23
Loans rated 10	-	-	-	-	-
	$177,941	$148,932	$9,665	$226,014	$562,552

	June 30, 2015
	Originated Portfolio
	Commercial	Commercial		Purchased
	Real Estate	and Industrial	Residential(1)	Portfolio	Total
	(Dollars in thousands)
Loans rated 1- 6	$142,321	$122,829	$8,049	$190,193	$463,392
Loans rated 7	4,417	31	634	5,628	10,710
Loans rated 8	1,687	-	429	6,771	8,887
Loans rated 9	-	-	23	-	23
Loans rated 10	-	-	-	-	-
	$148,425	$122,860	$9,135	$202,592	$483,012

(1)	Certain of the Company’s loans made for commercial purposes, but secured by residential collateral, are rated under the Company’s risk-rating system.

Troubled Debt Restructurings

The following table shows the Company’s post-modification balance of TDRs by type of modification.

	Three Months Ended December 31,				Six Months Ended December 31,
	2015		2014		2015		2014
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
Extended maturity	-	$-	1	$356	-	$-	3	$590
Adjusted interest rate	-	-	3	157	-	-	4	195
Rate and maturity	3	208	-	-	2	36	3	201
Principal deferment	-	-	-	-	-	-	1	453
Court ordered concession	-	-	-	-	-	-	4	84
	3	$208	4	$513	2	$36	15	$1,523

The following table shows loans modified in a TDR and the change in the recorded investment subsequent to the modifications occurring.

	Three Months Ended December 31,
	2015			2014
		Recorded	Recorded		Recorded	Recorded
	Number of	Investment	Investment	Number of	Investment	Investment
	Contracts	Pre-Modification	Post-Modification	Contracts	Pre-Modification	Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	3	$208	$208	2	$125	$125
Home equity	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer	-	-	-	1	32	32
Total originated portfolio	3	208	208	3	157	157

Purchased portfolio:
Residential real estate	-	-	-	-	-	-
Commercial real estate	-	-	-	1	356	356
Total purchased portfolio	-	-	-	1	356	356
Total	3	$208	$208	4	$513	$513

	Six Months Ended December 31,
	2015			2014
		Recorded	Recorded		Recorded	Recorded
	Number of	Investment	Investment	Number of	Investment	Investment
	Contracts	Pre-Modification	Post-Modification	Contracts	Pre-Modification	Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	3	$208	$208	11	$933	$933
Home equity	-	-	-	-	-	-
Commercial real estate	-	-	-	1	200	200
Commercial and industrial	-	-	-	-	-	-
Consumer	-	-	-	2	34	34
Total originated portfolio	3	208	208	14	1,167	1,167

Purchased portfolio:
Residential real estate	-	-	-	-	-	-
Commercial real estate	-	-	-	1	356	356
Total purchased portfolio	-	-	-	1	356	356
Total	3	$208	$208	15	$1,523	$1,523

The Company considers TDRs past due 90 days or more to be in payment default. Two loans modified in a TDR in the last twelve months defaulted during the three and six months ended December 31, 2015; the recorded investment of such loans was $216 thousand. As of December 31, 2015, there were no further commitments to lend associated with loans modified in a TDR.

ASC 310-30 Loans

The following tables present a summary of loans accounted for under ASC 310-30 that were acquired by the Company during the period indicated.

	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014
	(Dollars in thousands)
Contractually required payments receivable	$60,153	$66,662
Nonaccretable difference	(491)	(1,625)
Cash flows expected to be collected	59,662	65,037
Accretable yield	(23,807)	(25,405)
Fair value of loans acquired	$35,855	$39,632

	Six Months Ended December 31, 2015	Six Months Ended December 31, 2014
	(Dollars in thousands)
Contractually required payments receivable	$91,427	$87,770
Nonaccretable difference	(782)	(1,929)
Cash flows expected to be collected	90,645	85,841
Accretable yield	(31,334)	(33,365)
Fair value of loans acquired	$59,311	$52,476

Certain of the loans accounted for under ASC 310-30 that were acquired by the Company are not accounted for using the income recognition model because the Company cannot reasonably estimate cash flows expected to be collected. These loans when acquired are placed on non-accrual. The carrying amounts of such loans are as follows.

	As of and for the Three Months Ended December 31, 2015	As of and for the Six Months Ended December 31, 2015
	(Dollars in thousands)
Loans acquired during the period	$-	$-
Loans at end of period	9,047	9,047

The following tables summarize the activity in the accretable yield for loans accounted for under ASC 310-30.

	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014
	(Dollars in thousands)
Beginning balance	$109,615	$108,352
Acquisitions	23,807	25,405
Accretion	(3,885)	(4,286)
Reclassifications from non-accretable difference to accretable yield	2,764	-
Disposals and other changes	(8,208)	(6,196)
Ending balance	$124,093	$123,275

	Six Months Ended December 31, 2015	Six Months Ended December 31, 2014
	(Dollars in thousands)
Beginning balance	$111,449	$109,040
Acquisitions	31,334	33,365
Accretion	(7,640)	(8,729)
Reclassifications from non-accretable difference to accretable yield	3,041	10
Disposals and other changes	(14,091)	(10,411)
Ending balance	$124,093	$123,275

The following table provides information related to the unpaid principal balance and carrying amounts of ASC 310-30 loans.

	December 31, 2015	June 30, 2015
	(Dollars in thousands)
Unpaid principal balance	$253,312	$235,716
Carrying amount	222,070	199,113

5. Transfers and Servicing of Financial Assets

The Company sells loans in the secondary market and for certain loans, retains the servicing responsibility. Consideration for the sale includes the cash received as well as the related servicing rights asset. The Company receives fees for the services provided.

Capitalized servicing rights as of December 31, 2015 totaled $1.4 million, compared to $1.1 million as of June 30, 2015, which are included in other assets in the accompanying consolidated balance sheets.

Mortgage loans sold in the quarter ended December 31, 2015 totaled $20.5 million, compared to $25.7 million in the quarter ended December 31, 2014. Mortgage loans sold in the six months ended December 31, 2015 totaled $49.4 million, compared to $56.5 million in the six months ended December 31, 2014. Mortgage loans serviced for others totaled $51.7 million at December 31, 2015 and $54.9 million at June 30, 2015. SBA loans sold during the quarter ended December 31, 2015 totaled $7.5 million, compared to $2.6 million in the quarter ended December 31, 2014. SBA loans sold in the six months ended December 31, 2015 totaled $13.0 million, compared to $3.2 million in the six months ended December 31, 2014. SBA loans serviced for others totaled $63.5 million at December 31, 2015 and $53.5 million at June 30, 2015.

Mortgage and SBA loans serviced for others are accounted for as sales and therefore are not included in the accompanying consolidated balance sheets. The risks inherent in mortgage servicing assets and SBA servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.

Contractually specified servicing fees were $167 thousand and $133 thousand for the quarters ended December 31, 2015 and 2014, respectively, and were included as a component of loan related fees within non-interest income. Contractually specified servicing fees were $316 thousand and $258 thousand for the six months ended December 31, 2015 and 2014, respectively.

The significant assumptions used in the valuation for mortgage servicing rights as of December 31, 2015 included a weighted average discount rate of 7.5% and a weighted average prepayment speed assumption of 12.4%. For the SBA servicing rights, the significant assumptions used in the valuation included a range of discount rates from 9.1% to 13.2% and a weighted average prepayment speed assumption of 7.2%

6. Investments in Qualified Affordable Housing Projects

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

	December 31, 2015	June 30, 2015
	(Dollars in thousands)
Investments in affordable housing projects included in other assets	$493	$508

Included in the effective tax rate for the three and six months ended December 31, 2015 and 2014 is the effect of the following:

	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014
	(Dollars in thousands)
Investment amortization included in income tax expense	$23	$23
Tax credit recognized as income tax benefit	118	118

	Six Months Ended December 31, 2015	Six Months Ended December 31, 2014
	(Dollars in thousands)
Investment amortization included in income tax expense	$115	$115
Tax credit recognized as income tax benefit	118	118

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

	Three months Ended December 31,		Six months Ended December 31,
	2015	2014	2015	2014
	(Dollars in thousands, except share and per share data)
Net income	$1,744	$1,580	$3,611	$3,224

Weighted average shares used in calculation of basic EPS	9,559,369	10,132,349	9,560,913	10,155,598
Incremental shares from assumed exercise of dilutive securities	10,216	-	6,225	-
Weighted average shares used in calculation of diluted EPS	9,569,585	10,132,349	9,567,138	10,155,598

Basic earnings per common share	$0.18	$0.16	$0.38	$0.32
Diluted earnings per common share	$0.18	$0.16	$0.38	$0.32

For the three and six months ended December 31, 2015, the following stock options were excluded from the calculation of diluted EPS due to the exercise price of these options exceeding the average market price of the Company’s common stock for the period. These options, which were not dilutive at that date, may potentially dilute EPS in the future.

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Stock options	714,545	1,086,599	714,545	1,105,694

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

The Company currently holds derivative instruments that contain credit-risk related features that are in a net liability position, which may require that collateral be assigned to dealer banks. At December 31, 2015, the Company had posted cash collateral totaling $2.0 million with dealer banks related to derivative instruments in a net liability position.

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

Information pertaining to outstanding interest rate caps and swap agreements used to hedge variable rate debt is as follows.

December 31, 2015
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Gain (Loss)	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$5,000	July 2013	July 2033	3 Mo. LIBOR	0.54%	3.38%	n/a	(703)	(703)	Other Liabilities
5,000	July 2013	July 2028	3 Mo. LIBOR	0.54%	3.23%	n/a	(531)	(531)	Other Liabilities
5,000	July 2013	July 2023	3 Mo. LIBOR	0.54%	2.77%	n/a	(290)	(290)	Other Liabilities
Interest rate caps:
6,000	October 2014	September 2019	3 Mo. LIBOR	n/a	n/a	2.50%	(140)	36	Other Assets
10,000	March 2015	February 2020	3 Mo. LIBOR	n/a	n/a	2.50%	(132)	84	Other Assets
$31,000							$(1,796)	$(1,404)

June 30, 2015
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Loss	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$5,000	July 2013	July 2033	3 Mo. LIBOR	0.28%	3.38%	n/a	$(472)	$(472)	Other Liabilities
5,000	July 2013	July 2028	3 Mo. LIBOR	0.28%	3.23%	n/a	$(368)	$(368)	Other Liabilities
5,000	July 2013	July 2023	3 Mo. LIBOR	0.28%	2.77%	n/a	$(208)	$(208)	Other Liabilities
Interest rate caps:
6,000	October 2014	September 2019	3 Mo. LIBOR	n/a	n/a	2.50%	(114)	63	Other Assets
10,000	March 2015	February 2020	3 Mo. LIBOR	n/a	n/a	2.50%	(80)	136	Other Assets
$31,000							$(1,242)	$(849)

During the three and six months ended December 31, 2015 and 2014, no interest rate cap or swap agreements were terminated prior to maturity. Changes in the fair value of interest rate caps and swaps designated as hedging instruments of the variability of cash flows associated with variable rate debt are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the debt affects earnings. Risk management results for the three and six months ended December 31, 2015 and 2014 related to the balance sheet hedging of variable rate debt indicates that the hedges were effective.

9. Other Comprehensive Income

The components of other comprehensive income (loss) are as follows:

	Three Months Ended December 31,
	2015			2014
	Pre-tax	Tax Expense	After-tax	Pre-tax	Tax Expense	After-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
	(Dollars in thousands)
Change in net unrealized gain or loss on available-for-sale securities	$(692)	$(263)	$(429)	$538	$183	$355
Reclassification adjustment for net gains included in net income	-	-	-	-	-	-
Total available-for-sale securities	(692)	(263)	(429)	538	183	355
Change in accumulated loss on effective cash flow hedges	284	108	176	(500)	(171)	(329)
Reclassification adjustment for net gains included in net income	-	-	-	(24)	(8)	(16)
Total derivatives and hedging activities	284	108	176	(524)	(179)	(345)
Total other comprehensive income (loss)	$(408)	$(155)	$(253)	$14	$4	$10

	Six Months Ended December 31,
	2015			2014
	Pre-tax	Tax Expense	After-tax	Pre-tax	Tax Expense	After-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
	(Dollars in thousands)
Change in net unrealized gain or loss on available-for-sale securities	$(226)	$(85)	$(141)	$263	$90	$173
Reclassification adjustment for net gains included in net income	-	-	-	-	-	-
Total available-for-sale securities	(226)	(85)	(141)	263	90	173
Change in accumulated loss on effective cash flow hedges	(554)	(211)	(343)	(770)	(261)	(509)
Reclassification adjustment for net gains included in net income	-	-	-	(34)	(12)	(22)
Total derivatives and hedging activities	(554)	(211)	(343)	(804)	(273)	(531)
Total other comprehensive income (loss)	$(780)	$(296)	$(484)	$(541)	$(183)	$(358)

Accumulated other comprehensive loss is comprised of the following:

	December 31, 2015	June 30, 2015
	(Dollars in thousands)
Unrealized loss on available-for-sale securities	$(1,062)	$(836)
Tax effect	403	318
Net-of-tax amount	(659)	(518)
Unrealized loss on cash flow hedges	(1,796)	(1,242)
Tax effect	683	472
Net-of-tax amount	(1,113)	(770)
Accumulated other comprehensive loss	$(1,772)	$(1,288)

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

Financial instruments with contract amounts which represent credit risk are as follows:

	December 31, 2015	June 30, 2015
	(Dollars in thousands)
Commitments to grant loans	$34,696	$24,966
Unfunded commitments under lines of credit	53,608	39,414
Standby letters of credit	60	60
Commitment to fund investment	2,500	-

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The Company has recorded an allowance for possible losses on commitments and unfunded loans totaling $55 thousand recorded in other liabilities at both December 31, 2015 and June 30, 2015.

The Company committed $2.5 million to a fund that acquires CRA qualified investments in loans for the Company’s portfolio. The Fund Manager will call the funds from the Company when an investment is successfully acquired. Through the three and six months ended December 31, 2015, the fund has not called any funds from the Company.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets	(Dollars in thousands)
Securities available-for-sale:
U.S. Government agency securities	$51,495	$-	$51,495	$-
Agency mortgage-backed securities	47,842	-	47,842	-
Other investments measured at net asset value(1)	5,002	-	5,002	-
Other assets – interest rate caps	120	-	120	-
Liabilities
Other liabilities – interest rate swaps	$1,524	$-	$1,524	$-

	June 30, 2015
	Total	Level 1	Level 2	Level 3
Assets	(Dollars in thousands)
Securities available-for-sale:
U.S. Government agency securities	$48,230	$-	$48,230	$-
Agency mortgage-backed securities	53,678	-	53,678	-
Other investments measured at net asset value(1)	-	-	-	-
Other assets – interest rate caps	199	-	199	-
Liabilities
Other liabilities – interest rate swap	$1,048	$-	$1,048	$-

(1)

In accordance with ASU 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amount presented in the table are intended to permit reconciliation of the fair value amount to the consolidated financial statements.

Assets measured at fair value on a nonrecurring basis are summarized below.

	December 31, 2015
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$596	$-	$-	$596
Real estate owned and other repossessed collateral	1,238	-	-	1,238
Loan servicing rights	1,365	-	-	1,365

	June 30, 2015
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$932	$-	$-	$932
Real estate owned and other repossessed collateral	1,651	-	-	1,651
Loan servicing rights	1,123	-	-	1,123

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a nonrecurring basis at the dates indicated.

	Fair Value
	December 31, 2015	June 30, 2015	Valuation Technique
	(Dollars in thousands)
Collateral dependent impaired loans	$596	$932	Appraisal of collateral(1)
Real estate owned and other repossessed collateral	1,238	1,651	Appraisal of collateral(1)
Loan servicing rights	1,365	1,123	Discounted cash flow(2)

(1) Fair value is generally determined through independent appraisals of the underlying collateral. The Company may also use another available source of collateral assessment to determine a reasonable estimate of the fair value of the collateral. Appraisals may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments was 6% to 60%.

(2) Fair value is determined using a discounted cash flow model. The unobservable inputs include anticipated rate of loan prepayments and discount rates. The range of prepayment assumptions used was 7.2% to 12.4%. For discount rates, the range was 7.5% to 13.2%.

The following table presents the estimated fair value of the Company's financial instruments.

	Carrying	Fair Value Measurements at December 31, 2015
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$66,363	$66,363	$66,363	$-	$-
Available-for-sale securities	99,337	99,337	-	99,337	-
Other investments measured at net asset value(1)	5,002	5,002	-	-	-
Federal Home Loan Bank stock	2,571	2,571	-	2,571	-
Loans held for sale	7,592	7,592	-	7,592	-
Loans, net	677,307	678,030	-	-	678,030
Accrued interest receivable	1,478	1,478	-	1,478	-
Interest rate caps	120	120	-	120	-

Financial liabilities:
Deposits	726,766	727,135	-	727,135	-
FHLB advances	30,131	30,579	-	30,579	-
Short-term borrowings	2,426	2,426	-	2,426	-
Capital lease obligation	1,252	1,333	-	1,333	-
Subordinated debentures	8,723	9,258	-	-	9,258
Interest rate swaps	1,524	1,524	-	1,524	-

	Carrying	Fair Value Measurements at June 30, 2015
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$89,850	$89,850	$89,850	$-	$-
Available-for-sale securities	101,908	101,908	-	101,908	-
Other investments measured at net asset value(1)	-	-	-	-	-
Federal Home Loan Bank stock	4,102	4,102	-	4,102	-
Loans held for sale	9,035	9,035	-	9,035	-
Loans, net	610,211	613,896	-	-	613,896
Accrued interest receivable	1,335	1,335	-	1,335	-
Interest rate caps	199	199	-	199	-

Financial liabilities:
Deposits	674,759	675,285	-	675,285	-
FHLB advances	30,188	30,867	-	30,867	-
Wholesale repurchase agreements	10,037	10,098	-	10,098	-
Short-term borrowings	2,349	2,349	-	2,349	-
Capital lease obligation	1,368	1,448	-	1,448	-
Subordinated debentures	8,626	8,471	-	-	8,471
Interest rate swaps	1,048	1,048	-	1,048	-

(1)

In accordance with ASU 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amount presented in the table are intended to permit reconciliation of the fair value amount to the consolidated financial statements.

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

In connection with the transaction, as part of the regulatory approval process, the Company and the Bank made certain commitments to the Federal Reserve, the most significant of which are (i) to maintain a Tier 1 leverage ratio of at least 10%, (ii) to maintain a total risk-based capital ratio of at least 15%, (iii) to limit purchased loans to 40% of total loans, (iv) to fund 100% of the Company’s loans with core deposits (defined as non-maturity deposits and non-brokered insured time deposits), and (v) to hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total risk-based capital. On June 28, 2013, the Federal Reserve approved the amendment to exclude owner-occupied commercial real estate loans from the commitment to hold commercial real estate loans to within 300% of total risk-based capital. All other commitments made to the Federal Reserve in connection with the merger remain unchanged. The Company and the Bank are currently in compliance with all commitments to the Federal Reserve. The Company’s compliance ratios at December 31, 2015 follow:

Condition	Ratios as of December 31, 2015
(i) Tier 1 leverage capital ratio	14.31%
(ii) Total capital ratio	18.43%
(iii) Ratio of purchased loans to total loans, including loans held for sale	32.90%
(iv) Ratio of loans to core deposits (1)	94.37%
(v) Ratio of commercial real estate loans to total risk-based capital (2)	204.91%

(1) Core deposits include all non-maturity deposits and maturity deposits less than $250 thousand

(2) For purposes of calculating this ratio, commercial real estate includes all non-owner occupied commercial real estate loans defined as such by regulatory guidance, including all land development and construction loans.

As of December 31, 2015, the Company, on a consolidated basis, had total assets of $894.1 million, total deposits of $726.8 million, and shareholders’ equity of $114.6 million. The Company gathers retail deposits through its banking offices in Maine and the Bank's online affinity deposit program, ableBanking; originates loans through the Bank’s Community Banking Division; originates Small Business Administration (“SBA”) loans through the Bank’s SBA National group (“SBA National”); and purchases and originates commercial loans through the Bank’s Loan Acquisition and Servicing Group (“LASG”). The Community Banking Division, with ten full-service branches and two loan production offices, operates from the Bank’s headquarters in Lewiston, Maine. LASG, ableBanking, and SBA National operate from the Company's offices in Boston, Massachusetts.

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

Growing LASG’s national originated and purchased loan business. We purchase commercial real estate loans nationally, at prices that on average have produced yields significantly higher than those available on our originated loan portfolio. We also originate loans nationally, taking advantage of our core expertise in underwriting and servicing national credits.

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

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. The reader is encouraged to review each of the policies included in Form 10-K for the year ended June 30, 2015 to gain a better understanding of how Northeast’s financial performance is measured and reported. There has been no material change in critical accounting policies during the three months ended December 31, 2015.

Overview

Net income was $1.7 million, or $0.18 per diluted common share, for the quarter ended December 31, 2015, compared to $1.6 million, or $0.16 per diluted common share, for the quarter ended December 31, 2014.

Net income was $3.6 million, or $0.38 per diluted common share, for the six months ended December 31, 2015, compared to $3.2 million, or $0.32 per diluted common share, for the six months ended December 31, 2014.

Net interest and dividend income before provision increased by $746 thousand, or 7.9%, to $10.2 million for the quarter ended December 31, 2015 compared to the quarter ended December 31, 2014. The increase is primarily due to higher loan volume and interest income in the originated loan portfolio.

Noninterest income increased by $254 thousand for the quarter ended December 31, 2015, compared to the quarter ended December 31, 2014, principally due to an increase in gains realized on sale of portfolio loans. The recent quarter includes gains realized on sale of SBA loans of $679 thousand, compared to $445 thousand in the quarter ended December 31, 2014.

Noninterest expense decreased by $14 thousand for the quarter ended December 31, 2015, compared to the quarter ended December 31, 2014, principally due to the following:

●	a decrease of $194 thousand in loan acquisition and collections expense related to lower collection expense on purchased loans;
●	a decrease of $194 thousand in professional fees, primarily due to fees for temporary consulting services recognized in the three months ended December 31, 2014;
●

an increase of $117 thousand in salaries and employee benefits primarily due to the accelerated vesting of the former Chief Operating Officer’s shares and an increase in headcount during the three months ended December 31, 2015; and

●	an increase of $139 thousand in occupancy and equipment expense, due to increases in rent and IT-related equipment expense.

Financial Condition

Overview

Total assets increased by $43.4 million, or 5.1%, to $894.1 million at December 31, 2015, compared to June 30, 2015. The principal components of the change in the balance sheet were as follows:

●

The loan portfolio – excluding loans held for sale – grew by $67.3 million, or 11.0%, compared to June 30, 2015, principally on the strength of $60.9 million of net growth in commercial loans purchased or originated by the LASG, net growth of $13.2 million in originations by SBA National and net growth of $4.8 million in commercial originations by the Bank’s Community Banking Division. This net growth was offset by a $11.6 million decrease in the Bank’s Community Banking Division residential and consumer loan portfolio.

Loans generated by the LASG totaled $75.4 million for the quarter ended December 31, 2015. The growth in LASG loans consisted of $35.9 million of purchased loans, at an average price of 89.3% of unpaid principal balance, and $39.5 million of originated loans. SBA loans closed during the quarter totaled $16.3 million, of which $14.5 million were fully funded in the quarter. In addition, the Company sold $7.5 million of the guaranteed portion of SBA loans in the secondary market, of which $4.7 million were originated in the current quarter and $2.8 million were originated in the prior quarter. Residential loan production sold in the secondary market totaled $20.5 million for the quarter.

As noted above in the “Business Overview” section, the Company made certain commitments to the Board of Governors of the Federal Reserve System in connection with the merger of FHB Formation LLC with and into the Company in December 2010. The Company’s loan purchase and commercial real estate loan availability under these conditions follow.

Basis for Regulatory Condition	Condition	Availability at December 31, 2015
		(Dollars in millions)
Total Loans	Purchased loans may not exceed 40% of total loans	$81.3
Regulatory Capital	Non-owner occupied commercial real estate loans may not exceed 300% of total capital	$120.0

An overview of the Bank’s LASG portfolio follows:

	LASG Portfolio
	Three Months Ended December 31,
	2015				2014
	Purchased	Originated	Secured Loans to Broker-Dealers	Total LASG	Purchased	Originated	Secured Loans to Broker-Dealers	Total LASG
	(Dollars in thousands)
Loans purchased or originated during the period:
Unpaid principal balance	$40,145	$39,512	$-	$79,657	$46,307	$28,579	$-	$74,886
Net investment basis	35,855	39,512	-	75,367	39,667	28,579	-	68,246

Loan returns during the period:
Yield	12.74%	5.69%	0.50%	8.55%	13.27%	6.67%	0.46%	10.17%
Total Return (1)	12.74%	5.69%	0.50%	8.55%	13.72%	7.68%	0.46%	10.67%

	Six Months Ended December 31,
	2015				2014
	Purchased	Originated	Secured Loans to Broker-Dealers	Total LASG	Purchased	Originated	Secured Loans to Broker-Dealers	Total LASG
	(Dollars in thousands)
Loans purchased or originated during the period:
Unpaid principal balance	$63,728	$50,907	$-	$114,635	$62,425	$32,915	$36,000	$131,340
Net investment basis	59,311	50,907	-	110,218	52,834	32,915	36,000	121,749

Loan returns during the period:
Yield	12.41%	5.68%	0.50%	8.40%	13.02%	7.74%	0.49%	10.53%
Total Return (1)	12.43%	5.68%	0.50%	8.41%	13.24%	8.54%	0.49%	10.85%

Total loans as of period end:
Unpaid principal balance	$258,049	$155,646	$60,000	$473,695	$262,445	$78,620	$48,000	$389,065
Net investment basis	226,014	155,728	60,002	441,744	220,391	78,563	48,000	346,954

(1) The total return on purchased loans represents scheduled accretion, accelerated accretion, gains on asset sales, and other noninterest income recorded during the period divided by the average invested balance, on an annualized basis.

Assets

Cash, Short-term Investments and Securities

Cash and short-term investments were $66.4 million as of December 31, 2015, a decrease of $23.5 million, or 26.1%, from $89.9 million at June 30, 2015. The decrease is primarily due to loan purchases for the quarter, offset by growth in the Bank’s deposit balances.

Available-for-sale securities totaled $104.3 million as of December 31, 2015 as compared to $101.9 million as of June 30, 2015, representing an increase of $2.4 million, or 2.4%. Included in available-for-sale securities are securities issued by government agencies and government-sponsored enterprises, as well as an investment of approximately $5.0 million in a CRA qualified fund that seeks to invest in securities either issued or guaranteed by the U.S. government or its agencies. At December 31, 2015, securities with a fair value of $3.0 million were pledged for outstanding borrowings.

Loans

The Company’s loan portfolio (excluding loans held-for-sale) by lending division follows:

	December 31, 2015
	Community Banking Division	LASG	SBA National	Total	Percent of Total

	(Dollars in thousands)
Originated loans:
Residential real estate	$99,177	$-	$135	$99,312	14.62%
Home equity	20,457	-	-	20,457	3.01%
Commercial real estate: non-owner occupied	49,523	61,805	665	111,993	16.48%
Commercial real estate: owner occupied	22,077	23,892	19,979	65,948	9.71%
Commercial and industrial	13,853	130,033	5,046	148,932	21.92%
Consumer	6,780	-	-	6,780	1.00%
Subtotal	211,867	215,730	25,825	453,422	66.74%
Purchased loans:
Residential real estate	-	2,658	-	2,658	0.39%
Commercial real estate: non-owner occupied	-	147,835	-	147,835	21.76%
Commercial real estate: owner occupied	-	75,299	-	75,299	11.08%
Commercial and industrial	-	222	-	222	0.03%
Subtotal	-	226,014	-	226,014	33.26%
Total	$211,867	$441,744	$25,825	$679,436	100.00%

	June 30, 2015
	Community Banking Division	LASG	SBA National	Total	Percent of Total

	(Dollars in thousands)
Originated loans:
Residential real estate	$106,138	$137	$-	$106,275	17.36%
Home equity	24,326	-	-	24,326	3.97%
Commercial real estate: non-owner occupied	48,933	53,051	3,865	105,849	17.29%
Commercial real estate: owner occupied	21,657	16,507	4,461	42,625	6.96%
Commercial and industrial	11,597	108,577	2,637	122,811	20.06%
Consumer	7,659	-	-	7,659	1.25%
Subtotal	220,310	178,272	10,963	409,545	66.90%
Purchased loans:
Residential real estate	-	2,068	-	2,068	0.34%
Commercial real estate: non-owner occupied	-	128,182	-	128,182	20.94%
Commercial real estate: owner occupied	-	72,069	-	72,069	11.77%
Commercial and industrial	-	273	-	273	0.04%
Subtotal	-	202,592	-	202,592	33.10%
Total	$220,310	$380,864	$10,963	$612,137	100.00%

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

The following table details the Company's nonperforming assets and other credit quality indicators as of December 31, 2015 and June 30, 2015. Management believes that, based on their carrying amounts, nonperforming assets are well secured based on the estimated fair value of underlying collateral.

	Non-Performing Assets at December 31, 2015
	Originated	Purchased	Total
	(Dollars in thousands)
Loans:
Residential real estate	$3,263	$-	$3,263
Home equity	11	-	11
Commercial real estate	399	2,221	2,620
Commercial and industrial	2	-	2
Consumer	204	-	204
Subtotal	3,879	2,221	6,100
Real estate owned and other repossessed collateral	1,238	-	1,238
Total	$5,117	$2,221	$7,338

Ratio of nonperforming loans to total loans			0.90%
Ratio of nonperforming assets to total assets			0.82%
Ratio of loans past due to total loans			2.48%
Nonperforming loans that are current			$982
Commercial loans risk rated substandard or worse			$5,076
Troubled debt restructurings:
On accrual status			$6,811
On nonaccrual status			$1,587

	Non-Performing Assets at June 30, 2015
	Originated	Purchased	Total
	(Dollars in thousands)
Loans:
Residential real estate	$3,021	$-	$3,021
Home equity	11	-	11
Commercial real estate	994	6,532	7,526
Commercial and industrial	2	-	2
Consumer	190	-	190
Subtotal	4,218	6,532	10,750
Real estate owned and other repossessed collateral	1,651	-	1,651
Total	$5,869	$6,532	$12,401

Ratio of nonperforming loans to total loans			1.76%
Ratio of nonperforming assets to total assets			1.46%
Ratio of loans past due to total loans			1.08%
Nonperforming loans that are current			$5,357
Commercial loans risk rated substandard or worse			$8,910
Troubled debt restructurings:
On accrual status			$6,365
Nonaccrual status			$2,131

At December 31, 2015, nonperforming assets totaled $7.3 million, or 0.82% of total assets, as compared to $12.4 million, or 1.5% of total assets, at June 30, 2015.

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

The Company’s allowance for loan losses was $2.1 million as of December 31, 2015, which represents an increase of $203 thousand from $1.9 million as of June 30, 2015. The increase during the period was principally due to two loans which were provided for in the current quarter and an increased volume of newly originated loans, offset by charge-offs.

The following table details ratios related to the allowance for loan losses for the periods indicated.

	December 31, 2015	June 30, 2015	December 31, 2014
Allowance for loan losses to nonperforming loans	34.90%	17.92%	13.58%
Allowance for loan losses to total loans	0.31%	0.31%	0.29%
Last twelve months of net-charge offs to average loans	0.15%	0.03%	0.08%

While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors.

Other Assets

The cash surrender value of the Company’s bank-owned life insurance (“BOLI”) assets increased $224 thousand, or 1.5% to $15.5 million at December 31, 2015, compared to $15.3 million at June 30, 2015. Increases in cash surrender value are recognized in other income and are not subject to income taxes. Borrowing on, or surrendering a policy, may subject the Company to income tax expense on the increase in cash surrender value. For these reasons, management considers BOLI an illiquid asset. BOLI represented 12.3% of the Company’s total capital at December 31, 2015.

Intangible assets totaled $1.9 million and $2.2 million at December 31, 2015 and June 30, 2015, respectively. The $262 thousand decrease was the result of core deposit intangible asset amortization during the period.

Deposits, Borrowed Funds, Liquidity, Capital, and Stock Repurchases

Deposits

The Company’s principal source of funding is its core deposit accounts. At December 31, 2015, non-maturity accounts, and certificates of deposit with balances less than $250 thousand represented 99.9% of total deposits.

Total deposits increased $52.0 million to $726.8 million as of December 31, 2015 from $674.8 million as of June 30, 2015. The increase, which funded growth in the Company’s loan portfolio, was centered mainly in money market accounts attracted through the Bank’s community bank division. The composition of total deposits at December 31, 2015 and June 30, 2015 follows.

	December 31, 2015		June 30, 2015
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Demand deposits	$64,087	8.82%	$60,383	8.95%
NOW accounts	65,078	8.95%	64,289	9.53%
Regular and other savings	36,040	4.96%	35,845	5.31%
Money market deposits	208,324	28.66%	168,527	24.98%
Total non-certificate accounts	373,529	51.40%	329,044	48.76%
Term certificates less than $250 thousand	352,236	48.47%	345,146	51.15%
Term certificates of $250 thousand or more	1,002	0.14%	569	0.08%
Total certificate accounts	353,238	48.60%	345,715	51.24%
Total deposits	$726,767	100.00%	$674,759	100.00%

Borrowed Funds

Advances from the FHLB were $30.1 million at December 31, 2015, as compared to $30.2 million at June 30, 2015. At December 31, 2015, the Company had pledged investment securities with a fair value of $3.0 million, as well as certain residential real estate loans, commercial real estate loans, and FHLB deposits free of liens or pledges to secure outstanding advances and available additional borrowing capacity.

During the first quarter, the Company’s wholesale repurchase agreements paid off at maturity, representing a $10.0 million decrease from June 30, 2015.

Short-term borrowings, consisting of sweep accounts and repurchase agreements, were $2.4 million and $2.3 million as of December 31, 2015 and June 30, 2015, respectively.

Liquidity

The following table is a summary of unused borrowing capacity of the Company at December 31, 2015, in addition to traditional retail deposit products (dollars in thousands):

Brokered time deposits	$223,525	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	32,702	Unused advance capacity subject to eligible and qualified collateral
Federal Discount Window Borrower-in-Custody	2,074	Unused credit line subject to the pledge of loans
Other available lines	17,500
Total unused borrowing capacity	275,801

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

At December 31, 2015, the Company had $377.1 million of immediately accessible liquidity, defined as cash that the Bank reasonably believes could be raised within seven days through collateralized borrowings, brokered deposits or security sales. This position represented 42.1% of total assets. The Company also had $66.4 million of cash and cash equivalents at December 31, 2015.

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

Capital

The carrying amount and unpaid principal balance of junior subordinated debentures totaled $8.7 million and $16.5 million, respectively, as of December 31, 2015. This debt represents qualifying Tier 1 capital for the Company, up to a maximum of 25% of total Tier 1 capital. At December 31, 2015, the carrying amounts of the junior subordinated notes, net of the Company’s $496 thousand investment in the affiliated trusts, qualified as Tier 1 capital.

At December 31, 2015, shareholders’ equity was $114.6 million, an increase of $1.9 million, or 1.7% from June 30, 2015. Book value per outstanding common share was $12.04 at December 31, 2015 and $11.76 at June 30, 2015. Tier 1 capital to total average assets of the Company was 14.31% as of December 31, 2015 and 14.49% at June 30, 2015.

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

A bank holding company, such as the Company, is considered "well capitalized" if the bank holding company (i) has a total risk based capital ratio of at least 10%, (ii) has a Tier 1 risk-based capital ratio of at least 6%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Under the FDIC's prompt corrective action rules, such as the Bank, an insured state nonmember bank is considered "well capitalized" if it (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) a common Tier 1 equity ratio of 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

The Company and the Banks are considered "well capitalized" under all regulatory definitions. The Company's and the Bank's regulatory capital ratios are set forth below.

					Minimum To Be Well
			Minimum Capital		Capitalized Under Prompt
	Actual		Requirements		Correction Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
December 31, 2015:
Common equity tier 1 capital to risk weighted assets:
Company	$123,999	18.11%	$30,817	>4.5%	$	N/A	N/A
Bank	112,380	16.39%	30,854	>4.5%		44,567	>6.5%

Total capital to risk weighted assets:
Company	126,183	18.43%	54,786	>8.0%		N/A	N/A
Bank	115,460	16.84%	54,852	>8.0%		68,564	>10.0%

Tier 1 capital to risk weighted assets:
Company	123,999	18.11%	27,393	>4.0%		N/A	N/A
Bank	112,380	16.39%	27,426	>4.0%		41,139	>6.0%

Tier 1 capital to average assets:
Company	123,999	14.31%	34,670	>4.0%		N/A	N/A
Bank	112,380	12.97%	34,658	>4.0%		43,322	>5.0%

June 30, 2015:
Common equity tier 1 capital to risk weighted assets:
Company	$121,224	19.82%	$27,523	>4.5%	$	N/A	N/A
Bank	107,477	17.55%	27,558	>4.5%		39,806	>6.5%

Total capital to risk weighted assets:
Company	123,187	20.14%	48,932	>8.0%		N/A	N/A
Bank	111,228	18.16%	48,999	>8.0%		61,249	>10.0%

Tier 1 capital to risk weighted assets:
Company	121,224	19.82%	24,465	>4.0%		N/A	N/A
Bank	107,477	17.55%	24,496	>4.0%		36,744	>6.0%

Tier 1 capital to average assets:
Company	121,224	14.49%	33,464	>4.0%		N/A	N/A
Bank	107,477	12.86%	33,421	>4.0%		41,776	>5.0%

Stock Repurchases

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

As of December 31, 2015, 1,126,962 shares had been repurchased under this plan at a weighted average price of $9.60.

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

See Part I. Item I. “Notes to Unaudited Consolidated Financial Statements – Note 10: Commitments and Contingencies” for further discussion.

Results of Operations

General

Net income increased by $164 thousand to $1.7 million for the quarter ended December 31, 2015, compared to $1.6 million for the quarter ended December 31, 2014. Net income increased by $387 thousand to $3.6 million for the six months ended December 31, 2015, compared to $3.2 million for the six months ended December 31, 2014. When compared to the prior year, increases in net income for both the three and six months ended December 31, 2015 resulted principally from positive balance sheet growth due to increased volume, and higher gains on sales of SBA loans.

The following table details the “total return” on purchased loans, which includes transactional interest income of $2.6 million for the quarter ended December 31, 2015, consistent with transactional income in the quarter ended December 31, 2014. Transactional interest income for the six months ended December 31, 2015 was $4.8 million, an increase of $182 thousand from the six months ended December 31, 2014 principally due to higher payoffs in the first two quarters of fiscal 2015.

	Total Return on Purchased Loans
	Three Months Ended December 31,
	2015		2014
	Income	Return (1)	Income	Return (1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$4,122	7.80%	$4,376	8.31%
Transactional income:
Gain (loss) on loan sales	-	0.00%	194	0.37%
Gain on sale of real estate owned	-	0.00%	40	0.08%
Other noninterest income	-	0.00%	-	0.00%
Accelerated accretion and loan fees	2,612	4.94%	2,613	4.96%
Total transactional income	2,612	4.94%	2,847	5.41%
Total	$6,734	12.74%	$7,223	13.72%

	Six Months Ended December 31,
	2015		2014
	Income	Return (1)	Income	Return (1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$8,009	7.75%	$8,873	8.55%
Transactional income:
Gain (loss) on loan sales	-	0.00%	190	0.18%
Gain on sale of real estate owned	22	0.02%	40	0.04%
Other noninterest income	(1)	0.00%	-	0.00%
Accelerated accretion and loan fees	4,820	4.66%	4,638	4.47%
Total transactional income	4,841	4.68%	4,868	4.69%
Total	$12,850	12.43%	$13,741	13.24%

Net Interest Income

Three Months Ended December 31, 2015 and 2014

Net interest and dividend income before provision for the three months ended December 31, 2015 and 2014 was $10.2 million and $9.4 million, respectively. The increase of $746 thousand was largely attributable to higher loan volume and interest income in the originated loan portfolio. The following table summarizes interest income and related yields recognized on the Company’s loans for the three months ended December 31, 2015 and 2014.

	Interest Income and Yield on Loans
	Three Months Ended December 31,
	2015			2014
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
	(Dollars in thousands)
Community Banking Division	$240,507	$2,932	4.84%	$236,127	$2,899	4.87%
LASG:
Originated	137,959	1,978	5.69%	59,863	1,007	6.67%
Purchased	209,605	6,734	12.74%	208,935	6,989	13.27%
Secured Loans to Broker-Dealers	60,004	75	0.50%	45,304	53	0.46%
Total LASG	407,568	8,787	8.55%	314,102	8,049	10.17%
Total	$648,075	$11,719	7.17%	$550,229	$10,948	7.89%

The Company’s interest rate spread increased by two basis points and net interest margin remained consistent for the quarter ended December 31, 2015 compared to the quarter ended December 31, 2014. The slight increase was principally volume driven with an increase in interest-earning assets of $59.8 million and an increase in interest-earning deposits of $64.2 million. The following sets forth the average balance sheets, interest income and interest expense, and average yields and costs for the three months ended December 31, 2015 and 2014.

	Three Months Ended December 31,
	2015			2014
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Investment securities (1)	$105,502	$236	0.89%	$109,498	$232	0.84%
Loans (2) (3)	648,075	11,719	7.17%	550,229	10,948	7.89%
Federal Home Loan Bank stock	2,588	34	5.21%	4,102	15	1.45%
Short-term investments (4)	72,299	46	0.25%	104,822	64	0.24%
Total interest-earning assets	828,464	12,035	5.76%	768,651	11,259	5.81%
Cash and due from banks	3,353			2,637
Other non-interest earning assets	35,558			32,500
Total assets	$867,375			$803,788

Liabilities & Stockholders' Equity:
Interest-bearing liabilities:
NOW accounts	$65,617	$42	0.25%	$62,259	$40	0.25%
Money market accounts	199,766	429	0.85%	127,394	241	0.75%
Savings accounts	35,269	11	0.12%	33,648	12	0.14%
Time deposits	334,925	943	1.12%	348,118	988	1.13%
Total interest-bearing deposits	635,577	1,425	0.89%	571,419	1,281	0.89%
Short-term borrowings	2,002	5	0.99%	2,869	7	0.97%
Borrowed funds	30,145	259	3.41%	45,587	338	2.94%
Junior subordinated debentures	8,699	158	7.21%	8,508	188	8.77%
Capital lease obligations	1,272	16	4.99%	1,480	19	5.09%
Total interest-bearing liabilities	677,695	1,863	1.09%	629,863	1,833	1.15%

Non-interest bearing liabilities:
Demand deposits and escrow accounts	69,464			55,131
Other liabilities	6,302			5,650
Total liabilities	753,461			690,644
Stockholders' equity	113,914			113,144
Total liabilities and stockholders' equity	$867,375			$803,788

Net interest income		$10,172			$9,426

Interest rate spread			4.67%			4.66%
Net interest margin (5)			4.87%			4.87%

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

	Three Months Ended December 31, 2015 compared to 2014
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investment securities	$(8)	$12	$4
Loans	1,825	(1,054)	771
Regulatory stock	(8)	27	19
Short-term investments	(21)	3	(18)
Total interest-earning assets	1,788	(1,012)	776

Interest-bearing liabilities:
Interest-bearing deposits	119	25	144
Short-term borrowings	(2)	-	(2)
Borrowed funds	(127)	48	(79)
Junior subordinated debentures	4	(34)	(30)
Capital lease obligations	(3)	-	(3)
Total interest-bearing liabilities	(9)	39	30
Total change in net interest income	$1,797	$(1,051)	$746

Six Months Ended December 31, 2015 and 2014

Net interest and dividend income before provision for the six months ended December 31, 2015 and 2014 was $19.4 million and $18.9 million, respectively. The increase of $516 thousand was largely attributable to higher loan volume and interest income in the originated loan portfolio. The following table summarizes interest income and related yields recognized on the Company’s loans for the six months ended December 31, 2015 and 2014.

	Interest Income and Yield on Loans
	Six Months Ended December 31,
	2015			2014
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
	(Dollars in thousands)
Community Banking Division	$239,689	$5,857	4.85%	$238,646	$5,960	4.95%
LASG:
Originated	128,267	3,673	5.68%	59,277	2,314	7.74%
Purchased	204,995	12,829	12.41%	205,896	13,511	13.02%
Secured Loans to Broker-Dealers	60,006	150	0.50%	34,474	85	0.49%
Total LASG	393,268	16,652	8.40%	299,647	15,910	10.53%
Total	$632,957	$22,509	7.05%	$538,293	$21,870	8.06%

The Company’s interest rate spread and net interest margin decreased by 33 basis points and 36 basis points, respectively, for the six months ended December 31, 2015 compared to the six months ended December 31, 2014. These decreases were principally the result of lower total return on purchased loans. The following sets forth the average balance sheets, interest income and interest expense, and average yields and costs for the six months ended December 31, 2015 and 2014.

	Six Months Ended December 31,
	2015			2014
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Interest-earning assets:
Investment securities (1)	$103,872	$464	0.89%	$110,874	$475	0.85%
Loans (2) (3)	632,957	22,509	7.05%	538,293	21,870	8.06%
Federal Home Loan Bank stock	3,345	68	4.03%	4,102	31	1.50%
Short-term investments (4)	85,974	108	0.25%	93,792	115	0.24%
Total interest-earning assets	826,148	23,149	5.56%	747,061	22,491	5.97%
Cash and due from banks	3,190			2,674
Other non-interest earning assets	35,986			33,326
Total assets	$865,324			$783,061

Liabilities & Stockholders' Equity:
Interest-bearing liabilities:
NOW accounts	$67,617	$88	0.26%	$62,934	$81	0.26%
Money market accounts	185,166	782	0.84%	106,844	365	0.68%
Savings accounts	35,816	23	0.13%	34,004	23	0.13%
Time deposits	342,896	1,896	1.10%	344,243	1,941	1.12%
Total interest-bearing deposits	631,495	2,789	0.88%	548,025	2,410	0.87%
Short-term borrowings	1,976	13	1.31%	3,095	16	1.03%
Borrowed funds	34,734	586	3.35%	49,283	733	2.95%
Junior subordinated debentures	8,674	312	7.14%	8,484	394	9.21%
Capital lease obligations	1,302	33	5.03%	1,504	38	5.01%
Total interest-bearing liabilities	678,181	3,733	1.09%	610,391	3,591	1.17%

Non-interest bearing liabilities:
Demand deposits and escrow accounts	66,736			54,187
Other liabilities	6,868			5,716
Total liabilities	751,785			670,294
Stockholders' equity	113,539			112,767
Total liabilities and stockholders' equity	$865,324			$783,061

Net interest income		$19,416			$18,900

Interest rate spread			4.47%			4.80%
Net interest margin (5)			4.66%			5.02%

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

	Six Months Ended December 31, 2015 compared to 2014
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investment securities	$(31)	$20	$(11)
Loans	3,566	(2,927)	639
Regulatory stock	(7)	44	37
Short-term investments	(10)	3	(7)
Total interest-earning assets	3,518	(2,860)	658

Interest-bearing liabilities:
Interest-bearing deposits	325	54	379
Short-term borrowings	(7)	4	(3)
Borrowed funds	(236)	89	(147)
Junior subordinated debentures	9	(91)	(82)
Capital lease obligations	(5)	-	(5)
Total interest-bearing liabilities	86	56	142
Total change in net interest income	$3,432	$(2,916)	$516

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

Three Months Ended December 31, 2015 and 2014

The provision for loan losses for the quarter ended December 31, 2015 and 2014 was $896 thousand and $113 thousand, respectively. The increase in the Company’s loan loss provision resulted principally due to two loans which were provided for in the current quarter and increased volume of newly originated loans, offset by charge-offs.

Six Months Ended December 31, 2015 and 2014

The provision for loan losses for the six months ended December 31, 2015 and 2014 was $1.1 million and $433 thousand, respectively. The increase in the Company’s loan loss provision resulted principally due from two loans which were provided for in the current quarter and increased volume of newly originated loans, offset by charge-offs.

Noninterest Income

Three Months Ended December 31, 2015 and 2014

Noninterest income increased by $254 thousand for the current quarter, compared to the quarter ended December 31, 2014, principally due to an increase of $234 thousand in gains realized on sale of portfolio loans. The recent quarter includes gains realized on sale of SBA loans of $679 thousand, compared to $445 thousand in the quarter ended December 31, 2014.

Six Months Ended December 31, 2015 and 2014

Noninterest income increased by $802 thousand for the six months ended December 31, 2015, compared to the six months ended December 31, 2014, principally due to an increase of $829 thousand in gains realized on sale of portfolio loans. The recent period includes gains realized on sale of SBA loans of $1.4 million, compared to $525 thousand in the six months ended December 31, 2014.

Noninterest Expense

Three Months Ended December 31, 2015 and 2014

Noninterest expense decreased by $14 thousand for the current quarter, compared to the quarter ended December 31, 2014, principally due to the following:

●	a decrease of $194 thousand in loan acquisition and collections expense related to lower collection expense on purchased loans;
●	a decrease of $194 thousand in professional fees, primarily due to fees for temporary consulting services recognized in the three months ended December 31, 2014;
●

an increase of $117 thousand in salaries and employee benefits primarily due to the accelerated vesting of the former Chief Operating Officer’s shares and an increase in headcount during the three months ended December 31, 2015; and

●	an increase of $139 thousand in occupancy and equipment expense, due to increases in rent and IT-related equipment expense.

Six Months Ended December 31, 2015 and 2014

Noninterest expense increased by $58 thousand for the six months ended December 31, 2015, compared to the six months ended December 31, 2014, principally due to the following:

●	An increase of $226 thousand in occupancy and equipment expense, due to increases in rent and IT-related equipment expense; and
●

A decrease of $160 thousand in salaries and employee benefits principally due to the benefit recognized upon the forfeiture of stock awards. This decrease is partially offset by an increase in employee head count and the accelerated vesting of the former Chief Operating Officer’s shares.

Income Taxes

Three Months Ended December 31, 2015 and 2014

The Company’s effective tax rate for the quarter ended December 31, 2015 was 35.5%, compared to 36.1% for the quarter ended December 31, 2014, primarily due to the adoption of ASU 2014-01 in the current period.

Six Months Ended December 31, 2015 and 2014

The Company’s income tax expense was $2.1 million or an effective rate of 36.3%, for the six months ended December 31, 2015, as compared to $1.8 million, or an effective rate of 36.1%, for the six months ended December 31, 2014, primarily due to the adoption of ASU 2014-01 in the current period.

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

Based on this evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2015.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2015 that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings None.

Item 1A.	Risk Factors Not required for smaller reporting companies.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases made by the Company of its common stock during the three months ended December 31, 2015.

Period

Period	Total Number of Shares Purchased (1)	Average Price Per share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
Oct. 1 – Oct. 31	6,800	10.92	1,061,162	308,838
Nov. 1 – Nov. 30	55,600	10.78	1,116,762	253,238
Dec. 1 - Dec. 31	10,200	10.48	1,126,962	243,038

(1)   Based on trade date, not settlement date

Item 3.	Defaults Upon Senior Securities None.

Item 4.	Mine Safety Disclosures Not applicable.

Item 5.	Other Information None.

Item 6.	Exhibits

Exhibits No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *
32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **
32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **
101

The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2015 and June 30, 2015; (ii) Consolidated Statements of Income for the three and six months ended December 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2015 and 2014; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended December 31, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the six months ended December 31, 2015 and 2014; and (v) Notes to Unaudited Consolidated Financial Statements.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 2016		NORTHEAST BANCORP
	By:	/s/ Richard Wayne
Richard Wayne
President and Chief Executive Officer

	By:	/s/ Brian Shaughnessy
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
101

The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2015 and June 30, 2015; (ii) Consolidated Statements of Income for the three and six months ended December 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2015 and 2014; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended December 31, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the six months ended December 31, 2015 and 2014; and (v) Notes to Unaudited Consolidated Financial Statements.

* Filed herewith

** Furnished herewith