Form 10-Q
period 2016-03-31
NORTHEAST BANCORP /ME/
filed 2016-05-13
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 6, 2016, the registrant had outstanding 8,089,790 shares of voting common stock, $1.00 par value per share and 1,227,683 shares of non-voting common stock, $1.00 par value per share.

PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share data)

	March 31, 2016	June 30, 2015
Assets
Cash and due from banks	$4,025	$2,789
Short-term investments	87,427	87,061
Total cash and cash equivalents	91,452	89,850
Available-for-sale securities, at fair value	90,491	101,908

Residential real estate loans held for sale	3,475	7,093
SBA loans held for sale	1,880	1,942
Total loans held for sale	5,355	9,035

Loans
Commercial real estate	423,234	348,676
Residential real estate	119,327	132,669
Commercial and industrial	150,217	123,133
Consumer	6,292	7,659
Total loans	699,070	612,137
Less: Allowance for loan losses	2,223	1,926
Loans, net	696,847	610,211

Premises and equipment, net	8,101	8,253
Real estate owned and other possessed collateral, net	690	1,651
Federal Home Loan Bank stock, at cost	2,571	4,102
Intangible assets, net	1,840	2,209
Bank owned life insurance	15,612	15,276
Other assets	9,730	8,223
Total assets	$922,689	$850,718

Liabilities and Stockholders' Equity
Deposits
Demand	$60,573	$60,383
Savings and interest checking	104,802	100,134
Money market	234,142	168,527
Time	353,432	345,715
Total deposits	752,949	674,759

Federal Home Loan Bank advances	30,103	30,188
Wholesale repurchase agreements	-	10,037
Short-term borrowings	2,753	2,349
Junior subordinated debentures issued to affiliated trusts	8,771	8,626
Capital lease obligation	1,190	1,368
Other liabilities	12,397	10,664
Total liabilities	808,163	737,991

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares issued and outstanding at March 31, 2016 and June 30, 2015	-	-
Voting common stock, $1.00 par value, 25,000,000 shares authorized; 8,103,190 and 8,575,144 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	8,103	8,575
Non-voting common stock, $1.00 par value, 3,000,000 shares authorized; 1,227,683 and 1,012,739 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	1,228	1,013
Additional paid-in capital	82,983	85,506
Retained earnings	24,055	18,921
Accumulated other comprehensive loss	(1,843)	(1,288)
Total stockholders' equity	114,526	112,727
Total liabilities and stockholders' equity	$922,689	$850,718

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Interest and dividend income:
Interest and fees on loans	$10,904	$10,619	$33,413	$32,487
Interest on available-for-sale securities	236	222	700	697
Other interest and dividend income	119	72	295	218
Total interest and dividend income	11,259	10,913	34,408	33,402

Interest expense:
Deposits	1,566	1,271	4,356	3,681
Federal Home Loan Bank advances	255	257	774	845
Wholesale repurchase agreements	-	71	65	216
Short-term borrowings	5	5	19	21
Junior subordinated debentures issued to affiliated trusts	164	171	476	566
Obligation under capital lease agreements	15	18	49	56
Total interest expense	2,005	1,793	5,739	5,385

Net interest and dividend income before provision for loan losses	9,254	9,120	28,669	28,017
Provision for loan losses	236	44	1,301	477
Net interest and dividend income after provision for loan losses	9,018	9,076	27,368	27,540

Noninterest income:
Fees for other services to customers	428	303	1,264	1,089
Gain on sales of residential loans held for sale	335	355	1,292	1,384
Gain on sales of portfolio loans	1,205	425	2,558	950
(Loss) gain recognized on real estate owned and other repossessed collateral, net	(54)	357	(127)	303
Bank-owned life insurance income	112	110	336	329
Other noninterest income	9	4	39	23
Total noninterest income	2,035	1,554	5,362	4,078

Noninterest expense:
Salaries and employee benefits	4,846	4,316	13,956	13,586
Occupancy and equipment expense	1,327	1,278	3,937	3,662
Professional fees	348	386	1,042	1,153
Data processing fees	394	361	1,109	1,029
Marketing expense	64	54	200	203
Loan acquisition and collection expense	297	409	961	1,096
FDIC insurance premiums	125	137	354	371
Intangible asset amortization	108	128	369	460
Other noninterest expense	903	816	2,489	2,272
Total noninterest expense	8,412	7,885	24,417	23,832

Income before income tax expense	2,641	2,745	8,313	7,786
Income tax expense	832	993	2,892	2,810
Net income	1,809	1,752	5,421	4,976

Weighted-average shares outstanding:
Basic	9,456,198	9,833,033	9,526,302	10,049,983
Diluted	9,459,611	9,833,033	9,531,747	10,049,983

Earnings per common share:
Basic	$0.19	$0.18	$0.57	$0.50
Diluted	0.19	0.18	0.57	0.50

Cash dividends declared per common share	$0.01	$0.01	$0.03	$0.03

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

Net income	$1,809	$1,752	$5,421	$4,976

Other comprehensive loss, before tax:
Available-for-sale securities:
Change in net unrealized gain on available-for-sale securities	867	571	641	834
Derivatives and hedging activities:
Change in accumulated lo ss on effective cash flow hedges	(982)	(566)	(1,536)	(1,341)
Reclassification adjustments for net gains included in net income	-	(16)	-	(49)
Total derivatives and hedging activities	(982)	(582)	(1,536)	(1,390)
Total other comprehensive loss, before tax	(115)	(11)	(895)	(556)
Income tax (benefit) expense related to other comprehensive loss	(44)	(4)	(340)	(191)
Other comprehensive loss, net of tax	(71)	(7)	(555)	(365)
Comprehensive income	$1,738	$1,745	$4,866	$4,611

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share and per share data)

	Preferred Stock		Voting Common Stock		Non-voting Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity

Balance at June 30, 2014	-	$-	9,260,331	$9,260	880,963	$881	$90,914	$12,294	$(1,283)	$112,066
Net income	-	-	-	-	-	-	-	4,976	-	4,976
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	(365)	(365)
Common stock repurchased	-	-	(479,936)	(480)	-	-	(3,912)	-	-	(4,392)
Conversion of voting common stock to non- voting common stock	-	-	(30,525)	(30)	30,525	30	-	-	-	-
Dividends on common stock at $0.03 per share	-	-	-	-	-	-	-	(302)	-	(302)
Stock-based compensation	-	-	-	-	-	-	504	-	-	504
Issuance of restricted common stock	-	-	174,000	174	-	-	(174)	-	-	-
Cancellation and forfeiture of restricted common stock	-	-	(15,749)	(16)	-	-	16	-	-	-
Balance at March 31, 2015	-	$-	8,908,121	$8,908	911,488	$911	$87,348	$16,968	$(1,648)	$112,487

Balance at June 30, 2015	-	$-	8,575,144	$8,575	1,012,739	$1,013	$85,506	$18,921	$(1,288)	$112,727
Net income	-	-	-	-	-	-	-	5,421	-	5,421
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	(555)	(555)
Common stock repurchased	-	-	(309,500)	(310)	-	-	(2,905)	-	-	(3,215)
Conversion of voting common stock to non- voting common stock	-	-	(214,944)	(215)	214,944	215	-	-	-	-
Dividends on common stock at $0.03 per share	-	-	-	-	-	-	-	(287)	-	(287)
Stock-based compensation	-	-	-	-	-	-	445	-	-	445
Issuance of restricted common stock	-	-	100,000	100	-	-	(100)	-	-	-
Cancellation and forfeiture of restricted common stock	-	-	(47,510)	(47)	-	-	37	-	-	(10)
Balance at March 31, 2016	-	$-	8,103,190	$8,103	1,227,683	$1,228	$82,983	$24,055	$(1,843)	$114,526

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended March 31,
	2016	2015
Operating activities:
Net income	$5,421	$4,976
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,301	477
Loss (gain) on sale and impairment of real estate owned and other repossessed collateral, net	121	(303)
Loss on sale of premises and equipment, net	6	23
Accretion of fair value adjustments on loans, net	(7,348)	(9,149)
Accretion of fair value adjustments on deposits, net	(5)	(159)
Accretion of fair value adjustments on borrowings, net	23	(92)
Originations of loans held for sale	(66,929)	(68,734)
Net proceeds from sales of loans held for sale	69,959	77,624
Gain on sales of residential loans held for sale	(1,292)	(1,384)
Gain on sales of portfolio loans	(2,558)	(950)
Amortization of intangible assets	369	460
Bank-owned life insurance income, net	(336)	(329)
Depreciation of premises and equipment	1,230	1,259
Stock-based compensation	445	504
Amortization of available-for-sale securities, net	754	765
Changes in other assets and liabilities:
Other assets	(378)	(687)
Other liabilities	197	1,197
Net cash provided by operating activities	980	5,498
Investing activities:
Purchases of available-for-sale securities	(20,566)	-
Proceeds from maturities and principal payments on available-for-sale securities	31,870	8,427
Loan purchases	(81,245)	(57,896)
Proceeds from sales of portfolio loans	27,799	7,200
Loan originations, principal collections, and purchased loan paydowns, net	(24,095)	(4,434)
Purchases and disposals of premises and equipment, net	(1,084)	(242)
Redemption of Federal Home Loan Bank stock	1,531	-
Proceeds from sales of real estate owned and other repossessed collateral	1,503	713
Net cash used in investing activities	(64,287)	(46,232)
Financing activities:
Net increase in deposits	78,195	81,007
Net increase (decrease) in short-term borrowings	404	(123)
Repurchase of common stock	(3,215)	(4,392)
Taxes paid for retirement of common stock	(10)	-
Dividends paid on common stock	(287)	(302)
Repayments of FHLB advances	-	(12,500)
Repayment of wholesale repurchase agreements	(10,000)	-
Repayment of capital lease obligation	(178)	(142)
Net cash provided by financing activities	64,909	63,548

Net increase in cash and cash equivalents	1,602	22,814
Cash and cash equivalents, beginning of period	89,850	82,259
Cash and cash equivalents, end of period	$91,452	$105,073

Supplemental schedule of noncash investing and financing activities:
Transfers from loans to real estate owned and other repossessed collateral	$663	$2,041

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2016

1. Basis of Presentation

The accompanying unaudited condensed and consolidated interim financial statements include the accounts of Northeast Bancorp (“Northeast” or the “Company”) and its wholly-owned subsidiary, Northeast Bank (the “Bank”).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2015 (“Fiscal 2015”) included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2015-14, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) was issued in August 2015 which defers adoption to annual reporting periods beginning after December 15, 2017.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. Entities will be required to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within the fiscal year. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”). The new guidance clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Entities will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

3. Securities Available-for-Sale

The following presents a summary of the amortized cost, gross unrealized holding gains and losses, and fair value of securities available for sale.

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government agency securities	$39,479	$31	$(7)	$39,503
Agency mortgage-backed securities	46,137	29	(276)	45,890
Other investments measured at net asset value	5,070	28	-	5,098
	$90,686	$88	$(283)	$90,491

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government agency securities	$48,191	$40	$(1)	$48,230
Agency mortgage-backed securities	54,553	2	(877)	53,678
Other investments measured at net asset value	-	-	-	-
	$102,744	$42	$(878)	$101,908

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on sale. There were no securities sold during the three and nine months ended March 31, 2016 or 2015. At March 31, 2016, no investment securities were pledged as collateral to secure outstanding borrowings.

The following summarizes the Company’s gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2016
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agency securities	$12,429	$(7)	$-	$-	$12,429	$(7)
Agency mortgage-backed securities	1,774	(2)	39,451	(274)	41,225	(276)
Other investments measured at net asset value	-	-	-	-	-	-
	$14,203	$(9)	$39,451	$(274)	$53,654	$(283)

	June 30, 2015
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agency securities	$2,999	$(1)	$-	$-	$2,999	$(1)
Agency mortgage-backed securities	10,295	(106)	41,349	(771)	51,644	(877)
Other investments measured at net asset value	-	-	-	-	-	-
	$13,294	$(107)	$41,349	$(771)	$54,643	$(878)

There were no other-than-temporary impairment losses on securities during the three and nine months ended March 31, 2016 or 2015.

At March 31, 2016, the Company had eighteen securities in a continuous loss position for greater than twelve months. At March 31, 2016, all of the Company’s available-for-sale securities were issued or guaranteed by either government agencies or government-sponsored enterprises. The decline in fair value of the Company’s available-for-sale securities at March 31, 2016 is attributable to changes in interest rates.

In addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company’s investment portfolio, management of the Company also considers the Company’s ability and intent to hold such securities to maturity or recovery of cost. At March 31, 2016, it was more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. As such, management does not believe any of the Company’s available-for-sale securities were other-than-temporarily impaired at March 31, 2016.

The investment measured at net asset value is a fund that seeks to invest in securities either issued or guaranteed by the U.S. government or its agencies ("the fund"). The underlying composition of the fund is primarily government agencies or other investment-grade investments. The effective duration of the investments is 4.56 years.

The amortized cost and fair values of available-for-sale debt securities by contractual maturity are shown below as of March 31, 2016. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within one year	$24,037	$24,042
Due after one year through five years	15,442	15,461
Due after five years through ten years	21,394	21,342
Due after ten years	24,743	24,548
Total	$85,616	$85,393

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

In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructuring (“TDR”), and therefore by definition is an impaired loan. Concessionary modifications may include adjustments to interest rates, extensions of maturity, and other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. For loans accounted for under ASC 310-30, the Company evaluates whether it has granted a concession by comparing the restructured debt terms to the expected cash flows at acquisition plus any additional cash flows expected to be collected arising from changes in estimate after acquisition, and also qualitative considerations surrounding the modification. As a result, if an ASC 310-30 loan is modified to be consistent with, or better than, the Company’s expectations at acquisition, quantitatively and qualitatively, the loan would not qualify as a TDR. Nonaccrual loans that are restructured generally remain on nonaccrual status for a minimum period of six months to demonstrate that the borrower can meet the restructured terms. If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan is classified as a nonaccrual loan. With limited exceptions, loans classified as TDRs remain classified as such until the loan is paid off.

The composition of the Company’s loan portfolio is as follows on the dates indicated.

	March 31, 2016			June 30, 2015
	Originated	Purchased	Total	Originated	Purchased	Total
	(Dollars in thousands)
Residential real estate	$97,566	$2,638	$100,204	$106,275	$2,068	$108,343
Home equity	19,123	-	19,123	24,326	-	24,326
Commercial real estate	192,432	230,802	423,234	148,425	200,251	348,676
Commercial and industrial	150,007	210	150,217	122,860	273	123,133
Consumer	6,292	-	6,292	7,659	-	7,659
Total loans	$465,420	$233,650	$699,070	$409,545	$202,592	$612,137

Total loans include deferred loan origination fees, net, of $44 thousand and $236 thousand as of March 31, 2016 and June 30, 2015, respectively.

Past Due and Nonaccrual Loans

The following is a summary of past due and non-accrual loans:

	March 31, 2016
	30-59 Days	60-89 Days	Past Due 90 Days or More-Still Accruing	Past Due 90 Days or More- Nonaccrual	Total Past Due	Total Current	Total Loans	Non- Accrual Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$665	$89	$-	$1,754	$2,508	$95,058	$97,566	$3,270
Home equity	350	99	-	82	531	18,592	19,123	296
Commercial real estate	702	-	-	333	1,035	191,397	192,432	602
Commercial and industrial	1,910	17	-	-	1,927	148,080	150,007	2
Consumer	149	2	-	101	252	6,040	6,292	216
Total originated portfolio	3,776	207	-	2,270	6,253	459,167	465,420	4,386
Purchased portfolio:
Residential real estate	-	-	-	1,185	1,185	1,453	2,638	1,185
Commercial and industrial	-	-	-	-	-	210	210	-
Commercial real estate	6,700	300	-	3,179	10,179	220,623	230,802	3,179
Total purchased portfolio	6,700	300	-	4,364	11,364	222,286	233,650	4,364
Total loans	$10,476	$507	$-	$6,634	$17,617	$681,453	$699,070	$8,750

	June 30, 2015
	30-59 Days	60-89 Days	Past Due 90 Days or More-Still Accruing	Past Due 90 Days or More- Nonaccrual	Total Past Due	Total Current	Total Loans	Non- Accrual Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$239	$973	$-	$1,393	$2,605	$103,670	$106,275	$3,021
Home equity	9	-	-	11	20	24,306	24,326	11
Commercial real estate	300	-	-	704	1,004	147,421	148,425	994
Commercial and industrial	-	-	-	2	2	122,858	122,860	2
Consumer	105	29	-	56	190	7,469	7,659	190
Total originated portfolio	653	1,002	-	2,166	3,821	405,724	409,545	4,218
Purchased portfolio:
Residential real estate	-	-	-	-	-	2,068	2,068	-
Commercial and industrial	-	-	-	-	-	273	273	-
Commercial real estate	86	299	-	2,410	2,795	197,456	200,251	6,532
Total purchased portfolio	86	299	-	2,410	2,795	199,797	202,592	6,532
Total loans	$739	$1,301	$-	$4,576	$6,616	$605,521	$612,137	$10,750

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

The general component of the allowance for loan losses for loans accounted for under ASC 310-20 is based on historical loss experience adjusted for qualitative factors stratified by loan segment. The Company does not weight periods used in that analysis to determine the average loss rate in each portfolio segment. This historical loss factor is adjusted for the following qualitative factors:

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

The following table sets forth activity in the Company’s allowance for loan losses.

	Three Months Ended March 31, 2016
	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$861	$844	$179	$36	$209	$-	$2,129
Provision	20	48	96	7	62	3	236
Recoveries	20	-	6	2	-	-	28
Charge-offs	(87)	-	(73)	(10)	-	-	(170)
Ending balance	$814	$892	$208	$35	$271	$3	$2,223

	Three Months Ended March 31, 2015
	Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$796	$288	$54	$59	$413	$54	$1,664
Provision	(38)	187	(45)	(13)	(87)	40	44
Recoveries	1	-	35	4	-	-	40
Charge-offs	-	-	(1)	(6)	-	-	(7)
Ending balance	$759	$475	$43	$44	$326	$94	$1,741

	Nine Months Ended March 31, 2016
	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$741	$694	$117	$35	$283	$56	$1,926
Provision	146	235	154	32	787	(53)	1,301
Recoveries	33	5	11	7	-	-	56
Charge-offs	(106)	(42)	(74)	(39)	(799)	-	(1,060)
Ending balance	$814	$892	$208	$35	$271	$3	$2,223

	Nine Months Ended March 31, 2015
	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$580	$358	$48	$79	$267	$35	$1,367
Provision	322	116	(39)	(40)	59	59	477
Recoveries	17	1	35	17	-	-	70
Charge-offs	(160)	-	(1)	(12)	-	-	(173)
Ending balance	$759	$475	$43	$44	$326	$94	$1,741

The following table sets forth information regarding the allowance for loan losses by portfolio segment and impairment methodology.

	March 31, 2016
	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$510	$36	$2	$2	$-	$-	$550
Collectively evaluated	304	856	206	33	-	3	1,402
ASC 310-30	-	-	-	-	271	-	271
Total	$814	$892	$208	$35	$271	$3	$2,223

Loans:
Individually evaluated	$5,404	$1,823	$19	$422	$-	$-	$7,668
Collectively evaluated	111,285	190,609	149,988	5,870	-	-	457,752
ASC 310-30	-	-	-	-	233,650	-	233,650
Total	$116,689	$192,432	$150,007	$6,292	$233,650	$-	$699,070

	June 30, 2015
	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$435	$21	$-	$-	$-	$-	$456
Collectively evaluated	306	673	117	35	-	56	1,187
ASC 310-30	-	-	-	-	283	-	283
Total	$741	$694	$117	$35	$283	$56	$1,926

Loans:
Individually evaluated	$4,095	$2,381	$2	$253	$-	$-	$6,731
Collectively evaluated	126,506	146,044	122,858	7,406	-	-	402,814
ASC 310-30	-	-	-	-	202,592	-	202,592
Total	$130,601	$148,425	$122,860	$7,659	$202,592	$-	$612,137

The following table sets forth information regarding impaired loans. Loans accounted for under ASC 310-30 that have performed based on cash flow and accretable yield expectations determined at date of acquisition are not considered impaired assets and have been excluded from the tables below.

	March 31, 2016			June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$3,193	$3,373	$-	$1,975	$2,076	$-
Consumer	400	433	-	253	262	-
Commercial real estate	696	698	-	1,505	1,510	-
Commercial and industrial	17	17	-	2	2	-
Purchased:
Residential real estate	1,184	1,227	-	-	-	-
Commercial real estate	4,124	5,583	-	7,673	9,606	-
Total	9,614	11,331	-	11,408	13,456	-

Impaired loans with a valuation allowance:
Originated:
Residential real estate	2,211	2,150	510	2,120	2,060	435
Consumer	22	23	2	-	-	-
Commercial real estate	1,127	1,115	36	876	870	21
Commercial and industrial	2	2	2	-	-	-
Purchased:
Commercial real estate	1,370	1,543	215	1,208	1,644	260
Total	4,732	4,833	765	4,204	4,574	716
Total impaired loans	$14,346	$16,164	$765	$15,612	$18,030	$716

The following tables set forth information regarding interest income recognized on impaired loans.

	Three Months Ended March 31,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$3,222	$35	$1,754	$27
Consumer	390	9	320	4
Commercial real estate	786	9	1,534	7
Commercial and industrial	10	-	-	-
Purchased:
Residential real estate	592	7	-	-
Commercial real estate	4,900	53	7,706	37
Total	9,900	113	11,314	75

Impaired loans with a valuation allowance:
Originated:
Residential real estate	2,069	25	1,957	31
Consumer	31	-	121	1
Commercial real estate	1,008	18	1,047	15
Commercial and industrial	1	-	-	-
Purchased:
Commercial real estate	794	7	1,271	14
Total	3,903	50	4,396	61
Total impaired loans	$13,803	$163	$15,710	$136

	Nine Months Ended March 31,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest IncomeRecognized
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$2,584	$111	$1,570	$72
Consumer	326	22	224	75
Commercial real estate	1,100	23	1,440	44
Commercial and industrial	10	-	-	1
Purchased:
Residential real estate	592	7	-	-
Commercial real estate	5,898	117	4,743	197
Total	10,510	280	7,977	389

Impaired loans with a valuation allowance:
Originated:
Residential real estate	2,166	70	1,584	66
Consumer	11	2	35	17
Commercial real estate	1,002	49	1,133	46
Commercial and industrial	1	-	-	-
Purchased:
Commercial real estate	1,289	46	1,549	38
Total	4,469	167	4,301	167
Total impaired loans	$14,979	$447	$12,278	$556

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

The following tables present the Company’s loans by risk rating.

	March 31, 2016
	Originated Portfolio
	Commercial Real Estate	Commercial and Industrial	Residential(1)	Purchased Portfolio	Total
	(Dollars in thousands)
Loans rated 1- 6	$186,221	$148,080	$7,813	$220,090	$562,204
Loans rated 7	5,112	1,927	438	9,118	16,595
Loans rated 8	1,099	-	732	4,442	6,273
Loans rated 9	-	-	23	-	23
Loans rated 10	-	-	-	-	-
	$192,432	$150,007	$9,006	$233,650	$585,095

	June 30, 2015
	Originated Portfolio
	Commercial Real Estate	Commercial and Industrial	Residential(1)	Purchased Portfolio	Total
	(Dollars in thousands)
Loans rated 1- 6	$142,321	$122,829	$8,049	$190,193	$463,392
Loans rated 7	4,417	31	634	5,628	10,710
Loans rated 8	1,687	-	429	6,771	8,887
Loans rated 9	-	-	23	-	23
Loans rated 10	-	-	-	-	-
	$148,425	$122,860	$9,135	$202,592	$483,012

(1)	Certain of the Company’s loans made for commercial purposes, but secured by residential collateral, are rated under the Company’s risk-rating system.

Troubled Debt Restructurings

The following table shows the Company’s post-modification balance of TDRs by type of modification.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2016		2015		2016		2015
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Extended maturity	-	$-	-	$-	-	$-	3	$590
Adjusted interest rate	2	31	4	256	2	31	8	451
Rate and maturity	2	154	2	11	5	399	5	212
Principal deferment	-	-	-	-	-	-	1	453
Court ordered concession	-	-	-	-	-	-	4	84
	4	$185	6	$267	7	$430	21	$1,790

The following table shows loans modified in a TDR and the change in the recorded investment subsequent to the modifications occurring.

	Three Months Ended March 31,
	2016			2015
	Number of Contracts	Recorded Investment Pre-Modification	Recorded Investment Post-Modification	Number of Contracts	Recorded Investment Pre-Modification	Recorded Investment Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	1	$14	$14	2	$231	$231
Home equity	-	-	-	-	-	-
Commercial real estate	1	152	152	-	-	-
Commercial and industrial	1	2	2	-	-	-
Consumer	1	17	17	4	36	36
Total originated portfolio	4	185	185	6	267	267
Purchased portfolio:
Residential real estate	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Total purchased portfolio	-	-	-	-	-	-
Total	4	$185	$185	6	$267	$267

	Nine Months Ended March 31,
	2016			2015
	Number of Contracts	Recorded Investment Pre-Modification	Recorded Investment Post-Modification	Number of Contracts	Recorded Investment Pre-Modification	Recorded Investment Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	4	$259	$259	13	$1,164	$1,164
Home equity	-	-	-	-	-	-
Commercial real estate	1	152	152	1	200	200
Commercial and industrial	1	2	2	-	-	-
Consumer	1	17	17	6	70	70
Total originated portfolio	7	430	430	20	1,434	1,434
Purchased portfolio:
Residential real estate	-	-	-	-	-	-
Commercial real estate	-	-	-	1	356	356
Total purchased portfolio	-	-	-	1	356	356
Total	7	$430	$430	21	$1,790	$1,790

The Company considers TDRs past due 90 days or more to be in payment default. One loan in the amount of $14 thousand, modified in a TDR in the last twelve months, defaulted during the three and nine months ended March 31, 2016. As of March 31, 2016, there were no further commitments to lend associated with loans modified in a TDR.

ASC 310-30 Loans

The following tables present a summary of loans accounted for under ASC 310-30 that were acquired by the Company during the period indicated.

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	(Dollars in thousands)
Contractually required payments receivable	$32,065	$8,712
Nonaccretable difference	(470)	(27)
Cash flows expected to be collected	31,595	8,685
Accretable yield	(9,661)	(3,622)
Fair value of loans acquired	$21,934	$5,063

	Nine Months Ended March 31, 2016	Nine Months Ended March 31, 2015
	(Dollars in thousands)
Contractually required payments receivable	$123,492	$97,714
Nonaccretable difference	(1,252)	(2,831)
Cash flows expected to be collected	122,240	94,883
Accretable yield	(40,995)	(36,987)
Fair value of loans acquired	$81,245	$57,896

Certain of the loans accounted for under ASC 310-30 that were acquired by the Company are not accounted for using the income recognition model because the Company cannot reasonably estimate cash flows expected to be collected. These loans when acquired are placed on non-accrual. The carrying amounts of such loans are as follows.

	As of and for the Three Months Ended March 31, 2016	As of and for the Nine Months Ended March 31, 2016
	(Dollars in thousands)
Loans acquired during the period	$424	$424
Loans at end of period	4,364	4,364

The following tables summarize the activity in the accretable yield for loans accounted for under ASC 310-30.

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	(Dollars in thousands)
Beginning balance	$124,093	$123,275
Acquisitions	9,661	3,622
Accretion	(4,596)	(4,214)
Reclassifications from non-accretable difference to accretable yield	1,243	62
Disposals and other changes	(4,111)	(8,336)
Ending balance	$126,290	$114,409

	Nine Months Ended March 31, 2016	Nine Months Ended March 31, 2015
	(Dollars in thousands)
Beginning balance	$111,449	$109,040
Acquisitions	40,995	36,987
Accretion	(12,236)	(12,943)
Reclassifications from non-accretable difference to accretable yield	4,284	72
Disposals and other changes	(18,202)	(18,747)
Ending balance	$126,290	$114,409

The following table provides information related to the unpaid principal balance and carrying amounts of ASC 310-30 loans.

	March 31, 2016	June 30, 2015
	(Dollars in thousands)
Unpaid principal balance	$263,643	$235,716
Carrying amount	231,635	199,113

5. Transfers and Servicing of Financial Assets

The Company sells loans in the secondary market and for certain loans, retains the servicing responsibility. Consideration for the sale includes the cash received as well as the related servicing rights asset. The Company receives fees for the services provided.

Capitalized servicing rights as of March 31, 2016 totaled $1.6 million, compared to $1.1 million as of June 30, 2015, included in other assets on the consolidated balance sheets.

Mortgage loans sold in the quarter ended March 31, 2016 totaled $19.7 million, compared to $20.0 million in the quarter ended March 31, 2015. Mortgage loans sold in the nine months ended March 31, 2016 totaled $69.1 million, compared to $76.8 million in the nine months ended March 31, 2015. Mortgage loans serviced for others totaled $13.6 million at March 31, 2016 and $16.1 million at June 30, 2015. Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $34.5 million and $38.8 million at March 31, 2016 and June 30, 2015, respectively.

SBA loans sold during the quarter ended March 31, 2016 totaled $11.9 million, compared to $3.1 million in the quarter ended March 31, 2015. SBA loans sold in the nine months ended March 31, 2016 totaled $24.9 million, compared to $6.4 million in the nine months ended March 31, 2015. SBA loans serviced for others totaled $74.8 million at March 31, 2016 and $53.5 million at June 30, 2015.

Mortgage and SBA loans serviced for others are accounted for as sales and therefore are not included in the accompanying consolidated balance sheets. The risks inherent in mortgage servicing assets and SBA servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.

Contractually specified servicing fees were $187 thousand and $68 thousand for the quarters ended March 31, 2016 and 2015, respectively, and were included as a component of loan related fees within non-interest income. Contractually specified servicing fees were $504 thousand and $326 thousand for the nine months ended March 31, 2016 and 2015, respectively.

The significant assumptions used in the valuation for mortgage servicing rights as of March 31, 2016 included a weighted average discount rate of 7.0% and a weighted average prepayment speed assumption of 18.1%. For the SBA servicing rights, the significant assumptions used in the valuation included a range of discount rates from 8.2% to 12.9% and a weighted average prepayment speed assumption of 7.3%

6. Investments in Qualified Affordable Housing Projects

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

	March 31, 2016	June 30, 2015
	(Dollars in thousands)
Investments in affordable housing projects included in other assets	$470	$508

Included in the effective tax rate for the three and nine months ended March 31, 2016 and 2015 is the effect of the following:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	(Dollars in thousands)
Investment amortization included in income tax expense	$23	$23
Tax credit recognized as income tax benefit	118	118

	Nine Months Ended March 31, 2016	Nine Months Ended March 31, 2015
	(Dollars in thousands)
Investment amortization included in income tax expense	$79	$69
Tax credit recognized as income tax benefit	118	118

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

	Three months Ended March 31,		Nine months Ended March 31,
	2016	2015	2016	2015
	(Dollars in thousands, except share and per share data)
Net income	$1,809	$1,752	$5,421	$4,976

Weighted average shares used in calculation of basic EPS	9,456,198	9,833,033	9,526,302	10,049,983
Incremental shares from assumed exercise of dilutive securities	3,413	-	5,445	-
Weighted average shares used in calculation of diluted EPS	9,459,611	9,833,033	9,531,747	10,049,983

Basic earnings per common share	$0.19	$0.18	$0.57	$0.50
Diluted earnings per common share	$0.19	$0.18	$0.57	$0.50

For the three and nine months ended March 31, 2016, the following stock options were excluded from the calculation of diluted EPS due to the exercise price of these options exceeding the average market price of the Company’s common stock for the period. These options, which were not dilutive at that date, may potentially dilute EPS in the future.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Stock options	714,545	1,039,721	714,545	1,059,721

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

The Company currently holds derivative instruments that contain credit-risk related features that are in a net liability position, which may require that collateral be assigned to dealer banks. At March 31, 2016, the Company had posted cash collateral totaling $2.8 million with dealer banks related to derivative instruments in a net liability position.

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

Information pertaining to outstanding interest rate caps and swap agreements used to hedge variable rate debt is as follows.

March 31, 2016
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Gain (Loss)	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$5,000	July 2013	July 2033	3 Mo. LIBOR	0.63%	3.38%	n/a	$(1,116)	$(1,116)	Other Liabilities
5,000	July 2013	July 2028	3 Mo. LIBOR	0.63%	3.23%	n/a	(845)	(845)	Other Liabilities
5,000	July 2013	July 2023	3 Mo. LIBOR	0.63%	2.77%	n/a	(486)	(486)	Other Liabilities
Interest rate caps:
6,000	October 2014	September 2019	3 Mo. LIBOR	n/a	n/a	2.50%	(158)	18	Other Assets
10,000	March 2015	February 2020	3 Mo. LIBOR	n/a	n/a	2.50%	(173)	43	Other Assets
$31,000							$(2,778)	$(2,386)

June 30, 2015
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Loss	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$5,000		July 2033	3 Mo. LIBOR	0.28%	3.38%	n/a	$(472)	$(472)	Other Liabilities
5,000		July 2028	3 Mo. LIBOR	0.28%	3.23%	n/a	(368)	(368)	Other Liabilities
5,000		July 2023	3 Mo. LIBOR	0.28%	2.77%	n/a	(208)	(208)	Other Liabilities
Interest rate caps:
6,000		September 2019	3 Mo. LIBOR	n/a	n/a	2.50%	(114)	63	Other Assets
10,000		February 2020	3 Mo. LIBOR	n/a	n/a	2.50%	(80)	136	Other Assets
$31,000							$(1,242)	$(849)

During the three and nine months ended March 31, 2016 and 2015, no interest rate cap or swap agreements were terminated prior to maturity. Changes in the fair value of interest rate caps and swaps designated as hedging instruments of the variability of cash flows associated with variable rate debt are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the debt affects earnings. Risk management results for the three and nine months ended March 31, 2016 and 2015 related to the balance sheet hedging of variable rate debt indicates that the hedges were effective.

9. Other Comprehensive Income

The components of other comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2016			2015
	Pre-tax Amount	Tax Expense (Benefit)	After-tax Amount	Pre-tax Amount	Tax Expense (Benefit)	After-tax Amount
	(Dollars in thousands)
Change in net unrealized gain or loss on available-for-sale securities	$867	$330	$537	$571	$194	$377

Change in accumulated loss on effective cash flow hedges	(982)	(374)	(608)	(566)	(193)	(373)
Reclassification adjustment for net gains included in net income	-	-	-	(16)	(5)	(11)
Total derivatives and hedging activities	(982)	(374)	(608)	(582)	(198)	(384)
Total other comprehensive loss	$(115)	$(44)	$(71)	$(11)	$(4)	$(7)

	Nine Months Ended March 31,
	2016			2015
	Pre-tax Amount	Tax Expense (Benefit)	After-tax Amount	Pre-tax Amount	Tax Expense (Benefit)	After-tax Amount
	(Dollars in thousands)
Change in net unrealized gain or loss on available-for-sale securities	$641	$244	$397	$834	$283	$551

Change in accumulated loss on effective cash flow hedges	(1,536)	(584)	(952)	(1,341)	(456)	(885)
Reclassification adjustment for net gains included in net income	-	-	-	(49)	(18)	(31)
Total derivatives and hedging activities	(1,536)	(584)	(952)	(1,390)	(474)	(916)
Total other comprehensive loss	$(895)	$(340)	$(555)	$(556)	$(191)	$(365)

Accumulated other comprehensive loss is comprised of the following:

	March 31, 2016	June 30, 2015
	(Dollars in thousands)
Unrealized loss on available-for-sale securities	$(195)	$(836)
Tax effect	74	318
Net-of-tax amount	(121)	(518)
Unrealized loss on cash flow hedges	(2,778)	(1,242)
Tax effect	1,056	472
Net-of-tax amount	(1,722)	(770)
Accumulated other comprehensive loss	$(1,843)	$(1,288)

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

Financial instruments with contract amounts which represent credit risk are as follows:

	March 31, 2016	June 30, 2015
	(Dollars in thousands)
Commitments to grant loans	$32,395	$24,966
Unfunded commitments under lines of credit	61,341	39,414
Standby letters of credit	3,810	60
Commitment to fund investment	2,500	-

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The Company has recorded an allowance for possible losses on commitments and unfunded loans totaling $51 thousand and $37 thousand recorded in other liabilities at March 31, 2016 and June 30, 2015, respectively.

The Company committed $2.5 million to a fund that acquires CRA qualified investments in loans for the Company’s portfolio. The Fund Manager will call the funds from the Company when an investment is successfully acquired. Through the three and nine months ended March 31, 2016, the fund has not called any funds from the Company.

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

Other investments are measured at fair value using the net asset value per share as a practical expedient. The fund seeks to invest in securities either issued or guaranteed by the U.S. government or its agencies. The Company’s investment can be redeemed daily at the closing net asset value per share. In accordance with ASC 820-10, the investment has not been included in the fair value hierarchy.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

Collateral Dependent Impaired Loans - Valuations of impaired loans measured at fair value are determined by a review of collateral values. Certain inputs used in appraisals are not always observable, and therefore impaired loans are generally categorized as Level 3 within the fair value hierarchy.

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

Loan servicing rights - The fair value of the SBA and mortgage servicing rights is based on a valuation model that calculates the present value of estimated future net servicing income. Adjustments are only recorded when the discounted cash flows derived from the valuation model are less than the carrying value of the asset. Certain inputs are not observable, and therefore loan servicing rights are generally categorized as Level 3 within the fair value hierarchy.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	March 31, 2016
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Securities available-for-sale:
U.S. Government agency securities	$39,503	$-	$39,503	$-
Agency mortgage-backed securities	45,890	-	45,890	-
Other investments measured at net asset value(1)	5,098	-	-	-
Other assets – interest rate caps	61	-	61	-
Liabilities
Other liabilities – interest rate swaps	$2,447	$-	$2,447	$-

	June 30, 2015
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Securities available-for-sale:
U.S. Government agency securities	$48,230	$-	$48,230	$-
Agency mortgage-backed securities	53,678	-	53,678	-
Other investments measured at net asset value(1)	-	-	-	-
Other assets – interest rate caps	199	-	199	-
Liabilities
Other liabilities – interest rate swap	$1,048	$-	$1,048	$-

(1)

In accordance with ASC 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value amount to the consolidated financial statements.

Assets measured at fair value on a nonrecurring basis are summarized below.

	March 31, 2016
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$1,527	$-	$-	$1,527
Real estate owned and other repossessed collateral	690	-	-	690
Loan servicing rights	1,629	-	-	1,629

	June 30, 2015
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$932	$-	$-	$932
Real estate owned and other repossessed collateral	1,651	-	-	1,651
Loan servicing rights	1,123	-	-	1,123

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a nonrecurring basis at the dates indicated.

	Fair Value
	March 31, 2016	June 30, 2015	Valuation Technique
	(Dollars in thousands)
Collateral dependent impaired loans	$1,527	$932	Appraisal of collateral(1)
Real estate owned and other repossessed collateral	690	1,651	Appraisal of collateral(1)
Loan servicing rights	1,629	1,123	Discounted cash flow(2)

(1) Fair value is generally determined through independent appraisals of the underlying collateral. The Company may also use another available source of collateral assessment to determine a reasonable estimate of the fair value of the collateral. Appraisals may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments was 3% to 56%.

(2) Fair value is determined using a discounted cash flow model. The unobservable inputs include anticipated rate of loan prepayments and discount rates. The range of prepayment assumptions used was 7.3% to 18.1%. For discount rates, the range was 7.0% to 12.9%.

The following table presents the estimated fair value of the Company's financial instruments.

	Carrying	Fair Value Measurements at March 31, 2016
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$91,452	$91,452	$91,452	$-	$-
Available-for-sale securities	85,393	85,393	-	85,393	-
Other investments measured at net asset value(1)	5,098	5,098	-	-	-
Federal Home Loan Bank stock	2,571	2,571	-	2,571	-
Loans held for sale	5,355	5,355	-	5,355	-
Loans, net	696,847	698,652	-	-	698,652
Accrued interest receivable	1,722	1,722	-	1,722	-
Interest rate caps	61	61	-	61	-

Financial liabilities:
Deposits	752,949	753,511	-	753,511	-
FHLB advances	30,103	30,511	-	30,511	-
Short-term borrowings	2,753	2,753	-	2,753	-
Capital lease obligation	1,190	1,283	-	1,283	-
Subordinated debentures	8,771	9,903	-	-	9,903
Interest rate swaps	2,447	2,447	-	2,447	-

	Carrying	Fair Value Measurements at June 30, 2015
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$89,850	$89,850	$89,850	$-	$-
Available-for-sale securities	101,908	101,908	-	101,908	-
Other investments measured at net asset value(1)	-	-	-	-	-
Federal Home Loan Bank stock	4,102	4,102	-	4,102	-
Loans held for sale	9,035	9,035	-	9,035	-
Loans, net	610,211	613,896	-	-	613,896
Accrued interest receivable	1,335	1,335	-	1,335	-
Interest rate caps	199	199	-	199	-

Financial liabilities:
Deposits	674,759	675,285	-	675,285	-
FHLB advances	30,188	30,867	-	30,867	-
Wholesale repurchase agreements	10,037	10,098	-	10,098	-
Short-term borrowings	2,349	2,349	-	2,349	-
Capital lease obligation	1,368	1,448	-	1,448	-
Subordinated debentures	8,626	8,471	-	-	8,471
Interest rate swaps	1,048	1,048	-	1,048	-

(1)

In accordance with ASC 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value amount to the consolidated financial statements.

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

In connection with the transaction, as part of the regulatory approval process, the Company and the Bank made certain commitments to the Federal Reserve, the most significant of which are (i) to maintain a Tier 1 leverage ratio of at least 10%, (ii) to maintain a total risk-based capital ratio of at least 15%, (iii) to limit purchased loans to 40% of total loans, (iv) to fund 100% of the Company’s loans with core deposits (defined as non-maturity deposits and non-brokered insured time deposits), and (v) to hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total risk-based capital. On June 28, 2013, the Federal Reserve approved an amendment to exclude owner-occupied commercial real estate loans from the commitment to hold commercial real estate loans to within 300% of total risk-based capital. All other commitments made to the Federal Reserve in connection with the merger remain unchanged. The Company and the Bank are currently in compliance with all commitments to the Federal Reserve. The Company’s compliance ratios at March 31, 2016 follow:

Condition	Ratios as of March 31, 2016
(i) Tier 1 leverage capital ratio	13.57%
(ii) Total capital ratio	17.79%
(iii) Ratio of purchased loans to total loans, including loans held for sale	33.17%
(iv) Ratio of loans to core deposits (1)	93.48%
(v) Ratio of commercial real estate loans to total risk-based capital (2)	217.09%

(1)	Core deposits include all non-maturity deposits and maturity deposits less than $250 thousand
(2)

For purposes of calculating this ratio, commercial real estate includes all non-owner occupied commercial real estate loans defined as such by regulatory guidance, including all land development and construction loans.

As of March 31, 2016, the Company, on a consolidated basis, had total assets of $922.7 million, total deposits of $752.9 million, and shareholders’ equity of $114.5 million. The Company gathers retail deposits through its banking offices in Maine and the Bank's online affinity deposit program, ableBanking; originates loans through the Bank’s Community Banking Division; originates Small Business Administration (“SBA”) loans through the Bank’s SBA National group (“SBA Division”); and purchases and originates commercial loans through the Bank’s Loan Acquisition and Servicing Group (“LASG”). The Community Banking Division, with ten full-service branches and two loan production offices, operates from the Bank’s headquarters in Lewiston, Maine. LASG, ableBanking, and the SBA Division operate from the Company's offices in Boston, Massachusetts.

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

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. The reader is encouraged to review each of the policies included in Form 10-K for the year ended June 30, 2015 to gain a better understanding of how Northeast’s financial performance is measured and reported. There has been no material change in critical accounting policies during the three and nine months ended March 31, 2016.

Overview

Net income was $1.8 million, or $0.19 per diluted common share, for the quarter ended March 31, 2016, compared to $1.8 million, or $0.18 per diluted common share, for the quarter ended March 31, 2015.

Net income was $5.4 million, or $0.57 per diluted common share, for the nine months ended March 31, 2016, compared to $5.0 million, or $0.50 per diluted common share, for the nine months ended March 31, 2015.

Net interest and dividend income before provision increased by $134 thousand, or 1.5%, to $9.3 million for the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015. The increase is primarily due to higher average loan volume in the purchased and originated loan portfolio.

Noninterest income increased by $481 thousand for the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015, principally due to an increase in gains realized on sale of portfolio loans. The recent quarter includes gains realized on sale of SBA loans of $1.2 million, compared to $425 thousand in the quarter ended March 31, 2015. The gain is offset by a decrease of $411 thousand in gains recognized on real estate owned and other repossessed collateral.

Noninterest expense increased by $527 thousand for the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015, primarily due to an increase in salaries and employee benefits of $530 thousand, due to increased employee headcount.

Financial Condition

Overview

Total assets increased by $72.0 million, or 8.5%, to $922.7 million at March 31, 2016, compared to June 30, 2015. The principal components of the change in the balance sheet were as follows:

●

The loan portfolio – excluding loans held for sale – has grown by $86.9 million, or 14.2%, compared to June 30, 2015, principally on the strength of $82.9 million of net growth in commercial loans purchased or originated by LASG, net growth of $11.7 million in originations by the SBA Division and net growth of $7.5 million in commercial originations by the Bank’s Community Banking Division. This net growth was offset by a $15.2 million decrease in the Bank’s Community Banking Division residential and consumer loan portfolio.

Loans generated by LASG totaled $49.8 million for the quarter ended March 31, 2016. The growth in LASG loans consisted of $21.9 million of purchased loans, at an average price of 89.9% of unpaid principal balance, and $27.8 million of originated loans. SBA loans closed during the quarter totaled $10.4 million, of which $10.3 million were fully funded in the quarter. In addition, the Company sold $11.9 million of the guaranteed portion of SBA loans in the secondary market, of which $4.9 million were originated in the current quarter and $7.0 million were originated in prior quarters. Residential loan production sold in the secondary market totaled $19.7 million for the quarter.

As noted above in the “Business Overview” section, the Company made certain commitments to the Board of Governors of the Federal Reserve System in connection with the merger of FHB Formation LLC with and into the Company in December 2010. The Company’s loan purchase and commercial real estate loan availability under these conditions follow.

Basis for Regulatory Condition	Condition	Availability at March 31, 2016
		(Dollars in millions)
Total Loans	Purchased loans may not exceed 40% of total loans	$80.2
Regulatory Capital	Non-owner occupied commercial real estate loans may not exceed 300% of total capital	$104.4

An overview of the LASG portfolio follows:

	LASG Portfolio
	Three Months Ended March 31,
	2016				2015
	Purchased	Originated	Secured Loans to Broker-Dealers	Total LASG	Purchased	Originated	Secured Loans to Broker-Dealers	Total LASG
	(Dollars in thousands)
Loans purchased or originated during the period:
Unpaid principal balance	$24,400	$27,846	$-	$52,246	$5,484	$18,760	$12,000	$36,244
Net investment basis	21,934	27,846	-	49,780	5,063	18,697	12,000	35,760

Loan returns during the period:
Yield	9.88%	5.83%	0.50%	7.15%	12.87%	5.67%	0.46%	9.37%
Total Return (1)	9.88%	5.82%	0.50%	7.15%	13.60%	5.67%	0.46%	9.81%

	Nine Months Ended March 31,
	2016				2015
	Purchased	Originated	Secured Loans to Broker-Dealers	Total LASG	Purchased	Originated	Secured Loans to Broker-Dealers	Total LASG
	(Dollars in thousands)
Loans purchased or originated during the period:
Unpaid principal balance	$88,128	$78,752	$-	$166,880	$67,909	$50,315	$48,000	$166,224
Net investment basis	81,245	78,752	-	159,997	57,896	50,236	48,000	156,132

Loan returns during the period:
Yield	11.54%	5.75%	0.50%	7.97%	12.97%	6.91%	0.47%	10.12%
Total Return (1)	11.57%	5.74%	0.50%	7.98%	13.36%	7.40%	0.47%	10.48%

Total loans as of period end:
Unpaid principal balance	$266,223	$170,085	$60,000	$496,308	$234,672	$92,542	$60,000	$387,214
Net investment basis	233,650	170,085	60,000	463,735	195,683	92,414	60,000	348,097

(1) The total return on purchased loans represents scheduled accretion, accelerated accretion, gains on asset sales, and other noninterest income recorded during the period divided by the average invested balance, on an annualized basis. The total return does not include the effect of purchased loan charge-offs or recoveries in the quarter.

Assets

Cash, Short-term Investments and Securities

Cash and short-term investments were $91.5 million as of March 31, 2016, an increase of $1.6 million, or 1.8%, from $89.9 million at June 30, 2015. The increase is primarily due to the increase in loans and deposits in the period, offset by the maturity of available-for-sale securities.

Available-for-sale securities totaled $90.5 million as of March 31, 2016, compared to $101.9 million as of June 30, 2015, representing a decrease of $11.4 million, or 11.2% due to the maturity of securities issued by government agencies. Included in available-for-sale securities are securities issued by government agencies and government-sponsored enterprises, as well as an investment of approximately $5.0 million in a CRA qualified fund that seeks to invest in securities either issued or guaranteed by the U.S. government or its agencies. At March 31, 2016, no securities were pledged for outstanding borrowings.

Loans

The Company’s loan portfolio (excluding loans held-for-sale) by lending division follows:

	March 31, 2016
	Community Banking Division	LASG	SBA Division	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$97,432	$-	$134	$97,566	13.96%
Home equity	19,123	-	-	19,123	2.74%
Commercial real estate: non-owner occupied	52,514	69,436	4,668	126,618	18.11%
Commercial real estate: owner occupied	21,103	29,770	14,941	65,814	9.41%
Commercial and industrial	14,333	130,879	4,795	150,007	21.46%
Consumer	6,292	-	-	6,292	0.90%
Subtotal	210,797	230,085	24,538	465,420	66.58%
Purchased loans:
Residential real estate	-	2,638	-	2,638	0.38%
Commercial real estate: non-owner occupied	-	146,190	-	146,190	20.91%
Commercial real estate: owner occupied	-	84,612	-	84,612	12.10%
Commercial and industrial	-	210	-	210	0.03%
Subtotal	-	233,650	-	233,650	33.42%
Total	$210,797	$463,735	$24,538	$699,070	100.00%

	June 30, 2015
	Community Banking Division	LASG	SBA Division	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$106,138	$137	$-	$106,275	17.36%
Home equity	24,326	-	-	24,326	3.97%
Commercial real estate: non-owner occupied	48,933	53,051	3,865	105,849	17.29%
Commercial real estate: owner occupied	21,657	16,507	4,461	42,625	6.96%
Commercial and industrial	11,597	108,577	2,637	122,811	20.06%
Consumer	7,659	-	-	7,659	1.25%
Subtotal	220,310	178,272	10,963	409,545	66.90%
Purchased loans:
Residential real estate	-	2,068	-	2,068	0.34%
Commercial real estate: non-owner occupied	-	128,182	-	128,182	20.94%
Commercial real estate: owner occupied	-	72,069	-	72,069	11.77%
Commercial and industrial	-	273	-	273	0.04%
Subtotal	-	202,592	-	202,592	33.10%
Total	$220,310	$380,864	$10,963	$612,137	100.00%

Classification of Assets

Loans are classified as non-performing when 90 or more days past due, unless a loan is well-secured and in the process of collection. Loans less than 90 days past due, for which collection of principal or interest is considered doubtful, also may be designated as non-performing. In both situations, accrual of interest ceases. The Company typically maintains such loans as non-performing until the respective borrowers have demonstrated a sustained period of payment performance.

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

The following table details the Company's nonperforming assets and other credit quality indicators as of March 31, 2016 and June 30, 2015. Management believes that, based on their carrying amounts, nonperforming assets are well secured based on the estimated fair value of underlying collateral.

	Non-Performing Assets at March 31, 2016
	Originated	Purchased	Total
	(Dollars in thousands)
Loans:
Residential real estate	$3,270	$1,185	$4,455
Home equity	296	-	296
Commercial real estate	602	3,179	3,781
Commercial and industrial	2	-	2
Consumer	216	-	216
Subtotal	4,386	4,364	8,750
Real estate owned and other repossessed collateral	690	-	690
Total	$5,076	$4,364	$9,440

Ratio of nonperforming loans to total loans			1.25%
Ratio of nonperforming assets to total assets			1.02%
Ratio of loans past due to total loans			2.52%
Nonperforming loans that are current			$1,490
Commercial loans risk rated substandard or worse			$4,354
Troubled debt restructurings:
On accrual status			$5,143
On nonaccrual status			$1,758

	Non-Performing Assets at June 30, 2015
	Originated	Purchased	Total
	(Dollars in thousands)
Loans:
Residential real estate	$3,021	$-	$3,021
Home equity	11	-	11
Commercial real estate	994	6,532	7,526
Commercial and industrial	2	-	2
Consumer	190	-	190
Subtotal	4,218	6,532	10,750
Real estate owned and other repossessed collateral	1,651	-	1,651
Total	$5,869	$6,532	$12,401

Ratio of nonperforming loans to total loans			1.76%
Ratio of nonperforming assets to total assets			1.46%
Ratio of loans past due to total loans			1.08%
Nonperforming loans that are current			$5,357
Commercial loans risk rated substandard or worse			$8,910
Troubled debt restructurings:
On accrual status			$6,365
Nonaccrual status			$2,131

At March 31, 2016, nonperforming assets totaled $9.4 million, or 1.02% of total assets, as compared to $12.4 million, or 1.5% of total assets, at June 30, 2015.

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

The Company’s allowance for loan losses was $2.2 million as of March 31, 2016, which represents an increase of $297 thousand from $1.9 million as of June 30, 2015. The increase during the period was principally due to two loans which were provided for in the second quarter and an increased volume of newly originated loans, offset by charge-offs.

The following table details ratios related to the allowance for loan losses for the periods indicated.

	March 31, 2016	June 30, 2015	March 31, 2015
Allowance for loan losses to nonperforming loans	25.41%	17.92%	16.66%
Allowance for loan losses to total loans	0.32%	0.31%	0.30%
Last twelve months of net-charge offs to average loans	0.17%	0.03%	0.06%

While management believes that it uses the best information available to make its determinations with respect to the allowance for loan losses, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors.

Other Assets

The cash surrender value of the Company’s bank-owned life insurance (“BOLI”) assets increased $336 thousand, or 2.2% to $15.6 million at March 31, 2016, compared to $15.3 million at June 30, 2015. Increases in cash surrender value are recognized in other income and are not subject to income taxes. Borrowing on, or surrendering a policy, may subject the Company to income tax expense on the increase in cash surrender value. For these reasons, management considers BOLI an illiquid asset. BOLI represented 12.4% of the Company’s total capital at March 31, 2016.

Intangible assets totaled $1.8 million and $2.2 million at March 31, 2016 and June 30, 2015, respectively. The $369 thousand decrease was the result of core deposit intangible asset amortization during the period.

Deposits, Borrowed Funds, Liquidity, Capital, and Stock Repurchases

Deposits

The Company’s principal source of funding is its core deposit accounts. At March 31, 2016, non-maturity accounts, and certificates of deposit with balances less than $250 thousand represented 99.8% of total deposits.

Total deposits increased $78.2 million to $752.9 million as of March 31, 2016 from $674.8 million as of June 30, 2015. The increase, which funded growth in the Company’s loan portfolio, was centered mainly in money market accounts attracted through the Community Banking Division.

The composition of total deposits at March 31, 2016 and June 30, 2015 is as follows:

	March 31, 2016		June 30, 2015
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Demand deposits	$60,573	8.04%	$60,383	8.95%
NOW accounts	68,050	9.04%	64,289	9.53%
Regular and other savings	36,752	4.88%	35,845	5.31%
Money market deposits	234,142	31.10%	168,527	24.98%
Total non-certificate accounts	399,517	53.06%	329,044	48.77%
Term certificates less than $250 thousand	351,676	46.71%	345,146	51.15%
Term certificates of $250 thousand or more	1,756	0.23%	569	0.08%
Total certificate accounts	353,432	46.94%	345,715	51.23%
Total deposits	$752,949	100.00%	$674,759	100.00%

Borrowed Funds

Advances from the Federal Home Loan Bank (“FHLB”) were $30.1 million at March 31, 2016, as compared to $30.2 million at June 30, 2015. At March 31, 2016, the Company had pledged certain residential real estate loans, commercial real estate loans, and FHLB deposits free of liens or pledges to secure outstanding advances and available additional borrowing capacity. At March 31, 2016, no securities were pledged for outstanding borrowings.

During the first quarter, the Company’s wholesale repurchase agreements paid off at maturity, representing a $10.0 million decrease from June 30, 2015.

Short-term borrowings, consisting of sweep accounts and repurchase agreements, were $2.7 million and $2.3 million as of March 31, 2016 and June 30, 2015, respectively.

Liquidity

The following table is a summary of unused borrowing capacity of the Company at March 31, 2016, in addition to traditional retail deposit products (dollars in thousands):

Brokered time deposits	$230,672	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	26,028	Unused advance capacity subject to eligible and qualified collateral
Federal Discount Window Borrower-in-Custody	1,985	Unused credit line subject to the pledge of loans
Other available lines	17,500
Total unused borrowing capacity	276,185

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

At March 31, 2016, the Company had $349.2 million of immediately accessible liquidity, defined as cash that the Bank reasonably believes could be raised within seven days through collateralized borrowings, brokered deposits or security sales. This position represented 37.8% of total assets. The Company also had $91.5 million of cash and cash equivalents at March 31, 2016.

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

Capital

The carrying amount and unpaid principal balance of junior subordinated debentures totaled $8.8 million and $16.5 million, respectively, as of March 31, 2016. This debt represents qualifying Tier 1 capital for the Company, up to a maximum of 25% of total Tier 1 capital. At March 31, 2016, the carrying amounts of the junior subordinated notes, net of the Company’s $496 thousand investment in the affiliated trusts, qualified as Tier 1 capital.

At March 31, 2016, shareholders’ equity was $114.5 million, an increase of $1.8 million, or 1.6% from June 30, 2015. Book value per outstanding common share was $12.27 at March 31, 2016 and $11.76 at June 30, 2015. Tier 1 capital to total average assets of the Company was 13.57% as of March 31, 2016 and 14.49% at June 30, 2015.

Under the capital rules, risk-based capital ratios are calculated by dividing Tier 1 and total capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned to one of several risk-weight categories, based primarily on relative risk. The rules require banks and bank holding companies to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital ratio of 6%, a total capital ratio of 8% and a leverage ratio of 4%. Additionally, subject to a transition schedule, the capital rules require a bank holding company to establish a capital conservation buffer of Tier 1 capital in an amount above the minimum risk-based capital requirements for "adequately capitalized" institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases.

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

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Correction Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
March 31, 2016:
Common equity tier 1 capital to risk weighted assets:
Company	$123,756	17.47%	$31,880	>4.5%	$	N/A	N/A
Bank	114,464	16.13%	31,930	>4.5%		46,121	>6.5%

Total capital to risk weighted assets:
Company	126,029	17.79%	56,676	>8.0%		N/A	N/A
Bank	117,391	16.54%	56,764	>8.0%		70,955	>10.0%

Tier 1 capital to risk weighted assets:
Company	123,756	17.47%	28,338	>4.0%		N/A	N/A
Bank	114,464	16.13%	28,382	>4.0%		42,573	>6.0%

Tier 1 capital to average assets:
Company	123,756	13.57%	36,475	>4.0%		N/A	N/A
Bank	114,464	12.55%	36,479	>4.0%		45,599	>5.0%

June 30, 2015:
Common equity tier 1 capital to risk weighted assets:
Company	$121,224	19.82%	$27,523	>4.5%	$	N/A	N/A
Bank	107,477	17.55%	27,558	>4.5%		39,806	>6.5%

Total capital to risk weighted assets:
Company	123,187	20.14%	48,932	>8.0%		N/A	N/A
Bank	111,228	18.16%	48,999	>8.0%		61,249	>10.0%

Tier 1 capital to risk weighted assets:
Company	121,224	19.82%	24,465	>4.0%		N/A	N/A
Bank	107,477	17.55%	24,496	>4.0%		36,744	>6.0%

Tier 1 capital to average assets:
Company	121,224	14.49%	33,464	>4.0%		N/A	N/A
Bank	107,477	12.86%	33,421	>4.0%		41,776	>5.0%

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

On February 25, 2016, the Board of Directors approved an amendment to the Company’s existing stock repurchase program subject to regulatory approval, which was received on March 2, 2016. The approved amendment, which is effective March 2, 2016, increased the existing stock repurchase program by 600,000 shares of the Company’s common stock, representing 6.3% of the Company’s outstanding common shares or approximately $6.3 million based on the Company’s closing price on March 2, 2016.  The amended stock repurchase program will expire on March 2, 2018.

As of March 31, 2016, 1,311,362 shares had been repurchased under this plan at a weighted average price of $9.69.

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

See Part I. Item I. “Notes to Unaudited Consolidated Financial Statements – Note 10: Commitments and Contingencies” for further discussion.

Results of Operations

General

Net income increased by $57 thousand for the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015. Net income increased by $445 thousand to $5.4 million for the nine months ended March 31, 2016, compared to $5.0 million for the nine months ended March 31, 2015. When compared to the prior year, increases in net income for both the three and nine months ended March 31, 2016 resulted principally from positive balance sheet growth due to increased loan volume, and higher gains on sales of SBA loans.

The following table details the “total return” on purchased loans, which includes transactional interest income of $913 thousand for the quarter ended March 31, 2016. Transactional interest income for the nine months ended March 31, 2016 was $5.8 million, a decrease of $1.8 million from the nine months ended March 31, 2015 principally due to higher payoffs in fiscal 2015.

	Total Return on Purchased Loans
	Three Months Ended March 31,
	2016		2015
	Income	Return (1)	Income	Return (1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$4,606	8.24%	$4,322	8.41%
Transactional income:
Gain on loan sales	-	0.00%	-	0.00%
Gain on sale of real estate owned	1	0.00%	379	0.74%
Other noninterest income	-	0.00%	-	0.00%
Accelerated accretion and loan fees	912	1.63%	2,292	4.46%
Total transactional income	913	1.63%	2,671	5.20%
Total	$5,519	9.88%	$6,993	13.60%

	Nine Months Ended March 31,
	2016		2015
	Income	Return (1)	Income	Return (1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$12,615	7.94%	$13,195	8.50%
Transactional income:
Gain on loan sales	-	0.00%	190	0.12%
Gain on sale of real estate owned	23	0.01%	419	0.27%
Other noninterest income	11	0.01%	-	0.00%
Accelerated accretion and loan fees	5,732	3.61%	6,930	4.47%
Total transactional income	5,766	3.63%	7,539	4.86%
Total	$18,381	11.57%	$20,734	13.36%

(1)

The total return on purchased loans represents scheduled accretion, accelerated accretion, gains on asset sales, gains on real estate owned and other noninterest income recorded during the period divided by the average invested balance, on an annualized basis. The total return does not include the effect of purchased loan charge-offs or recoveries in the quarter.

Net Interest Income

Three Months Ended March 31, 2016 and 2015

Net interest and dividend income before provision for the three months ended March 31, 2016 and 2015 was $9.3 million and $9.1 million, respectively. The increase of $134 thousand was primarily due to higher average loan volume in the purchased and originated loan portfolio. The following table summarizes interest income and related yields recognized on the Company’s loans for the three months ended March 31, 2016 and 2015.

	Interest Income and Yield on Loans
	Three Months Ended March 31,
	2016			2015
	Average Balance (1)	Interest Income	Yield	Average Balance (1)	Interest Income	Yield
	(Dollars in thousands)
Community Banking Division	$247,194	$2,994	4.87%	$232,369	$2,823	4.93%
LASG:
Originated	159,976	2,317	5.83%	80,567	1,127	5.67%
Purchased	224,710	5,518	9.88%	208,487	6,614	12.87%
Secured Loans to Broker-Dealers	60,001	75	0.50%	48,551	55	0.46%
Total LASG	444,687	7,910	7.15%	337,605	7,796	9.37%
Total	$691,881	$10,904	6.34%	$569,974	$10,619	7.56%

(1)	Includes loans held for sale.

The Company’s interest rate spread decreased by 52 basis points and net interest margin decreased by 54 basis points for the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015. The decrease was principally due to lower transactional interest income in the purchased portfolio. The following sets forth the average balance sheets, interest income and interest expense, and average yields and costs for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Investment securities (1)	$100,904	$236	0.94%	$107,010	$222	0.84%
Loans (2) (3)	691,881	10,904	6.34%	569,974	10,619	7.56%
Federal Home Loan Bank stock	2,571	22	3.44%	4,102	18	1.78%
Short-term investments (4)	80,789	97	0.48%	90,722	54	0.24%
Total interest-earning assets	876,145	11,259	5.17%	771,808	10,913	5.73%
Cash and due from banks	3,841			2,919
Other non-interest earning assets	34,045			33,069
Total assets	$914,031			$807,796

Liabilities & Stockholders' Equity:
Interest-bearing liabilities:
NOW accounts	$65,985	$42	0.26%	$62,317	$39	0.25%
Money market accounts	223,835	491	0.88%	153,487	300	0.79%
Savings accounts	36,453	12	0.13%	34,140	11	0.13%
Time deposits	357,857	1,021	1.15%	328,633	921	1.14%
Total interest-bearing deposits	684,130	1,566	0.92%	578,577	1,271	0.89%
Short-term borrowings	2,136	5	0.94%	2,356	5	0.86%
Borrowed funds	30,117	255	3.41%	43,718	328	3.04%
Junior subordinated debentures	8,746	164	7.54%	8,553	171	8.11%
Capital lease obligations	1,211	15	4.98%	1,433	18	5.09%
Total interest-bearing liabilities	726,340	2,005	1.11%	634,637	1,793	1.15%

Non-interest bearing liabilities:
Demand deposits and escrow accounts	66,384			54,647
Other liabilities	6,429			7,083
Total liabilities	799,153			696,367
Stockholders' equity	114,878			111,429
Total liabilities and stockholders' equity	$914,031			$807,796

Net interest income		$9,254			$9,120

Interest rate spread			4.06%			4.58%
Net interest margin (5)			4.25%			4.79%

(1)	Interest income and yield are stated on a fully tax-equivalent basis using a 34% tax rate.
(2)	Includes loans held for sale.
(3)	Nonaccrual loans are included in the computation of average, but unpaid interest has not been included for purposes of determining interest income.
(4)	Short term investments include FHLB overnight deposits and other interest-bearing deposits.
(5)	Net interest margin is calculated as net interest income divided by total interest-earning assets.

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

	Three Months Ended March 31, 2016 compared to 2015
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investment securities	$(13)	$27	$14
Loans	2,136	(1,851)	285
Regulatory stock	(9)	13	4
Short-term investments	(7)	50	43
Total interest-earning assets	2,107	(1,761)	346

Interest-bearing liabilities:
Interest-bearing deposits	249	46	295
Short-term borrowings	-	-	-
Borrowed funds	(110)	37	(73)
Junior subordinated debentures	4	(11)	(7)
Capital lease obligations	(3)	-	(3)
Total interest-bearing liabilities	140	72	212
Total change in net interest income	$1,967	$(1,833)	$134

Nine Months Ended March 31, 2016 and 2015

Net interest and dividend income before provision for the nine months ended March 31, 2016 and 2015 was $28.7 million and $28.0 million, respectively. The increase of $652 thousand was largely attributable to average higher loan volume income in the purchased and originated loan portfolios. The following table summarizes interest income and related yields recognized on the Company’s loans for the nine months ended March 31, 2016 and 2015.

	Interest Income and Yield on Loans
	Nine Months Ended March 31,
	2016			2015
	Average Balance (1)	Interest Income	Yield	Average Balance (1)	Interest Income	Yield
	(Dollars in thousands)
Community Banking Division	$242,172	$8,850	4.86%	$236,584	$8,782	4.94%
LASG:
Originated	138,760	5,991	5.75%	66,314	3,441	6.91%
Purchased	211,519	18,347	11.54%	206,747	20,125	12.97%
Secured Loans to Broker-Dealers	60,004	225	0.50%	39,054	139	0.47%
Total LASG	410,283	24,563	7.97%	312,115	23,705	10.12%
Total	$652,455	$33,413	6.82%	$548,699	$32,487	7.89%

(1)	Includes loans held for sale.

The Company’s interest rate spread and net interest margin decreased by 40 basis points and 41 basis points, respectively, for the nine months ended March 31, 2016, compared to the nine months ended March 31, 2015. These decreases were principally the result of lower total return on purchased loans. The following sets forth the average balance sheets, interest income and interest expense, and average yields and costs for the nine months ended March 31, 2016 and 2015.

	Nine Months Ended March 31,
	2016			2015
	Average Balance	Interest Income Expense	Average Yield/ Rate	Average Balance	Interest Income Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Investment securities (1)	$102,890	$700	0.91%	$109,605	$697	0.85%
Loans (2) (3)	652,455	33,413	6.82%	548,699	32,487	7.89%
Federal Home Loan Bank stock	3,089	90	3.88%	4,102	49	1.59%
Short-term investments (4)	84,258	205	0.32%	92,784	169	0.24%
Total interest-earning assets	842,692	34,408	5.43%	755,190	33,402	5.89%
Cash and due from banks	3,405			2,755
Other non-interest earning assets	35,345			33,241
Total assets	$881,442			$791,186

Liabilities & Stockholders' Equity:
Interest-bearing liabilities:
NOW accounts	$67,078	$130	0.26%	$62,731	$121	0.26%
Money market accounts	197,962	1,273	0.86%	122,165	665	0.73%
Savings accounts	36,027	36	0.13%	34,049	34	0.13%
Time deposits	347,847	2,917	1.12%	339,116	2,861	1.12%
Total interest-bearing deposits	648,914	4,356	0.89%	558,061	3,681	0.88%
Short-term borrowings	2,029	19	1.25%	2,852	21	0.98%
Borrowed funds	33,207	839	3.36%	47,455	1,061	2.98%
Junior subordinated debentures	8,698	476	7.28%	8,507	566	8.86%
Capital lease obligations	1,272	49	5.13%	1,481	56	5.04%
Total interest-bearing liabilities	694,120	5,739	1.10%	618,356	5,385	1.16%

Non-interest bearing liabilities:
Demand deposits and escrow accounts	66,619			54,339
Other liabilities	6,720			6,163
Total liabilities	767,459			678,858
Stockholders' equity	113,983			112,328
Total liabilities and stockholders' equity	$881,442			$791,186

Net interest income		$28,669			$28,017

Interest rate spread			4.33%			4.73%
Net interest margin (5)			4.53%			4.94%

(1)	Interest income and yield are stated on a fully tax-equivalent basis using a 34% tax rate.
(2)	Includes loans held for sale.
(3)	Nonaccrual loans are included in the computation of average, but unpaid interest has not been included for purposes of determining interest income.
(4)	Short term investments include FHLB overnight deposits and other interest-bearing deposits.
(5)	Net interest margin is calculated as net interest income divided by total interest-earning assets.

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

	Nine Months Ended March 31, 2016 compared to 2015
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investment securities	$(29)	$32	$3
Loans	3,988	(3,062)	926
Regulatory stock	(8)	49	41
Short-term investments	(8)	44	36
Total interest-earning assets	3,943	(2,937)	1,006

Interest-bearing liabilities:
Interest-bearing deposits	562	113	675
Short-term borrowings	(5)	3	(2)
Borrowed funds	(284)	62	(222)
Junior subordinated debentures	5	(95)	(90)
Capital lease obligations	(7)	-	(7)
Total interest-bearing liabilities	271	83	354
Total change in net interest income	$3,672	$(3,020)	$652

Provision for Loan Losses

Quarterly, the Company determines the amount of the allowance for loan losses that is appropriate to provide for losses inherent in the Company’s loan portfolios, with the provision for loan losses determined by the net change in the allowance for loan losses. For loans accounted for under ASC 310-30, a provision for loan loss is recorded when estimates of future cash flows are lower than had been previously expected. See Part I. Item I. “Notes to Unaudited Consolidated Financial Statements — Note 4: Loans, Allowance for Loan losses and Credit Quality” for further discussion.

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

Three Months Ended March 31, 2016 and 2015

The provision for loan losses for the quarter ended March 31, 2016 and 2015 was $236 thousand and $44 thousand, respectively. The increase in the Company’s loan loss provision resulted principally due to the increased volume of newly originated loans, offset by charge-offs.

Nine Months Ended March 31, 2016 and 2015

The provision for loan losses for the nine months ended March 31, 2016 and 2015 was $1.3 million and $477 thousand, respectively. The increase in the Company’s loan loss provision is principally due to two loans which were provided for in the second quarter and increased volume of newly originated loans, offset by charge-offs.

Noninterest Income

Three Months Ended March 31, 2016 and 2015

Noninterest income increased by $481 thousand for the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015, principally due to an increase in gains realized on sale of portfolio loans. The recent quarter includes gains realized on sale of SBA loans of $1.2 million, compared to $425 thousand in the quarter ended March 31, 2015. The gain is offset by lower gains recognized on real estate owned and other repossessed collateral of $411 thousand.

Nine Months Ended March 31, 2016 and 2015

Noninterest income increased by $1.3 million for the nine months ended March 31, 2016, compared to the nine months ended March 31, 2015, principally due to an increase of $1.6 million in gains realized on sale of portfolio loans. The recent period includes gains realized on sale of SBA loans of $2.6 million, compared to $950 thousand in the nine months ended March 31, 2015.

Noninterest Expense

Three Months Ended March 31, 2016 and 2015

Noninterest expense increased by $527 thousand for the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015, primarily due to an increase in salaries and employee benefits of $530 thousand, due to increased employee headcount.

Nine Months Ended March 31, 2016 and 2015

Noninterest expense increased by $585 thousand for the nine months ended March 31, 2016, compared to the nine months ended March 31, 2015, principally due to the following:

●	An increase of $370 thousand in salaries and employee benefits, principally due to increased employee headcount;
●	An increase of $275 thousand in occupancy and equipment expense, due to increases in rent and IT-related equipment expense; and
●	A decrease of $135 thousand in loan acquisition and collections expense, principally due to lower legal expense related to loan collection in the period.

Income Taxes

Three Months Ended March 31, 2016 and 2015

The Company’s income tax expense was $832 thousand or an effective rate of 31.5%, for the three months ended March 31, 2016, as compared to $993 thousand, or an effective rate of 36.2%, for the three months ended March 31, 2015, primarily due to the refinement of taxes payable and state apportionment as a result of the Company’s tax returns filed in the quarter ended March 31, 2016.

Nine Months Ended March 31, 2016 and 2015

The Company’s income tax expense was $2.9 million or an effective rate of 34.8%, for the nine months ended March 31, 2016, as compared to $2.8 million, or an effective rate of 36.1%, for the nine months ended March 31, 2015, primarily due to the adoption of ASU 2014-01 in the current period as well as the refinement of taxes payable and state apportionment as a result of the Company’s tax returns filed in the quarter ended March 31, 2016.

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

Based on this evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2016.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2016 that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases made by the Company of its common stock during the three months ended March 31, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Per share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
Jan. 1 – Jan. 31	7,800	10.32	1,134,762	235,238
Feb. 1 – Feb. 29	87,300	9.88	1,222,062	147,938
Mar. 1 - Mar. 31	89,300	10.55	1,311,362	658,638

(1)	Based on trade date, not settlement date

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *
32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **
32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **
101

The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2016 and June 30, 2015; (ii) Consolidated Statements of Income for the three and nine months ended March 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2016 and 2015; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended March 31, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the nine months ended March 31, 2016 and 2015; and (v) Notes to Unaudited Consolidated Financial Statements.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2016		NORTHEAST BANCORP

	By:	/s/ Richard Wayne
Richard Wayne
President and Chief Executive Officer

	By:	/s/ Brian Shaughnessy
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
101

The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2016 and June 30, 2015; (ii) Consolidated Statements of Income for the three and nine months ended March 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2016 and 2015; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended March 31, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the nine months ended March 31, 2016 and 2015; and (v) Notes to Unaudited Consolidated Financial Statements.

* Filed herewith

** Furnished herewith