Form 10-K
period 2016-06-30
NORTHEAST BANCORP /ME/
filed 2016-09-13
CIK 811831

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number (1-14588)

NORTHEAST BANCORP

(Exact name of registrant as specified in its charter)

Maine	01-0425066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Canal Street, Lewiston, Maine	04240
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code:

(207) 786-3245

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Voting Common Stock, $1.00 par value	The NASDAQ Stock Market LLC

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

Large Accelerated Filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates, computed by reference to the last reported sales price of the registrant’s voting common stock on the NASDAQ Global Market on December 31, 2015 was approximately $76,592,849.

As of September 2, 2016, the registrant had outstanding 7,487,552 shares of voting common stock, $1.00 par value per share, and 1,343,683 shares of non-voting common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2016 Annual Meeting of Shareholders to be held on November 22, 2016 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The registrant intends to file such proxy statement with the Securities and Exchange Commission no later than 120 days after the end of its fiscal year ended June 30, 2016.

EXPLANATORY NOTE

The Company has determined that as of the end of its fiscal year ended June 30, 2016, it is an accelerated filer as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended. As permitted by Item 10(f) of Regulation S-K, the Company is providing scaled disclosure applicable to smaller reporting companies in this Annual Report on Form 10-K.

A Note About Forward-Looking Statements

This report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to the financial condition, prospective results of operations, future performance or expectations, plans, objectives, prospects, loan loss allowance adequacy, simulation of changes in interest rates, capital spending, finance sources and revenue sources of Northeast Bancorp ("we," "our," "us," "Northeast" or the "Company"). These statements relate to expectations concerning matters that are not historical facts. Accordingly, statements that are based on management's projections, estimates, assumptions, and judgments constitute forward-looking statements. These forward looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as "believe", "expect", "estimate", "anticipate", "continue", "plan", "approximately", "intend", "objective", "goal", "project", or other similar terms or variations on those terms, or the future or conditional verbs such as "will", "may", "should", "could", and "would".

Such forward-looking statements reflect our current views and expectations based largely on information currently available to our management, and on our current expectations, assumptions, plans, estimates, judgments, and projections about our business and our industry, and they involve inherent risks and uncertainties. Although the Company believes that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, the Company cannot give you any assurance that its expectations will in fact occur or that its estimates or assumptions will be correct. The Company cautions you that actual results could differ materially from those expressed or implied by such forward-looking statements as a result of, among other factors, the factors referenced in this report under Item 1A. "Risk Factors"; changes in interest rates; competitive pressures from other financial institutions; the effects of a deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers' ability to service and repay our loans; changes in loan defaults and charge-off rates; changes in the value of securities and other assets, adequacy of loan loss reserves, or deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; the risk that we may not be successful in the implementation of our business strategy; the risk that intangibles recorded in the Company's financial statements will become impaired; and changes in assumptions used in making such forward-looking statements. These forward-looking statements speak only as of the date of this report and the Company does not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report.

PART I

Item 1.	Business

Overview

Northeast Bancorp, incorporated under Maine law in 1987, is a bank holding company, registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended. The Company's primary subsidiary and principal asset is its wholly-owned banking subsidiary, Northeast Bank (the "Bank" or "Northeast Bank"), a Maine state-chartered bank originally organized in 1872.

On December 29, 2010, the merger of the Company and FHB Formation LLC, a Delaware limited liability company ("FHB"), was consummated. In connection with the transaction, as part of the regulatory approval process, the Company and the Bank made certain commitments to the Federal Reserve, the most significant of which are (i) to maintain a Tier 1 leverage ratio of at least 10%, (ii) to maintain a total capital ratio of at least 15%, (iii) to limit purchased loans to 40% of total loans, (iv) to fund 100% of the Company's loans with core deposits (defined as non-maturity deposits and non-brokered insured time deposits), and (v) to hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total capital. On June 28, 2013, the Federal Reserve approved the amendment of the commitment to hold commercial real estate loans to within 300% of total capital to exclude owner-occupied commercial real estate loans. All other commitments made to the Federal Reserve in connection with the merger remain unchanged. The Company and the Bank are currently in compliance with all commitments to the Federal Reserve.

As of June 30, 2016, the Company, on a consolidated basis, had total assets of $986.2 million, total deposits of $800.4 million, and shareholders' equity of $116.6 million. We gather retail deposits through the Community Banking Division's ten full-service branches in Maine and through its online deposit program, ableBanking; originate loans through the Community Banking Division; purchase and originate commercial loans on a nationwide basis through the Bank’s Loan Acquisition and Servicing Group ("LASG"); and originate Small Business Administration ("SBA") loans on a nationwide basis through the Bank’s national SBA group ("SBA Division").

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

Market Area and Competition

The Community Banking Division’s market area includes the six New England states, with the majority of its activities centered in the western and central regions of the State of Maine. We encounter significant competition in the Community Banking Division market area in originating loans, attracting deposits, and selling other customer products and services. Our competitors include savings banks, commercial banks, credit unions, mutual funds, insurance companies, brokerage and investment banking companies, finance companies, and other financial intermediaries. Many of our primary competitors there have substantially greater resources, larger established customer bases, higher lending limits, extensive branch networks, numerous ATMs and greater advertising and marketing budgets. They may also offer services that we do not currently provide. ableBanking has nationwide scope in its deposit gathering activities and competes with banks and credit unions, as well as other, larger, online direct banks having a national reach.

The LASG, the SBA Division and ableBanking activities are nationwide. The LASG competes primarily with community banks, regional banks and private equity funds operating nationwide in its bid to acquire commercial loans. We believe that we often have a competitive advantage in bidding against private equity funds on performing loans because those funds generally have higher funding costs and, therefore, higher expectations for return on investment than we do. Furthermore, private equity funds typically do not compete for small balance commercial loans and typically pursue larger, bulk transactions. Due to improving credit quality over the past several years and the continued low interest rate environment, the supply of loans available for purchase has declined, competition has increased, and spreads have tightened. Despite these trends, we believe that the LASG continues to have a competitive advantage in bidding against other banks because we have a specialized group with experience in purchasing commercial real estate loans. Additionally, most banks we compete against are community banks looking to acquire loans in their market; these banks usually have specific criteria for their acquisition activities and do not pursue pools with collateral or geographic diversity.

The SBA Division competes primarily with community banks, regional banks, national/global banks, and non-bank licensed lenders on a nationwide basis. Capitalizing on our LASG origination loan infrastructure, the SBA Division is in a position to review and act quickly on a variety of lending opportunities. Risk management, approvals, underwriting and other due diligence for these loans is similar to that for the LASG loans. We believe that the SBA Division has an advantage in originating commercial loans because of its ability to utilize in-house staff to quickly and accurately screen loan opportunities and accelerate the underwriting process.

Lending Activities

General

We conduct our loan-related activities through three primary channels: the Community Banking Division, the LASG, and the SBA Division. The Community Banking Division originates loans directly to consumers and businesses located in its market area. The LASG purchases primarily performing commercial real estate loans, on a nationwide basis, typically at a discount from their outstanding principal balances, producing yields higher than those normally achieved on the Company's originated loan portfolio. The LASG also originates commercial real estate and commercial and industrial loans on a nationwide basis. The SBA Division originates loans to small businesses, primarily through the SBA 7(a) program, which provides the partial guarantee of the SBA. At June 30, 2016, our total loan portfolio (excluding loans held for sale) was $692.4 million, of which $203.4 million, or 29.4%, was originated by the Community Banking Division, $462.6 million, or 66.8%, was purchased or originated by the LASG and $26.4 million, or 3.8%, was originated by the SBA Division.

The following table sets forth certain information concerning our portfolio loan purchases and originations for the periods indicated (including loans held for sale):

	Year Ended June 30,
	2016	2015
	(Dollars in thousands)
Loans, including loans held for sale, beginning of year	$621,172	$528,361
Additions:
LASG Purchases and Originations:
Originations	110,578	130,502
Purchases	99,999	82,654
Subtotal	210,577	213,156
SBA Division Originations	54,469	34,544
Community Bank Originations:
Residential mortgages held for sale	90,011	97,438
Residential mortgage held to maturity	3,828	7,857
Home equity	765	1,024
Commercial real estate	15,029	13,580
Commercial and industrial	6,973	6,317
Consumer	185	211
Subtotal	116,791	126,427
Total originations and purchases	381,837	374,127
Reductions:
Sales of residential loans held for sale	(89,901)	(106,045)
Sales of portfolio loans	(39,081)	(22,351)
Charge-offs	(1,265)	(238)
Pay-downs and amortization, net	(172,807)	(152,682)
Total reductions	(303,054)	(281,316)
Loans, including loans held for sale, end of year	$699,955	$621,172
Annual percentage increase in loans	12.68%	17.57%

We individually underwrite all loans that we originate and purchase. Our loan underwriting policies are reviewed and approved annually by our Board of Directors. Each loan, regardless of whether it is originated or purchased, must meet underwriting criteria set forth in our lending policies and the requirements of applicable federal and state regulations. All loans are subject to approval procedures and amount limitations, and the Board approves loan relationships exceeding certain prescribed dollar limits. Our policies are reviewed and approved at least annually by our Board of Directors. We supplement our own supervision of the loan underwriting and approval process with periodic loan audits by internal personnel and outside professionals experienced in loan review. As of June 30, 2016, the Bank’s legal lending limit was $24.0 million.

We typically retain servicing rights for all loans that we originate or purchase, except for residential loans that we originate and sell servicing released in the secondary market.

Community Banking Division Originations

Loan Portfolio. The Community Banking Division’s loan portfolio consists primarily of loans to businesses and consumers in the Community Banking Division's market area.

•

Residential Mortgage Loans. We originate residential mortgage loans secured by one- to four-family properties throughout Maine, southern New Hampshire, and Massachusetts. Such loans may be originated for sale in the secondary market or to be held on the Bank's balance sheet. We also offer home equity loans and home equity lines of credit, which are secured by first or second mortgages on one- to four-family owner-occupied properties and which are held on our balance sheet. At June 30, 2016, portfolio residential loans totaled $111.3 million, or 16.1% of total loans. Of the residential loans we held for investment at June 30, 2016, approximately 51.6% were adjustable rate. Included in residential loans are home equity lines of credit and other second mortgage loans aggregating approximately $18.0 million.

•

Commercial Real Estate Loans. We originate multi-family and other commercial real estate loans secured by property located primarily in the Community Banking Division's market area. At June 30, 2016, commercial real estate loans outstanding were $70.1 million, or 10.1% of total loans. Although the largest commercial real estate loan originated by the Community Banking Division had a principal balance of $4.1 million at June 30, 2016, the majority of the commercial real estate loans originated by the Community Banking Division had principal balances less than $500 thousand.

•

Commercial and industrial Loans. We originate commercial and industrial loans, including term loans, lines of credit and equipment and receivables financing to businesses located primarily in the Community Banking Division's market area. At June 30, 2016, commercial and industrial loans outstanding were $16.1 million, or 2.3% of total loans. At June 30, 2016, there were 112 commercial and industrial loans outstanding with an average principal balance of $143 thousand. The largest of these commercial and industrial loans had a principal balance of $2.3 million at June 30, 2016.

•	Consumer Loans. We originate, on a direct basis, automobile, boat and recreational vehicle loans. At June 30, 2016, consumer loans outstanding were $6.0 million, or 0.9% of total loans.

Underwriting of Loans. Most residential loans, including those held for investment, are originated in accordance with the standards of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the Federal Housing Authority, or other third party correspondent lenders. Our underwriting process for all other loans originated by the Community Banking Division is as follows:

•	Most of our Community Bank originated loans are sourced through relationships between loan officers and third party referral sources or current or previous customers.

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

LASG Purchases and Originations

General. Of the loans originated or purchased by the LASG that were outstanding as of June 30, 2016, $336.4 million, or 72.7%, consisted of commercial real estate loans. The following table summarizes the LASG loan portfolio as of June 30, 2016:

	Purchased	Originated	Total
	(Dollars in thousands)
Non-owner occupied commercial real estate	$142,286	$52,744	$195,030
Owner occupied commercial real estate	94,666	46,727	141,393
Commercial and industrial	198	123,447	123,645
1-4 family residential	2,559	-	2,559
Total	$239,709	$222,918	$462,627

Since the inception of the LASG through June 30, 2016, we have purchased loans for an aggregate investment of $486 million, of which $100.0 million was purchased during fiscal 2016. We have also originated loans totaling $346 million, of which $110.6 million was originated in fiscal 2016. As of June 30, 2016, the unpaid principal balance of loans purchased or originated by the LASG ranged from $1 thousand to $12.0 million and, excluding secured loans to broker-dealers, have an average balance of $756 thousand. Included in the balance are non-real estate secured loans to broker-dealers, which have balances of $12.0 million each. The real estate loans were secured principally by retail, industrial, hospitality, multi-family and office properties in 36 states.

The following table shows the LASG loan portfolio stratified by book value as of June 30, 2016, excluding deferred fees and costs:

Range	Amount	Percent of Total
(Dollars in thousands)
$0 - $500	$58,644	12.69%
$500 - $1,000	74,481	16.12%
$1,000 - $2,000	105,202	22.77%
$2,000 - $3,000	54,915	11.89%
$3,000 - $4,000	37,313	8.08%
Greater than $4,000	131,487	28.45%
	$462,042	100.00%

The following tables show the LASG loan portfolio by location and type of collateral as of June 30, 2016, excluding deferred fees and costs:

Collateral Type	Amount	Percent of Total	State	Amount	Percent of Total
	(Dollars in thousands)			(Dollars in thousands)
Multifamily	$42,881	9.28%	CA	$65,591	14.20%
Office	37,809	8.18%	NY	69,300	15.00%
Hospitality	67,450	14.60%	NJ	32,586	7.05%
Retail	70,266	15.21%	FL	14,958	3.24%
Industrial	67,970	14.71%	AZ	17,858	3.86%
Securities	54,346	11.76%	IL	14,461	3.13%
Other real estate	37,084	8.03%	TX	19,349	4.19%
All other	84,236	18.23%	Non-real estate	74,164	16.05%
	$462,042	100.00%	All other	153,775	33.28%
				$462,042	100.00%

Loan Purchase Strategies. The LASG's loan purchasing strategy involves the acquisition of commercial loans, typically secured by real estate or other business assets located throughout the United States.

We acquire commercial loans typically at a discount to their unpaid principal balances. While we acquire loans on a nationwide basis, we seek to avoid significant concentration in any geographic region or in any one collateral type. We do not seek acquisition opportunities for which the primary collateral is land, construction, or one- to four-family residential property, although in a very limited number of cases, loans secured by such collateral may be included in a pool of otherwise desirable loans. Purchased loans are sourced on a nationwide basis from banks, insurance companies, investment funds and government agencies, either directly or indirectly through advisors.

We focus on servicing released, whole loan or lead participation transactions so that we can control the management of the portfolio through our experienced asset management professionals. Purchased loans can be acquired as a single relationship or combined with other borrowers in a larger pool. Loans are bid to a minimal acceptable yield to maturity based on the overall risk of the loan, including expected repayment terms and the underlying collateral value. Updated loan-to-value ratios and loan terms both influence the amount of discount the Bank requires in determining whether a loan meets the Bank's guidelines. We often achieve actual results in excess of our minimal acceptable yield to maturity when a loan is prepaid.

At June 30, 2016, purchased loans had an unpaid principal balance of $271.3 million and a book value of $239.7 million, representing discount across the portfolio of 11.6%.

The following table shows the purchased loan portfolio as of June 30, 2016 by original purchase price percentage:

Initial Investment as a % of
Unpaid Principal Balance	Amount	Percent of Total
	(Dollars in thousands)
0% - 60%	$4,355	1.82%
60% - 70%	4,065	1.70%
70% - 80%	21,412	8.93%
80% - 90%	62,959	26.26%
>90%	146,918	61.29%
	$239,709	100.00%

Secondary Market for Commercial Loans. Commercial whole loans are typically sold either directly by sellers or through loan sale advisors. Because a central database for commercial whole loan transactions does not exist, we attempt to compile our own statistics by both polling major loan sale advisors to obtain their aggregate trading volume and tracking the deal flow that we see directly via a proprietary database. This data reflects only a portion of the total market, as commercial whole loans that are sold in private direct sales or through other loan sale advisors are not included in our surveys. In recent years, the ratio of performing loans to total loans in the market has increased, in part, because sellers have worked through their most troubled, non-performing loans or are looking to minimize the discount they would receive in a secondary market transaction. While the 2008-2010 economic crisis led to a high level of trading volume, we also expect the market to remain active in times of economic prosperity, as sellers tend to have additional reserve capacity to sell their unwanted assets. Furthermore, we believe that the continued consolidation of the banking industry will create secondary market activity as acquirers often sell non-strategic borrowing relationships or assets that create excess loan concentrations.

Underwriting of Purchased Loans. We review many loan purchase opportunities and commence underwriting on a relatively small percentage of them. During fiscal 2016, we reviewed approximately 105 transactions representing loans with $799.8 million in unpaid principal balance. Of those transactions that we reviewed, we placed bids in 61 transactions representing loans with $255.7 million in unpaid principal balance. Ultimately, we closed 35 transactions in which we acquired $108.7 million in unpaid principal balance for an aggregate purchase price of $100.0 million, or 92.0% of the unpaid principal balance.

Purchased loans are underwritten by a team of in-house, seasoned analysts before being considered for approval. Prior to commencing underwriting, loans are analyzed for performance characteristics, loan terms, collateral quality, and price expectations. We also consider whether the loans would make our total purchased loan portfolio more or less diverse with respect to geography, loan type and collateral type. The opportunity is underwritten once it has been identified as fitting our investment parameters. While the extent of underwriting may vary based on investment size, procedures generally include the following:

•	A loan analyst reviews and analyzes the seller credit file and our own internal and third party research in order to assess credit risk.

•	With the assistance of local counsel, where appropriate, an in-house attorney makes a determination regarding the quality of loan documentation and enforceability of loan terms.

•

An in-house real estate specialist performs real estate collateral evaluations, which includes conducting original market research for trends and sale and lease comparables, and develops a valuation based on current data reflecting what we believe are recent trends.

•	An environmental assessment is performed on real estate collateral where appropriate.

•

A property inspection is generally performed on all real estate collateral securing a loan, focusing on several characteristics, including, among other things, the physical quality of the property, current occupancy, general quality and occupancy within the neighborhood, market position and nearby property listings.

•	An underwriting package containing the analysis and results is reviewed and submitted for approval by the LASG Credit Committee.

Collateral Valuation. The estimated value of the real property collateralizing the loan is determined by the LASG's in-house real estate group, which considers, among other factors, the type of property, its condition, location and its highest and best use in its marketplace. An inspection is conducted for the real property securing all loans bid upon. For loans that exceed a certain dollar threshold as prescribed in our credit policy, members of the LASG typically conduct an in-person site inspection.

We generally view cash flow from operations as the primary source of repayment on purchased loans. The LASG analyzes the current and likely future cash flows generated by the collateral to repay the loan. Also considered are minimum debt service coverage ratios, consisting of the ratio of net operating income to total principal and interest payments. Consideration of the debt service coverage ratio is critical to the pricing and rating of purchased and originated loans, and is analyzed carefully. For purchased loans, care is taken to ensure that, unless significantly offset by other factors in the credit, the purchase price results in an adjusted debt service coverage ratio that is within the Bank’s lending limits. Moreover, if the debt service coverage ratio based on the contractual payments, regardless of the Bank’s exposure, is significantly below 1.0x, then steps are taken to document alternative sources of repayment or develop a realistic plan to ensure continued performance of the loan.

Loan Pricing. In determining the amount that we are willing to bid to acquire individual loans or loan pools, the LASG considers the following:

●	Collateral securing the loan;

●	Geographic location;

●	Financial resources of the borrower or guarantors, if any;

●	Recourse nature of the loan;

●	Age and performance of the loan;

●	Length of time during which the loan has performed in accordance with its repayment term;

●	Yield expected to be earned; and

●	Servicing restrictions, if any.

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

Loan Originations. In addition to purchasing loans, the LASG also originates commercial loans on a nationwide basis. Capitalizing on our purchased loan infrastructure, the LASG is in a position to review and act quickly on a variety of lending opportunities. Risk management, approvals, underwriting and other due diligence for these loans is similar to that for purchased loans, other than the appraisal and documentation process, which mirrors the Community Banking Division’s practice of employing local attorneys and real estate appraisers to assist in the process. We believe that the LASG has an advantage in originating commercial loans because of its ability to utilize in-house staff to quickly and accurately screen loan opportunities and accelerate the underwriting process.

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

SBA Division

General. The SBA Division, launched in November 2014, originates loans to small businesses nationwide, most often through the SBA's 7(a) program, which provides a partial government guarantee. Our loans are typically secured by liens on business assets and mortgages on commercial properties, and also benefit from SBA guarantees. We seek to build a loan portfolio that is diverse with respect to geography, loan type and collateral type.

The following table summarizes the SBA Division loan portfolio as of June 30, 2016:

SBA Division
(Dollars in thousands)
Non-owner occupied commercial real estate	$5,639
Owner occupied commercial real estate	14,414
Commercial and industrial	6,242
1-4 family residential	133
Total	$26,428

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

In addition to the loans held in the SBA Division loan portfolio, as of June 30, 2016, $1.1 million in the loans held for sale portfolio were attributable to the SBA Division, consisting of the guaranteed portion of the SBA Division loans that we expect to sell in the secondary market.

Secondary Market for SBA Guarantees. We typically sell the SBA-guaranteed portion of our variable-rate originations (generally 75% of the principal balance) at a premium in the secondary market. We generally retain a 25% unguaranteed interest and the accompanying servicing rights to the entire loan. We hold most fixed-rate SBA loan originations in portfolio.

Underwriting of SBA Division Loans. Our loan policies and procedures establish guidelines governing our SBA lending program. Generally, these guidelines address the types of loans that we seek, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. Our policies are reviewed and approved at least annually by our Board of Directors to ensure that we are following SBA underwriting guidelines.

Loan Servicing. We conduct all loan servicing for SBA Division loans with an in-house team of experienced asset managers who actively manage the loan portfolio. Asset managers initiate and maintain regular borrower contact, and ensure that the loan credit analysis is accurate. Collateral valuations, property inspections, and other collateral characteristics are updated periodically as a result of our ongoing in-house real estate analysis. All asset management activity and analysis is contained within a central database.

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

Sources of Funds

Deposits have traditionally been the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank obtains funds from the amortization and prepayment of loans and mortgage-backed securities, the sale, call or maturity of investment securities, advances from the Federal Home Loan Bank of Boston (the "FHLBB"), other term borrowings and cash flows generated by operations.

Deposits

We offer a full line of deposit products to customers in western and south-central Maine through our ten-branch network. Our deposit products consist of demand deposit, NOW, money market, savings and certificate of deposit accounts. Our customers access their funds through ATMs, MasterCard® Debit Cards, Automated Clearing House funds (electronic transfers) and checks. We also offer telephone banking, online banking and bill payment, mobile banking and remote deposit capture services. Interest rates on our deposits are based upon factors that include prevailing loan demand, deposit maturities, alternative costs of funds, interest rates offered by competing financial institutions and other financial service firms, and general economic conditions. At June 30, 2016, we had core deposits of $800.4 million, representing 100% of total deposits. We define core deposits as non-maturity deposits and non-brokered insured time deposits.

Our online deposit program, ableBanking, provides an additional channel through which to obtain core deposits to support our growth. ableBanking, which was launched in late fiscal 2012 as a division of Northeast Bank, had $142.6 million in money market and time deposits as of June 30, 2016. We also use deposit listing services to gather deposits from time to time, in support of our liquidity and asset/liability management objectives. At June 30, 2016, listing service deposits totaled $196.6 million, bearing a weighted average remaining term of 0.81 years.

Borrowings

While we currently consider core deposits (defined as non-maturity deposits and non-brokered insured time deposits) as our primary source of funding to support asset growth, advances from the FHLBB and other sources of wholesale funding remain an important part of our liquidity contingency planning. Northeast Bank may borrow up to 50% of its total assets from the FHLBB, and borrowings are typically collateralized by mortgage loans and securities pledged to the FHLBB. At June 30, 2016, we had $16.8 million of available borrowing capacity based on collateral. Northeast Bank can also borrow from the Federal Reserve Bank of Boston, with any such borrowing collateralized by consumer loans pledged to the Federal Reserve.

For the foreseeable future, we expect to rely less on borrowings than other banks of similar size, because of our regulatory commitment to fund 100% of our loans with core deposits, although the availability of FHLBB and Federal Reserve Bank of Boston advances and other sources of wholesale funding remain an important part of our liquidity contingency planning.

Employees

As of June 30, 2016, the Company employed 183 full-time and 20 part-time employees. The Company's employees are not represented by any collective bargaining unit. The Company believes that its relations with its employees are good.

Other Subsidiaries

As of June 30, 2016, the Bank had five wholly-owned non-bank subsidiaries:

•

Northeast Bank Insurance Group, Inc. ("NBIG"). The insurance agency assets of NBIG were sold on September 1, 2011. The entity currently holds the real estate formerly used in its insurance agency business.

•	200 Elm Realty, LLC, which was established to hold commercial real estate acquired as a result of loan workouts.

•	500 Pine Realty, LLC, which was established to hold residential real estate acquired as a result of loan workouts.

•	17 Dogwood Realty, LLC, which was established to hold commercial real estate acquired as a result of loan workouts.

•	Portland, Inc., which was established to employ a business development officer to solicit SBA loans in New Jersey.

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

Bank Holding Company Regulation

Unless a bank holding company becomes a financial holding company under the BHCA, as amended by the Gramm-Leach-Bliley Act ("GLBA") as discussed below, the BHCA generally prohibits a bank holding company from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks or other activities permitted under the BHCA and from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or a bank holding company. However, subject to complying with applicable prior notice or approval requirements under the BHCA, a bank holding company may engage in, and may own shares of companies engaged in certain activities, that the Federal Reserve had determined as of November 11, 1999 to be so closely related to banking or managing and controlling banks so as to be incident thereto. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before it may merge with another bank holding company, acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of a bank or bank holding company, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of any class of voting securities of such bank or bank holding company.

GLBA amended the BHCA to permit bank holding companies that qualify, and have elected to be treated as financial holding companies, to engage in financial activities and acquire interests in companies engaged in financial activities. “Financial activities” is broadly defined to include not only banking, insurance and securities underwriting activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), however, a bank holding company and its affiliates are prohibited from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances. In order to engage in financial activities under GLBA, a bank holding company must qualify as and make an effective election to be a "financial holding company." To qualify as a financial holding company, a bank holding company and each of its depository institution subsidiaries must be "well capitalized" and "well managed." A financial holding company may not commence any additional financial activity not permissible for all bank holding companies or acquire a company engaged in any financial activity that is not permissible for all bank holding companies if any depository institution subsidiary of the company has received on its most recent examination under the Community Reinvestment Act of 1977 ("CRA") a rating less than "satisfactory." A bank holding company that elects to be treated as a financial holding company may face significant consequences if it or any of its insured depository institution subsidiaries fail to maintain the required capital and management qualifications, including entering into an agreement with the Federal Reserve which imposes limitations on its operations and may even require divestitures. Although the Company believes that it meets the qualifications to become a financial holding company under GLBA, it has not elected "financial holding company" status, but rather to retain its pre-GLBA bank holding company regulatory status for the present time.

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

It is the policy of the Federal Reserve that a bank holding company should eliminate, defer or significantly reduce dividends if the organization’s net income available to shareholders for the past four quarters is not sufficient to fully fund the dividends, the prospective rate of earnings retention is not consistent with the organization’s capital needs, asset quality and overall financial condition, or the bank holding company will not meet or is in danger of not meeting its minimum regulatory capital adequacy ratios. The Federal Reserve has the authority to prohibit a bank holding company, such as the Company, from paying dividends if it deems such payment to be an unsafe or unsound practice.

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

Certain Transactions by Bank Holding Companies with their Affiliates

There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in "covered transactions" with their insured depository institution subsidiaries. In general, an “affiliate” of an insured depository institution includes the depository institution’s parent holding company and any subsidiary of the parent holding company. However, an “affiliate” does not generally include an operating subsidiary of an insured depository institution. The Dodd-Frank Act amended the definition of affiliate to include any investment fund for which the depository institution or one of its affiliates is an investment adviser. An insured depository institution (and its subsidiaries) may not lend money to, or engage in other covered transactions with, its non-depository institution affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction, exceeds the following limits: (a) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (b) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, "covered transactions" are defined by statute to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Certain covered transactions are also subject to collateral security requirements. Covered transactions as well as other types of transactions between a bank and a bank holding company must be on market terms, which means that the transaction must be conducted on terms and under circumstances that are substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with or involving nonaffiliates or, in the absence of comparable transactions, that in good faith would be offered to or would apply to nonaffiliates. Moreover, Section 106 of the Bank Holding Company Act Amendments of 1970 provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

Regulation of the Bank

As a Maine-chartered bank, the Bank is subject to the supervision of and regulation by the Bureau and the FDIC, as the Bank's insurer of deposits. This supervision and regulation is for the protection of depositors, the FDIC's Deposit Insurance Fund ("DIF"), and consumers, and is not for the protection of the Company's shareholders. The prior approval of the Bureau and the FDIC is required, among other things, for the Bank to establish or relocate a branch office, assume deposits, or engage in any merger, consolidation, purchase or sale of all or substantially all of the assets of any bank. The Federal Reserve may directly examine the subsidiaries of the Company, including the Bank. However, the BHCA requires that the Federal Reserve provide notice to and consult with the federal bank supervisory agencies and other functional regulatory agencies before commencing an examination of a depository institution or a functionally regulated subsidiary and, to the fullest extent possible, avoid duplication of examination activities, reporting requirements and requests for information.

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

The capital adequacy rules define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain. Common equity Tier 1 capital for banks and bank holding companies consists of common shareholders’ equity and related surplus. Tier 1 capital for banks and bank holding companies generally consists of the sum of common shareholders' equity, non-cumulative perpetual preferred stock, and related surplus and, in certain cases and subject to limitations, minority interest in consolidated subsidiaries, less goodwill, other non-qualifying intangible assets and certain other deductions. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, cumulative perpetual preferred stock, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, allowances for loan losses. The sum of Tier 1 and Tier 2 capital less certain required deductions represents qualifying total capital.

Prior to the effectiveness of certain provisions of the Dodd-Frank Act, bank holding companies were permitted to include trust preferred securities and cumulative perpetual preferred stock in Tier 1 capital, subject to limitations. However, the FRB's capital rule applicable to bank holding companies permanently grandfathers nonqualifying capital instruments, including trust preferred securities, issued before May 19, 2010 by depository institution holding companies with less than $15 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier 1 capital. In addition, under rules that became effective January 1, 2016, accumulated other comprehensive income (positive or negative) must be reflected in Tier 1 capital; however, the Company was permitted to make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. In March 2016, the Company made a one time, permanent election to continue to exclude accumulated other comprehensive income from capital.

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

Under rules effective January 1, 2015, a bank holding company, such as the Company, is considered "well capitalized" if the bank holding company (i) has a total capital ratio of at least 10%, (ii) has a Tier 1 risk-based capital ratio of at least 6%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. In addition, the FDIC has amended its prompt corrective action rules to reflect the revisions made by the revised capital rules described above. Under the FDIC's revised rules, which became effective January 1, 2015, an insured state nonmember bank is considered "well capitalized" if it (i) has a total capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) a common Tier 1 equity ratio of 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

The Company and the Bank are considered "well capitalized" under all regulatory definitions.

Generally, a bank, upon being notified that it is not adequately capitalized (i.e., that it is "undercapitalized"), becomes subject to the prompt corrective action provisions of Section 38 of the Federal Deposit Insurance Act (the “FDIA”) that, for example, (i) restrict payment of capital distributions and management fees, (ii) require that the Federal Reserve monitor the condition of the institution and its efforts to restore its capital, (iii) require submission of a capital restoration plan, (iv) restrict the growth of the institution's assets and (v) require prior regulatory approval of certain expansion proposals. A bank that is required to submit a capital restoration plan must concurrently submit a performance guarantee by each company that controls the bank. A bank that is "critically undercapitalized" (i.e., has a ratio of tangible equity to total assets that is equal to or less than 2.0%) will be subject to further restrictions, and generally will be placed in conservatorship or receivership within 90 days.

Deposit Insurance. Deposits in the Bank are insured by the FDIC to the maximum extent permitted by law. Pursuant to the Dodd-Frank Act, FDIC deposit insurance has been permanently increased from $100,000 to $250,000 per depositor for deposits maintained by the depositor in the same right and capacity. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's capital level and supervisory rating ("CAMELS rating"). CAMELS ratings reflect the applicable bank regulatory agency to applicable limits by the DIF and are subject to deposit, management, earnings, liquidity and sensitivity to risk. Assessment rates may also vary for certain institutions based on long term debt issuer ratings, secured or brokered deposits. Pursuant to the Dodd-Frank Act, deposit premiums are based on assets rather than insurable deposits. To determine its actual insurance premiums, the Bank computes the base amount on its average consolidated assets less its average tangible equity (defined as the amount of Tier 1 capital) and its applicable assessment rate. After adjustments, assessment rates range from 2.5 to 9 basis points on the broader assessment base for banks in the lowest risk category up to 30 to 45 basis points for banks in the highest risk category.

The Dodd-Frank Act required the FDIC to take action to increase the minimum DIF reserve ratio, the ratio of the fund balance to estimated insured deposits, from 1.15% to 1.35% by September 30, 2020. Further, the Dodd-Frank Act required that, in setting assessments, the FDIC offset the effect of the increase in the minimum reserve ratio from 1.15% to 1.35% on banks with less than $10 billion in assets.

To satisfy these requirements, on March 15, 2016, the FDIC’s Board of Directors approved a final rule to increase the DIF’s reserve ratio to the statutorily required minimum ratio of 1.35% of estimated insured deposits. The final rule imposes on large banks a surcharge of 4.5 basis points of their assessment base, after making certain adjustments. Large banks will pay quarterly surcharges in addition to their regular risk-based assessments. Overall regular risk-based assessment rates will decline once the reserve ratio reaches 1.15%.

If the reserve ratio reaches 1.15% before July 1, 2016, surcharges will begin July 1. If the reserve ratio has not reached 1.15% by July 1, 2016, surcharges will begin the first quarter after the reserve ratio reaches 1.15%. The surcharges will continue through the quarter in which the reserve ratio first meets or exceeds 1.35%, but not past the fourth quarter of 2018. If the reserve ratio has not reached 1.35% by the end of 2018, a shortfall assessment will be imposed on large banks to close the gap.

Small banks will receive credits to offset the portion of their assessments that help to raise the reserve ratio from 1.15% to 1.35%. After the reserve ratio reaches 1.38%, the FDIC will automatically apply a small bank’s credits to reduce its regular assessment up to the entire amount of the assessment.

In addition, on April 26, 2016, the FDIC’s Board of Directors adopted a final rule that amends the way insurance assessment rates are calculated for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years. The rule updates the data and methodology that the FDIC uses to determine risk-based assessment rates for these institutions with the intent of better reflecting risks and ensuring that banks that take on greater risks pay more for deposit insurance than their less risky counterparts. The rule revises the financial ratios method used to determine assessment rates for these banks so that it is based on a statistical model that estimates the probability of failure over three years. The rule eliminates risk categories for established small banks and uses the financial ratios method for all such banks (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating). Under the small bank pricing rule, beginning the first assessment period after June 30, 2016, where the DIF’s reserve ratio has reached 1.15%, assessments for established small banks with a CAMELS rating of 1 or 2 will range from 1.5 to 16 basis points, after adjustments, while assessment rates for established small institutions with a CAMELS composite rating of 4 or 5 may range from 11 to 30 basis points, after adjustments. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Safety and Soundness Standard. The FDIA requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the federal banking agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the "prompt corrective action" provisions of FDIA. See "Regulatory Capital Requirements" above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

Activities and Investments of Insured State Banks

The powers of a Maine-chartered bank, such as the Bank, include provisions designed to provide Maine banks with competitive equity to the powers of national banks. In general, the FDIA prohibits a state insured bank from directly or indirectly engaging as a principal in any activity that is not permissible for a national bank and from making any equity investment of a type that is not permissible for a national bank. However, GLBA amended the FDIA to authorize state banks to establish financial subsidiaries that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. This provision permits state banks, to the extent permitted under state law, to engage in certain financial activities which are permissible for subsidiaries of a financial holding company. Because Maine law explicitly permits banks chartered by the state to engage in all activities permissible for federally-chartered banks, the Bank is permitted to form subsidiaries to engage in the activities authorized by GLBA for financial subsidiaries of state banks. In order to form a financial subsidiary, a state bank must be well managed, the state bank and all of its insured depository institution affiliates must be well-capitalized, and the state bank must comply with certain capital deduction, risk management and affiliate transaction rules. A state bank may not commence new activities that may only be conducted through a financial subsidiary or directly or indirectly acquire a company engaged in such activities if the bank or any of its affiliates received a CRA rating of less than “satisfactory” in its most recent CRA examination.

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

Privacy and Customer Information Security

GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the Bank must provide its customers with an annual disclosure that explains its policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required or permitted by law, the Bank is prohibited from disclosing such information except as provided in such policies and procedures. However, as a result of amendments made by the Fixing America’s Surface Transportation Act, a financial institution is not required to send an annual privacy notice if the institution only discloses nonpublic personal information in accordance with certain exceptions from the GLBA that do not require an opt-out to be provided and if the institution has not changed its policies and practices since the most recent privacy disclosure provided to consumers. GLBA also requires that the Bank develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Bank is also required to send a notice to customers whose "sensitive information" has been compromised if unauthorized use of this information has occurred or is "reasonably possible." Most states, including Maine, have enacted legislation concerning breaches of data security and the duties of the Bank in response to a data breach. Congress continues to consider federal legislation that would require consumer notice of data security breaches. Pursuant to the FACT Act, the Bank must also develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

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

Community Reinvestment Act

Pursuant to the CRA, regulatory authorities review the performance of the Bank in meeting the credit needs of the communities it serves. The applicable regulatory authorities consider compliance with this law in connection with the applications for, among other things, approval for de novo branches, branch relocations and acquisitions of banks and bank holding companies. The Bank received a "satisfactory" rating at its CRA examination dated September 1, 2016, its most recent exam.

Failure of an institution to receive at least a "satisfactory" rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities permitted for a financial holding company under GLBA, and acquisitions of other financial institutions. The FDIC must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low- and moderate-income neighborhoods. Current CRA regulations for large banks primarily rely on objective criteria of the performance of institutions under three key assessment tests: a lending test, a service test and an investment test. For smaller banks, current CRA regulations primarily evaluate the performance of institutions under two key assessment tests: a lending test and, in addition, for intermediate small banks, a community development test. The Company is committed to meeting the existing or anticipated credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking operations.

Branching and Acquisitions

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended ("Riegle-Neal") and the Dodd-Frank Act permit well capitalized and well managed bank holding companies, as determined by the Federal Reserve, to acquire banks in any state subject to certain concentration limits and other conditions. Riegle-Neal also generally authorizes the interstate merger of banks. In addition, among other things, Riegle-Neal and the Dodd-Frank Act permit banks to establish new branches on an interstate basis to the same extent a bank chartered by the host state may establish branches. Bank holding companies are required to obtain prior Federal Reserve approval to directly or indirectly acquire more than 5% of a class of voting securities, or substantially all of the assets, of a bank holding company, bank or savings association.

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

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by the U.S. Treasury Department’s Office of Foreign Assets Control ("OFAC"), take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on "U.S. persons" engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons); and (iii) restrictions on transactions with or involving certain persons or entities. Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of Boston (the "FHLBB"), which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations based on year-end call report data and up to 4.5% of its advances (borrowings) from the FHLBB. The Bank was in compliance with this requirement with an investment in FHLBB stock as of June 30, 2016 of $2.4 million. The Bank receives dividends on its FHLBB stock. The FHLBB has recently declared dividends equal to an annual yield of approximately the daily average three-month LIBOR yield for the quarter for which the dividend has been declared. Dividend income on FHLBB stock of $113 thousand was recorded during the most recent fiscal year.

Any advances from the FHLBB must be secured by specified types of collateral, and long-term advances may be used for the purpose of providing funds for residential housing finance, commercial lending and to purchase investments. Long term advances may also be used to help manage interest rate risk for asset and liability management purposes. As of June 30, 2016, the Bank had $30.1 million in outstanding FHLBB advances.

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

In conjunction with the regulatory approvals received for the merger with FHB Formation LLC, we committed to maintain a Tier 1 leverage ratio of at least 10%, maintain a total capital ratio of at least 15%, fund 100% of our loans with core deposits, limit purchased loans to 40% of total loans and hold non-owner occupied commercial real estate loans to within 300% of total capital. Core deposits, for purposes of this commitment, are defined as non-brokered non-maturity deposits and non-brokered insured time deposits. At June 30, 2016, the ratio of our purchased loans to total loans was 34.3%. Our continued ability to purchase loans will be dependent on our ability to maintain the growth of our originated loan portfolio. To the extent that our ability to originate loans is constrained by market forces or for any other reason, our ability to execute our loan acquisition strategy would be similarly constrained.

A significant portion of loans held in our loan portfolio were originated by third parties, and such loans may not have been subject to the same level of due diligence that Northeast Bank would have conducted had it originated the loans.

At June 30, 2016, 34.3% of the loans held in our loan portfolio were originated by third parties, and therefore may not have been subject to the same level of due diligence that Northeast Bank would have conducted had it originated the loans. Although the LASG conducts a comprehensive review of all loans that it purchases, loans originated by third parties may lack current financial information and may have incomplete legal documentation and outdated appraisals. As a result, the LASG may not have information with respect to an acquired loan which, if known at the time of acquisition, would have caused it to reduce its bid price or not bid for the loan at all. This may adversely affect our yield on loans or cause us to increase our provision for loan losses.

Our experience with loans held in our loan portfolio that were originated by third parties is limited.

At June 30, 2016, the 34.3% of the loans held in our loan portfolio that were originated by third parties had been held by us for approximately 1.8 years, calculated on a weighted average basis. Consequently, we have had only a relatively short period of time to evaluate the performance of those loans and the price at which we purchased them. Further experience with these loans may provide us with information that could cause us to increase our provision for loan losses.

Our loan portfolio includes commercial real estate and commercial and industrial loans, which are generally riskier than other types of loans.

At June 30, 2016, our commercial real estate mortgage and commercial and industrial loan portfolios comprised 82.7% of total loans. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. These loans, and purchased loans in particular, may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions and prevailing interest rates. Repayment of these loans is generally more dependent on the economy and the successful operation of a business. Because of the risks associated with commercial loans, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.

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

In the course of business, we may acquire, through foreclosure, properties securing loans we have originated or purchased that are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, we might be required to remove these substances from the affected properties at our sole cost and expense or we may be held liable to a government entity or to third parties for property damage, personal injury, investigation and cleanup costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. If we become subject to significant environmental liabilities, our business, financial condition and results of operations could be adversely affected.

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

We are subject to liquidity risk.

Liquidity is the ability to meet cash flow needs on a timely basis by converting assets into cash or cash equivalents and by increasing liabilities at a reasonable cost. Liquidity sources include the amount of unencumbered or “free” investment portfolio securities that the Bank owns, borrowings, cash flow from loan and investment principal payments and pre-payments and residential mortgage loan sales. Our liquidity is used principally to originate or purchase loans, to repay deposit liabilities and other liabilities when they come due, and to fund operating costs. The Company also requires funds for dividends to shareholders, repurchases of shares, and for general corporate purposes. Customer demand for non-maturity deposits can be difficult to predict. Changes in market interest rates, increased competition within our markets, and other factors may make deposit gathering more difficult. Disruptions in the capital markets or interest rate changes may make the terms of wholesale funding sources—which include Federal Home Loan Bank advances, the Federal Reserve's Borrower-in-Custody program, securities sold under repurchase agreements, federal funds purchased and brokered certificates of deposit—less favorable and may make it difficult to sell securities when needed to provide additional liquidity. As a result, there is a risk that the cost of funding will increase or that we will not have sufficient funds to meet our obligations when they come due.

We are subject to security and operational risks relating to our use of technology.

Communication and information systems are critical to the conduct of our business because we use these systems to manage our customer relationships and process accounting and financial reporting information. Although we have established policies and procedures to prevent or limit the impact of system failures, interruptions and security breaches of these systems, including cyber security breaches, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, any compromise of our security systems could prevent customers from using our website and our online banking services, both of which involve the transmission of confidential information. Although we rely on security and processing systems to provide the security and authentication necessary to securely transmit data, these precautions may not protect our systems from compromises or breaches of security. Information security risks have increased significantly due to the use of online, telephone and mobile banking channels by clients and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in the loss of business, subject us to increased regulatory scrutiny or expose us to civil litigation and possible financial liability, including the costs of customer notification and remediation efforts. Any of these occurrences could have an adverse effect on our financial condition and results of operations.

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

We are dependent on our reputation within our market area, as a trusted and responsible financial company, for all aspects of our relationships with customers, employees, vendors, third-party service providers, and others, with whom we conduct business or potential future business. Our ability to attract and retain customers and employees could be adversely affected if our reputation is damaged. Our actual or perceived failure to address various issues, including our ability to (a) identify and address potential conflicts of interest, ethical issues, money-laundering, or privacy issues; (b) meet legal and regulatory requirements applicable to the Bank and to the Company; (c) maintain the privacy of customer and accompanying personal information; (d) maintain adequate record keeping; (e) engage in proper sales and trading practices; and (f) identify the legal, reputational, credit, liquidity and market risks inherent in our products, could give rise to reputational risk that could cause harm to us and our business prospects. These issues also include, but are not limited to, legal and regulatory requirements; properly maintaining customer and employee personal information; record keeping; money-laundering; sales and trading practices; ethical issues; appropriately addressing potential conflicts of interest; and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions and legal risks, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses.

Internal controls may fail or be circumvented.

Effective controls over financial reporting are necessary to help ensure reliable financial reporting and prevent fraud. Management is responsible for maintaining an effective system of internal control and assessing system effectiveness Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the system of internal control could have an adverse effect on our business, profitability, and financial condition, and could further result in regulatory actions and loss of investor confidence.

Difficult economic conditions, both in the Community Banking Division's market area and more generally, could adversely affect our financial condition and results of operations.

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where we operate and in the United States as a whole. Our Community Banking Division primarily serves individuals and businesses located in western and south-central Maine. As a result, a significant portion of our earnings are closely tied to the economy of Maine. In addition, our loan portfolio includes commercial loans acquired or originated by the LASG and the SBA Division that are secured by assets located nationwide. Deterioration in the economic conditions of the Community Banking Division's market area in Maine, and deterioration of the economy nationally could result in the following consequences:

●	Loan delinquencies may increase;

●	Problem assets and foreclosures may increase;

●	Demand for our products and services may decline;

●	Collateral for our loans may decline in value, in turn reducing a customer's borrowing power and reducing the value of collateral securing a loan; and

●	The net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Our future growth, if any, may require us to raise additional capital, but that capital may not be available when we need it.

As a bank, we are required by regulatory authorities to maintain adequate levels of capital to support our operations. In addition, in conjunction with the regulatory approvals received for the merger with FHB Formation LLC, we committed to maintain a Tier 1 leverage ratio of at least 10% and a total capital ratio of at least 15%. We may need to raise additional capital to support our operations or our growth, if any. Our ability to raise additional capital will depend, in part, on conditions in the capital markets and our financial performance at that time. Accordingly, we may be unable to raise additional capital, if and when needed, on acceptable terms, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, investors' interests could be diluted. Our failure to meet any applicable regulatory guideline related to our lending activities or any capital requirement otherwise imposed upon us or to satisfy any other regulatory requirement could subject us to certain activity restrictions or to a variety of enforcement remedies available to the regulatory authorities, including limitations on our ability to pay dividends or pursue acquisitions, the issuance by regulatory authorities of a capital directive to increase capital and the termination of deposit insurance by the FDIC.

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

Our future growth and success will depend on our ability to continue to compete effectively in the Community Banking Division's market area, and in the markets in which the LASG, the SBA Division, and ableBanking operate. We face aggressive competition from other domestic and foreign lending institutions and from numerous other providers of financial services. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. This may significantly change the competitive environment in which we conduct our business. Some of our competitors have significantly greater financial resources, lending limits, and/or face fewer regulatory constraints and offer certain services that we do not or cannot provide. As a result of these various sources of competition, we could lose business to competitors or could be forced to price products and services on less advantageous terms to retain or attract clients, either of which would adversely affect its profitability.

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

The FDIC insures deposits at FDIC-insured depository institutions, such as Northeast Bank, up to applicable limits. As a result of recent economic conditions and the enactment of the Dodd-Frank Act, the FDIC has increased deposit insurance assessment rates. If these increases are insufficient for the deposit insurance fund of the FDIC to meet its funding requirements, there may need to be further special assessments or increases in deposit insurance premiums. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there is additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect results of operations, including by reducing our profitability or limiting our ability to pursue certain business opportunities.

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

The performance of our common stock has been and may continue to be affected by many factors, including volatility in the credit, mortgage and housing markets, and the markets with respect to financial institutions generally. Government action and changes in government regulations may affect the value of our common stock. More general market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or interest rate changes could also cause the value of our common stock to decrease regardless of our operating results.

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

If we defer payments of interest on our outstanding junior subordinated debt securities or if certain defaults relating to those debt securities or our outstanding subordinated notes occur, we will be prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.

As of June 30, 2016, we had outstanding $16.5 million in aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by affiliates of ours that are statutory business trusts. We have also guaranteed those trust preferred securities. The indenture under which the junior subordinated debt securities were issued, together with the guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock at any time when (i) there shall have occurred and be continuing an event of default under the indenture; (ii) we are in default with respect to payment of any obligations under the guarantee; or (iii) we have elected to defer payment of interest on the junior subordinated debt securities. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities from time to time for up to five years.

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

As a result of these provisions, if we were to elect to defer payments of interest on the junior subordinated debt securities, or if any of the other events described in clause (i) or (ii) of the first paragraph of this risk factor were to occur, we would be prohibited from declaring or paying any dividends on our capital stock, from redeeming, repurchasing or otherwise acquiring any of our capital stock, and from making any payments to holders of our capital stock in the event of our liquidation, which would likely have a material adverse effect on the market value of our common stock.

As of June 30, 2016, we had outstanding $15.05 million in aggregate principal amount of 6.75% fixed-to-floating subordinated notes due 2026. If we were to be in default with respect to payment of any obligation under the notes, we would be prohibited from declaring or paying any dividends. We would also be prohibited from paying any distributions on, redeeming, purchasing, acquiring, or making a liquidation payment with respect to any of the Company’s capital stock, which would likely have a material adverse effect on the market value of our common stock.

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

Item 1B. Unresolved Staff Comments

 None.

Item 2. Properties

At June 30, 2016, the Company conducted its business from its headquarters in Lewiston, Maine, an office in Boston, Massachusetts, and an office in Portland, Maine. The Company also conducts business from its ten full-service bank branches and six loan production offices located in western and south-central Maine and southern New Hampshire. The Company believes that all of its facilities are well maintained and suitable for the purpose for which they are used.

In addition to its Lewiston, Maine, Boston, Massachusetts and Portland, Maine offices, the Company leases eleven of its other locations. For information regarding the Company's lease commitments, please refer to "Lease Obligations" under Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a) The Company's voting common stock currently trades on the NASDAQ under the symbol "NBN." There is no established public trading market for the Company's non-voting common stock. As of the close of business on September 2, 2016, there were approximately 419 registered shareholders of record.

The following table sets forth the high and low closing sale prices of the Company's voting common stock, as reported on NASDAQ, and quarterly dividends paid on the Company's voting and non-voting common stock during the periods indicated:

Fiscal year ended June 30, 2016	High	Low	Dividend Paid
Jul 1 – Sep 30	$11.02	$9.82	$0.01
Oct 1 – Dec 31	11.02	9.91	0.01
Jan 1 – Mar 31	11.00	9.56	0.01
Apr 1 – Jun 30	11.72	10.31	0.01

Fiscal year ended June 30, 2015	High	Low	Dividend Paid
Jul 1 – Sep 30	$9.60	$9.19	$0.01
Oct 1 – Dec 31	9.68	8.79	0.01
Jan 1 – Mar 31	9.73	8.92	0.01
Apr 1 – Jun 30	10.25	9.14	0.01

On September 2, 2016, the last reported sale price of the Company's voting common stock, as reported on NASDAQ was $11.42. Holders of the Company's voting and non-voting common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available. The amount and timing of future dividends payable on the Company's voting and non-voting common stock will depend on, among other things, the financial condition of the Company, regulatory considerations, and other factors. The Company is a legal entity separate from the Bank, but its revenues are derived primarily from the Bank. Accordingly, the ability of the Company to pay cash dividends on its stock in the future generally will be dependent upon the earnings of the Bank and the Bank's ability to pay dividends to the Company. The payment of dividends by the Bank will depend on a number of factors, including capital requirements, regulatory limitations, the Bank's results of operations and financial condition, tax considerations, and general economic conditions. National banking laws regulate and restrict the ability of the Bank to pay dividends to the Company. See "Item 1. Business—Supervision and Regulation."

Information regarding securities authorized for issuance under our equity compensation plans will be included in the Proxy Statement relating to our 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

(b) Not applicable.

(c) On April 30, 2015, the Board of Directors voted to amend the Company’s existing stock repurchase program to authorize the Company to purchase an additional 500,000 shares of its common stock, representing 5.1% of the Company’s outstanding common shares or approximately $4.7 million based on the Company’s closing stock price on April 29, 2015. The amended stock repurchase program will expire on April 30, 2017.

On February 25, 2016, the Board of Directors voted to further amend the Company’s existing stock repurchase program subject to regulatory approval, which was received on March 2, 2016. The approved amendment, which was effective March 2, 2016, increased the existing stock repurchase program by an additional 600,000 shares of the Company’s common stock, representing 6.3% of the Company’s outstanding common shares or approximately $6.3 million based on the Company’s closing stock price on March 2, 2016. The amended stock repurchase program will expire on March 2, 2018.

The following table sets forth information with respect to purchases made by us of our common stock during the fourth quarter of fiscal year ended June 30, 2016:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Per share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
Apr. 1 –Apr. 30	11,800	$10.78	1,323,162	646,838
May 1 –May 31	1,600	11.14	1,324,762	645,238
Jun. 1 –Jun. 30	-	-	1,324,762	645,238	(2)

(1)	Based on trade date, not settlement date
(2)	On August 22, 2016, the Company purchased 645,238 shares at a price of $10.75 per share.

Item 6.	Selected Financial Data

The following table sets forth our selected financial and operating data on a historical basis. The data set forth below does not purport to be complete. It should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Company’s Consolidated Financial Statements and related notes, appearing elsewhere herein.

	Twelve Months Ended June 30, 2016	Twelve Months Ended June 30, 2015	Twelve Months Ended June 30, 2014	Twelve Months Ended June 30, 2013	Twelve Months Ended June 30, 2012
	(Dollars in thousands, except per share data)
Selected operations data:

Interest and dividend income	$47,235	$44,588	$38,371	$36,543	$27,014
Interest expense	7,855	7,220	6,653	6,596	6,317
Net interest income	39,380	37,368	31,718	29,947	20,697
Provision for loan losses	1,618	717	531	1,122	946
Noninterest income	7,773	7,089	4,869	8,514	5,782
Net securities gains	-	-	-	792	1,111
Noninterest expense	33,812	32,604	31,777	31,955	25,680
Income before income taxes	11,723	11,136	4,279	6,176	964
Income tax expense	4,104	3,995	1,579	1,881	102
Net income from continuing operations	7,619	7,141	2,700	4,295	862
Net (loss) income from discontinued operations	-	-	(8)	125	1,301
Net income	$7,619	$7,141	$2,692	$4,420	$2,163
Consolidated per share data:
Earnings:
Basic:
Continuing operations	$0.80	$0.72	$0.26	$0.38	$0.11
Discontinued operations	0.00	0.00	0.00	0.01	0.30
Net income	$0.80	$0.72	$0.26	$0.39	$0.41
Diluted:
Continuing operations	$0.80	$0.72	$0.26	$0.38	$0.11
Discontinued operations	0.00	0.00	0.00	0.01	0.30
Net income	$0.80	$0.72	$0.26	$0.39	$0.41
Cash dividends	$0.04	$0.04	$0.28	$0.36	$0.36
Book value	12.51	11.77	11.05	10.89	11.07

Selected balance sheet data:

Total assets	$986,153	$850,718	$761,931	$670,639	$669,196
Loans	692,436	612,137	516,416	435,376	356,254
Deposits	800,432	674,759	574,329	484,623	422,188
Borrowings and capital lease obligations	54,534	52,568	66,005	64,069	120,859
Total shareholders’ equity	116,591	112,727	112,066	113,802	119,139

Other ratios:
Return on average assets	0.85%	0.89%	0.37%	0.64%	0.36%
Return on average equity	6.66%	6.35%	2.39%	3.79%	3.03%
Efficiency ratio	71.71%	73.34%	86.85%	81.41%	93.08%
Average equity to average total assets	12.71%	14.00%	15.38%	16.93%	11.90%
Common dividend payout ratio	5.00%	5.56%	107.6%	92.25%	71.26%
Tier 1 leverage capital ratio	13.27%	14.49%	15.90%	17.78%	19.91%
Total capital ratio	20.39%	20.14%	23.69%	27.54%	33.34%

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Northeast Bancorp is a Maine corporation and a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956. The Company also is a registered Maine financial institution holding company, and is subject to regulation by both the Maine Bureau of Financial Institutions and the Federal Reserve. The Company's principal asset is the capital stock of Northeast Bank, a Maine state-chartered universal bank, which is regulated by the FDIC and the Bureau. The Company's results of operations are primarily dependent on the results of the operations of the Bank.

The Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, presents a review of the consolidated operating results of the Company for the fiscal year ended June 30, 2016 ("fiscal 2016") and the fiscal year ended June 30, 2015 ("fiscal 2015"). This discussion and analysis is intended to assist you in understanding the results of our operations and financial condition. You should read this discussion together with your review of the Company's Consolidated Financial Statements and related notes and other statistical information included in this report. Certain amounts in the periods prior to fiscal 2016 have been reclassified to conform to the fiscal 2016 presentation.

Overview

On December 29, 2010, the merger (the "Merger") of the Company and FHB Formation LLC, a Delaware limited liability company ("FHB"), was consummated. In connection with the transaction, as part of the regulatory approval process the Company made certain commitments to the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the most significant of which are, (i) maintain a Tier 1 leverage ratio of at least 10%, (ii) maintain a total capital ratio of at least 15%, (iii) limit purchased loans to 40% of total loans, (iv) fund 100% of the Company's loans with core deposits (defined as non-maturity deposits and non-brokered insured time deposits), and (v) hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total capital.

On June 28, 2013, the Federal Reserve approved the amendment of the commitment to hold commercial real estate loans to within 300% of total capital to exclude owner-occupied commercial real estate loans. All other commitments made to the Federal Reserve in connection with the merger remain unchanged. The Company and the Bank are currently in compliance with all commitments to the Federal Reserve.

The Company's compliance ratios at June 30, 2016 are as follows:

Condition	Ratio
(i) Tier 1 leverage ratio	13.27%
(ii) Total capital ratio	20.39%
(iii) Ratio of purchased loans to total loans	34.25%
(iv) Ratio of loans to core deposits (1)	87.15%
(v) Ratio of non-owner occupied commercial real estate loans to total capital (2)	174.12%

(1)	Core deposits include all non-maturity deposits and non-brokered insured time deposits
(2)

 For purposes of calculating this ratio, commercial real estate includes all non-owner occupied commercial real estate loans defined as such by regulatory  guidance, including all land development and construction loans

Fiscal 2016 Financial Highlights

The Company's financial and strategic highlights for fiscal 2016 include the following:

●	Earned net income of $7.6 million, or $0.80 per diluted share, as compared to $7.1 million, or $0.72 per diluted share, in fiscal 2015.

●	Generated loans of $382 million, growing the portfolio on a net basis by $80.3 million or 13.1%.

●

LASG purchased loans totaling $100.0 million and originated loans totaling $110.6 million, earning average portfolio yields of 11.4% and 6.1%, respectively. The purchased loan yield of 11.4% includes regularly scheduled interest and accretion, and accelerated accretion and fees recognized on loan payoffs. The Company also monitors the "total return" on its purchased loan portfolio, a measure that includes gains on sales of purchased loans, as well as interest, scheduled accretion and accelerated accretion and fees. On this basis, the purchased loan portfolio earned a total return of 11.4% for fiscal 2016.

An overview of the LASG portfolio follows:

	Year Ended June 30,
	2016				2015
	Purchased	Originated	Secured Loans to Broker-Dealers	Total LASG	Purchased	Originated	Secured Loans to Broker-Dealers	Total LASG
	(Dollars in thousands)
Loans purchased or originated during the period:
Unpaid principal balance	$108,716	$110,578	$-	$219,294	$93,694	$82,502	$48,000	$224,196
Net investment basis	99,999	110,578	-	210,577	82,654	82,502	48,000	213,156

Loan returns during the period:
Yield (1)	11.37%	6.11%	0.50%	8.03%	13.00%	6.44%	0.47%	9.73%
Total Return (1) (2)	11.38%	6.10%	0.50%	8.04%	13.33%	6.75%	0.47%	10.02%

Total loans as of period end:
Unpaid principal balance	$271,268	$174,918	$48,000	$494,186	$239,933	$118,416	$60,000	$418,349
Net investment basis	239,709	174,918	48,000	462,627	202,592	118,416	60,000	381,008

(1) The yield and total return on LASG originated loans includes $385 thousand of fees related to one loan in the quarter ended June 30, 2016.

(2) The total return on purchased loans represents scheduled accretion, accelerated accretion, gains on asset sales, and other noninterest income recorded during the period divided by the average invested balance, on an annualized basis. The total return does not include the effect of purchased loan charge-offs or recoveries in the quarter.

●	Increased the Company's deposit base by $125.7 million, mainly the result of the increase in money market accounts attracted through the Bank's Community Banking division.

●	Originated $54.5 million in SBA guaranteed loans through June 30, 2016, and sold $39.1 million of loans, for a gain on sale of $4.2 million.

●	Raised $15.05 million of subordinated notes at a cost of 6.75% which qualify for Tier 2 Capital treatment.

●	Repurchased 322,900 shares at an average repurchase price of $10.40.

Results of Operations

General

Net income for the year ended June 30, 2016 was $7.6 million, a $478 thousand increase from $7.1 million for the year ended June 30, 2015.

Items of significance affecting the Company's earnings included:

●

An increase in net interest and dividend income before provision for loan losses, which grew to $39.4 million as compared to $37.4 million for the year ended June 30, 2015, principally due to higher average balances in the total loan portfolio.

The following table summarizes interest income and related yields recognized on the Company's loans:

	Interest Income and Yield on Loans
	Year Ended June 30,
	2016			2015
	Average	Interest		Average	Interest
	Balance (1)	Income (2)	Yield	Balance (1)	Income	Yield
	(Dollars in thousands)
Community Banking	$218,649	$10,483	4.79%	$233,506	$11,599	4.97%
SBA	23,786	1,448	6.09%	2,622	148	5.64%
LASG:
Originated	147,193	8,987	6.11%	76,448	4,924	6.44%
Purchased	216,763	24,638	11.37%	203,822	26,500	13.00%
Secured Loans to Broker-Dealers	58,511	293	0.50%	44,942	212	0.47%
Total LASG	422,467	33,918	8.03%	325,212	31,636	9.73%
Total	$664,902	$45,849	6.90%	$561,340	$43,383	7.73%

(1)	Includes loans held for sale.
(2)	SBA interest income includes SBA fees of $33 thousand for the year ended June 30, 2016.

The yield on purchased loans is affected by unscheduled loan payoffs, which resulted in immediate recognition of the prepaid loans’ discount in interest income. The following table details the “total return” on purchased loans, which includes total transactional income of $7.3 million for the year ended June 30, 2016, a decrease of $2.6 million from the year ended June 30, 2015. The following table summarizes the total return recognized on the purchased loan portfolio:

	Year Ended June 30,
	2016		2015
	Income	Return (1)	Income	Return (1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$17,382	8.02%	$17,327	8.48%
Transactional income:
Gain on loan sales	-	0.00%	190	0.09%
Gain on sale of real estate owned	23	0.01%	607	0.30%
Other noninterest income (loss)	12	0.00%	(69)	-0.03%
Accelerated accretion and loan fees	7,256	3.35%	9,173	4.49%
Total transactional income	7,291	3.36%	9,901	4.85%
Total	$24,673	11.38%	$27,228	13.33%

(1)

The total return on purchased loans represents scheduled accretion, accelerated accretion, gains on asset sales, gains on real estate owned and other noninterest income recorded during the period divided by the average invested balance, on an annualized basis. The total return does not include the effect of purchased loan charge-offs or recoveries in the quarter.

●	An increase of $901 thousand in the provision for loan losses principally due to two loans which were provided for in the second quarter and increased volume of newly originated loans.

●

An increase of $684 thousand in noninterest income, principally resulting from an increase of $1.4 million in gains realized on sale of portfolio loans. The year ended June 30, 2016 includes gains realized on sale of SBA loans of $4.2 million. The increase is offset by a decrease of $193 thousand in gains realized on sale of residential loans held for sale due to lower volume, as well as a decrease of $683 thousand in gain recognized on real estate owned and other repossessed collateral, net.

●

An increase of $1.2 million in noninterest expense, principally due to an increase of $731 thousand in salaries and employee benefits from increased employee head count and higher employee benefits costs. Additionally, there was an increase of $428 thousand in other expense, attributable to the valuation of SBA servicing rights.

Net Interest Income

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated:

	Year Ended June 30,
	2016			2015			2014
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Investment securities	$100,503	$930	0.93%	$108,204	$913	0.84%	$115,849	$1,048	0.90%
Loans (1) (2) (3)	664,902	45,921	6.91%	561,340	43,456	7.74%	495,113	37,009	7.47%
Regulatory stock	2,960	113	3.82%	4,102	67	1.63%	5,620	123	2.19%
Short-term investments (4)	91,563	343	0.37%	92,354	225	0.24%	78,838	191	0.24%
Total interest-earning assets	859,928	47,307	5.50%	766,000	44,661	5.83%	695,420	38,371	5.52%
Cash and due from banks	3,596			2,704			2,876
Other non-interest earning assets	35,607			33,741			33,958
Total assets	$899,131			$802,445			$732,254

Liabilities & Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$68,304	$182	0.27%	$63,181	$162	0.26%	$61,146	$162	0.26%
Money market accounts	212,102	1,845	0.87%	133,266	1,002	0.75%	85,333	447	0.52%
Savings accounts	36,062	48	0.13%	34,495	46	0.13%	34,391	44	0.13%
Time deposits	349,978	3,952	1.13%	340,046	3,800	1.12%	314,848	3,470	1.10%
Total interest-bearing deposits	666,446	6,027	0.90%	570,988	5,010	0.88%	495,718	4,123	0.83%
Short-term borrowings	1,634	20	1.22%	2,578	29	1.12%	2,230	24	1.08%
Borrowed funds	32,432	1,094	3.37%	45,661	1,389	3.04%	58,468	1,658	2.98%
Subordinated debt	8,762	651	7.43%	8,531	718	8.42%	8,352	765	9.16%
Capital lease obligations	1,242	63	5.07%	1,457	74	5.08%	1,643	83	5.05%
Total interest-bearing liabilities	710,516	7,855	1.11%	629,215	7,220	1.15%	566,411	6,653	1.18%

Non-interest bearing liabilities:
Demand deposits and escrow accounts	67,041			54,940			50,890
Other liabilities	7,252			5,913			2,319
Total liabilities	784,809			690,068			619,620
Shareholders' equity	114,322			112,377			112,634
Total liabilities and shareholders' equity	$899,131			$802,445			$732,254

Net interest income		$39,452			$37,441			$31,718

Interest rate spread			4.39%			4.68%			4.34%
Net interest margin (5)			4.59%			4.89%			4.56%

(1) Interest income and yield are stated on a fully tax-equivalent basis using a 34% tax rate.
(2) Includes loans held for sale.
(3) Nonaccrual loans are included in the computation of average, but unpaid interest has not been included for purposes of determining interest income.
(4) Short term investments include FHLBB overnight deposits and other interest-bearing deposits. (5) Net interest margin is calculated as net income divided by total interest-earning assets.

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

	Year Ended June 30, 2016 Compared to the Year Ended June 30, 2015
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investment securities	$(68)	$85	$17
Loans	7,471	(5,006)	2,465
Regulatory stock	(23)	69	46
Short-term investments	(2)	120	118
Total increase (decrease) in interest income	7,378	(4,732)	2,646
Interest-bearing liabilities:
Interest-bearing deposits	793	224	1,017
Short-term borrowings	(12)	3	(9)
Borrowed funds	(434)	139	(295)
Subordinated debt	19	(86)	(67)
Capital lease obligations	(11)	-	(11)
Total increase in interest expense	355	280	635
Total increase (decrease) in net interest and dividend income	$7,023	$(5,012)	$2,011

	Year Ended June 30, 2015 Compared to the Year Ended June 30, 2014
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investment securities	$(67)	$(68)	$(135)
Loans	5,090	1,357	6,447
Regulatory stock	(29)	(27)	(56)
Short-term investments	33	1	34
Total increase in interest income	5,027	1,263	6,290
Interest bearing liabilities:
Interest bearing deposits	612	275	887
Short-term borrowings	4	1	5
Borrowed funds	(314)	45	(269)
Subordinated debt	16	(63)	(47)
Capital lease obligations	(9)	-	(9)
Total increase in interest expense	309	258	567
Total increase in net interest and dividend income	$4,718	$1,005	$5,723

For the year ended June 30, 2016, the $7.0 million volume-related change in net interest income was mainly the result of the significant increase in loans, which grew by $103.6 million on average compared to fiscal 2015. The rate-related change in fiscal 2016 compared to fiscal 2015 was principally due to the purchased loan yield differential, and a decline in yields on the originated loan portfolios. For fiscal 2016, the net interest margin earned of 4.59% was 30 basis points lower than that earned for the year ended June 30, 2015, principally due to the decrease in transactional income on purchased loans.

The Company’s total cost of funds improved to 1.01% in fiscal 2016, down from 1.06% in fiscal 2015, principally due to the payoff of interest-bearing liabilities in fiscal 2016.

Provision for Loan Losses

Quarterly, the Company determines the amount of its allowance for loan losses adequate to provide for losses inherent in the Company's loan portfolios, with the provision for loan losses determined by the net periodic change in the allowance for loan losses. For acquired loans accounted for under ASC 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"), a provision for loan loss is recorded when estimates of future cash flows decrease due to credit deterioration.

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

The provision for loan losses for the fiscal year ended June 30, 2016 was $1.6 million. This compares to a provision for loan losses of $717 thousand for the year ended June 30, 2015. At June 30, 2016 and 2015, the allowance for loan losses was $2.4 million and $1.9 million, respectively, and the ratio of allowance for loan losses to total loans was 0.34% and 0.31%, respectively.

Net charge-offs for the fiscal year ended June 30, 2016 totaled $1.2 million, representing approximately 0.18% of the Company's average portfolio loan balance during the fiscal year. This compares to $158 thousand, or 0.03%, in fiscal 2015, representing an increase of $1.0 million in fiscal 2016. The increase was principally due to two loans which were provided for in the second quarter, and subsequently charged off.

For additional information on the allowance for loan losses, see "Asset Quality."

Noninterest Income

Noninterest income for the fiscal year ended June 30, 2016 totaled $7.8 million, an increase of $684 thousand, or 9.6%, from fiscal 2015. When compared to fiscal 2015, the increase was principally due to the following:

•

An increase of $1.4 million in gains realized on sale of portfolio loans. The year ended June 30, 2016 includes gains realized on sale of SBA loans of $4.2 million, compared to a $2.8 million gain on sale of SBA loans and LASG purchased loans in the year ended June 30, 2015; and

•	A $683 thousand decrease in net gain recognized on real estate owned and other repossessed collateral, net.

Noninterest Expense

Noninterest expense for the fiscal year ended June 30, 2016 totaled $33.8 million, an increase of $1.2 million, or 3.7%, from fiscal 2015. When compared to fiscal 2015, the increase was principally due to the following:

•	An increase of $731 thousand in salaries and employee benefit costs, principally due to increased employee head count, as well as higher employee benefits; and

•	An increase of $428 thousand in other expense, which is primarily attributed to the valuation of SBA servicing rights.

Income Taxes

Income tax expense for the fiscal year ended June 30, 2016 totaled $4.1 million, representing 35.0% of pretax income, as compared to $4.0 million, or 35.9% of pretax income, in fiscal 2015. The decrease in the Company's effective tax rate was principally due to the adoption of ASU 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects ("ASU 2014-01") in fiscal 2016 and changes in state apportionment. See Note 1 of the Notes to the Company's Consolidated Financial Statements in this Annual Report for impact related to the adoption of ASU 2014-01.

Financial Condition

Overview

The Company's total assets grew to $986.2 million at June 30, 2016, representing an increase of $135.5 million, or 15.9%, compared to $850.7 million at June 30, 2015. Significant changes in the Company's balance sheet components include:

•

The loan portfolio – excluding loans held for sale – has grown by $80.3 million, or 13.1%, compared to June 30, 2015, principally on the strength of $81.6 million of net growth in commercial loans purchased or originated by the LASG, net growth of $15.5 million in originations by the SBA Division and net growth of $3.9 million in commercial originations by the Community Banking Division. The total net growth was offset by a pay down of one secured loan to a broker-dealer for $12.0 million in the LASG portfolio and a $20.9 million decrease in the Community Banking Division residential and consumer loan portfolio;

•	Deposits increased $125.7 million, or 18.6%, primarily due to growth in non-maturity accounts of $120.3 million, or 36.6%, and growth in time deposits of $5.4 million, or 1.6%; and

•

Shareholders’ equity increased by $3.9 million from June 30, 2015, due principally to earnings of $7.6 million, offset by $3.4 million in share repurchases (representing 322,900 shares). Additionally, there was an increase in stock-based compensation of $613 thousand, offset by a decrease in accumulated other comprehensive loss of $618 thousand and $380 thousand in dividends paid on common stock.

Cash and Cash Equivalents

Cash and cash equivalents increased $61.3 million, or 68.2%, to $151.2 million at June 30, 2016 as compared to $89.9 million at June 30, 2015. This increase was principally the result of net deposit growth of $125.7 million and the issuance of $15.05 million of subordinated notes in fiscal 2016, partially offset by net loan growth of $80.3 million.

Investments Securities

The available-for-sale securities portfolio totaled $100.6 million and $101.9 million at June 30, 2016 and 2015, respectively. The Company's investment portfolio was comprised primarily of U.S. Government-sponsored enterprise bonds and mortgage-backed securities guaranteed by government agencies. Generally, funds retained by the Company as a result of increases in deposits or decreases in loans, to the extent not immediately deployed by the Bank, are invested in securities held in its investment portfolio, which serves as a source of liquidity for the Company. The composition of the Company's securities portfolio at the dates indicated follows.

	June 30, 2016		June 30, 2015		June 30, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government agency securities	$51,948	$52,046	$48,191	$48,230	$48,415	$48,418
Agency mortgage-backed securities	43,330	43,368	54,553	53,678	66,744	65,463
Other investment measured at net asset value	5,097	5,158	-	-	-	-
	$100,375	$100,572	$102,744	$101,908	$115,159	$113,881

The table below sets forth certain information regarding the contractual maturities and weighted average yields of the Company’s securities portfolio at June 30, 2016. Actual maturities of mortgage-backed securities will differ from contractual maturities due both to scheduled amortization and prepayments.

	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield
	(Dollars in thousands)
U.S. Government agency securities	$12,014	0.54%	$40,032	0.83%	$-	0.00%	$-	0.00%	$52,046	0.76%
Agency mortgage-backed securities	-	0.00%	-	0.00%	19,797	0.85%	23,571	1.30%	43,368	1.09%
	$12,014	0.54%	$40,032	0.83%	$19,797	0.85%	$23,571	1.30%	$95,414	0.91%

The other investment measured at net asset value has no scheduled maturity date. However, the Company’s investment can be redeemed daily at the closing net asset value.

Management reviews the portfolio of investments on an ongoing basis to determine if there have been any other-than-temporary declines in value. No other-than-temporary impairment expense was recognized during fiscal 2016 or fiscal 2015.

Loans

Loans, including loans held-for-sale, totaled $700.0 million at June 30, 2016, compared to $621.2 million at June 30, 2015. The increase of $78.8 million, or 12.7%, at June 30, 2016, was principally due to net increases of $77.9 million in commercial real estate and $22.8 million in commercial and industrial, offset by a net decrease of $18.7 million in residential loans, $1.7 million in consumer loans and $1.5 million in loans held for sale. During fiscal 2016, the LASG purchased $100.0 million in loans, consisting principally of commercial real estate loans. Additionally, during fiscal 2016, the LASG originated $110.6 million in loans.

The composition of the Company’s loan portfolio (excluding loans held-for-sale) at the dates indicated is as follows:

	June 30, 2016		June 30, 2015		June 30, 2014		June 30, 2013		June 30, 2012
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Residential real estate	$113,962	16.46%	$132,669	21.67%	$148,634	28.79%	$127,829	29.36%	$137,571	38.61%
Commercial real estate	426,568	61.60%	348,676	56.96%	316,098	61.21%	264,490	60.75%	181,922	51.07%
Commercial and industrial	145,956	21.08%	123,133	20.12%	41,800	8.09%	29,720	6.83%	19,612	5.51%
Consumer and other	5,950	0.86%	7,659	1.25%	9,884	1.91%	13,337	3.06%	17,149	4.81%
Total loans	692,436	100.00%	612,137	100.00%	516,416	100.00%	435,376	100.00%	356,254	100.00%
Less: Allowance for loan losses	2,350		1,926		1,367		1,143		824
Loans, net	$690,086		$610,211		$515,049		$434,233		$355,430

The Company’s loan portfolio (excluding loans held-for-sale) by lending division follows:

	June 30, 2016
	Community Banking Division	LASG	SBA Division	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$93,258	$-	$133	$93,391	13.49%
Home equity	18,012	-	-	18,012	2.60%
Commercial real estate: non-owner occupied	49,514	52,744	5,639	107,897	15.58%
Commercial real estate: owner occupied	20,578	46,727	14,414	81,719	11.80%
Commercial and industrial	16,069	123,447	6,242	145,758	21.05%
Consumer	5,950	-	-	5,950	0.86%
Subtotal	203,381	222,918	26,428	452,727	65.38%
Purchased loans:
Residential real estate	-	2,559	-	2,559	0.37%
Commercial real estate: non-owner occupied	-	142,286	-	142,286	20.55%
Commercial real estate: owner occupied	-	94,666	-	94,666	13.67%
Commercial and industrial	-	198	-	198	0.03%
Subtotal	-	239,709	-	239,709	34.62%
Total	$203,381	$462,627	$26,428	$692,436	100.00%

	June 30, 2015
	Community Banking Division	LASG	SBA Division	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$106,138	$137	$-	$106,275	17.37%
Home equity	24,326	-	-	24,326	3.97%
Commercial real estate: non-owner occupied	48,933	53,051	3,865	105,849	17.29%
Commercial real estate: owner occupied	21,657	16,507	4,461	42,625	6.96%
Commercial and industrial	11,597	108,577	2,637	122,811	20.06%
Consumer	7,659	-	-	7,659	1.25%
Subtotal	220,310	178,272	10,963	409,545	66.90%
Purchased loans:
Residential real estate	-	2,068	-	2,068	0.34%
Commercial real estate: non-owner occupied	-	128,182	-	128,182	20.94%
Commercial real estate: owner occupied	-	72,069	-	72,069	11.77%
Commercial and industrial	-	273	-	273	0.05%
Subtotal	-	202,592	-	202,592	33.10%
Total	$220,310	$380,864	$10,963	$612,137	100.00%

The following table summarizes the scheduled maturity of the Company’s loan portfolio at June 30, 2016. Demand loans, loans having no stated repayment schedule, and overdraft loans are reported as being due in less than one year.

	Scheduled Loan Maturities
		After One Year	After Five Years
	Within One Year	Through Five Years	Through Ten Years	After Ten Years	Total
	(Dollars in thousands)
Mortgages:
Residential:
Originated	$856	$4,374	$8,808	$85,815	$99,853
Purchased	7	250	1,125	1,177	2,559
Commercial:
Originated	21,609	52,417	57,496	58,095	189,617
Purchased	36,510	81,865	22,937	95,641	236,953
Non-mortgage loans:
Commercial:
Originated	75,776	55,040	11,934	3,008	145,758
Purchased	-	198	-	-	198
Consumer and other	1,118	8,463	4,995	2,922	17,498
Total loans	$135,876	$202,607	$107,295	$246,658	$692,436

	Loans Due After One Year, by Interest Rate Type
	Predetermined rate	Floating or Adjustable	Total
	(Dollars in thousands)
Mortgages:
Residential:
Originated	$53,730	$45,267	$98,997
Purchased	1,125	1,427	2,552
Commercial:
Originated	15,654	152,354	168,008
Purchased	78,329	122,113	200,442
Non-mortgage loans:
Commercial:
Originated	20,016	49,966	69,982
Purchased	-	198	198
Consumer and other	5,717	10,664	16,381
Total	$174,571	$381,989	$556,560

Approximately 62.7% of total portfolio loans at June 30, 2016, were variable rate products, compared to 54.4% at June 30, 2015.

Certain purchased loans have been identified as having evidence of credit deterioration since their origination, and it is probable that the Company will not collect all contractually required principal and interest payments. Purchased loans are accounted for using the measurement provisions set forth in ASC 310-30. The nonaccretable difference represents a loan's contractually required payments receivable in excess of the amount of cash flows expected to be collected. Improvements in expected cash flows result in prospective yield adjustments. The effect of a decrease in expected cash flows due to further credit deterioration are recorded through the allowance for loan losses.

Other Assets

The cash surrender value of the Company's BOLI assets increased $449 thousand, or 2.9%, to $15.7 million at June 30, 2016, compared to $15.3 million at June 30, 2015. BOLI assets are invested in the general account of three insurance companies and in separate accounts of a fourth insurance company. A general account policy's cash surrender value is supported by the general assets of the insurance company. A separate account policy's cash surrender value is supported by assets segregated from the general assets of the insurance company. Standard and Poor's rated these companies A+ or better at June 30, 2016. Interest earnings, net of mortality costs, increase the cash surrender value. These interest earnings are based on interest rates that reset each year, and are subject to minimum guaranteed rates. These increases in cash surrender value are recognized in other income and are not subject to income taxes. Management considers BOLI an illiquid asset. BOLI represented 11.0% of the Company's total capital at June 30, 2016.

Intangible assets totaled $1.7 million and $2.2 million at June 30, 2016 and June 30, 2015, respectively. The $477 thousand decrease was the result of core deposit intangible amortization during fiscal 2016.

Deposits

The Company's principal source of funding is its core deposit accounts. At June 30, 2016, core deposits, which the Company defines as non-maturity deposits and non-brokered insured time deposits, represented 100% of total deposits.

Total deposits increased $125.7 million to $800.4 million as of June 30, 2016 from $674.8 million as of June 30, 2015. The increase mainly resulted from the increase in money market accounts attracted through the Community Banking Division.

The following tables set forth certain information relative to the composition of the Company's average deposit accounts and the weighted average interest rate on each category of deposits for the periods indicated:

	Year Ended June 30, 2016
	Average	Weighted	Percent of Total
	Balance	Average Rate	Average Deposits
	(Dollars in thousands)
Non-interest bearing demand deposits and escrow accounts	$67,041	0.00%	9.14%
Regular savings	36,062	0.13%	4.92%
NOW accounts	68,304	0.27%	9.31%
Money market accounts	212,102	0.87%	28.92%
Time deposits	349,978	1.13%	47.71%
Total average deposits	$733,487	0.82%	100.00%

	Year Ended June 30, 2015			Year Ended June 30, 2014
	Average	Weighted	Percent of Total	Average	Weighted	Percent of Total
	Balance	Average Rate	Average Deposits	Balance	Average Rate	Average Deposits
	(Dollars in thousands)
Non-interest bearing demand deposits and escrow accounts	$54,940	0.00%	8.78%	$50,890	0.00%	9.31%
Regular savings	34,495	0.13%	5.51%	34,391	0.14%	6.29%
NOW accounts	63,181	0.26%	10.09%	61,146	0.26%	11.19%
Money market accounts	133,266	0.75%	21.29%	85,333	0.52%	15.61%
Time deposits	340,046	1.12%	54.33%	314,848	1.10%	57.60%
Total average deposits	$625,928	0.79%	100.00%	$546,608	0.75%	100.00%

There were no time deposits greater than $250 thousand as of June 30, 2016, and there were $569 thousand of time deposits greater than $250 thousand as of June 30, 2015. The scheduled maturity of deposits greater than or equal to $100 thousand is set forth below:

June 30, 2016
(Dollars in thousands)
3 months or less	$45,744
Over 3 through 6 months	52,597
Over 6 through 12 months	86,933
Over 12 months	93,627
Total time certificates greater than or equal to $100 thousand	$278,901

Borrowings

FHLBB advances, subordinated debt, and junior subordinated debentures have been the Company's sources of funding other than deposits. In fiscal 2016, total borrowings increased by $2.2 million, or 4.3%, to $53.4 million.

Advances from the FHLBB were $30.1 million and $30.2 million at June 30, 2016 and June 30, 2015, respectively. Pledges of residential real estate loans, certain commercial real estate loans and certain FHLBB deposits free of liens or pledges are required to secure outstanding advances and available additional borrowing capacity from the FHLBB. There were no wholesale repurchase agreements at June 30, 2016 and $10.0 million at June 30, 2015. At June 30, 2016, the Company had no pledged investment securities.

There were no short-term borrowings at June 30, 2016, compared to $2.3 million at June 30, 2015. At June 30, 2016, the Company had $23.4 million of letters of credit issued by the FHLBB for certain customer relationships.

On June 29, 2016, the Company entered into a Subordinated Note Purchase Agreement with certain institutional accredited investors pursuant to which the Company sold and issued $15.05 million in aggregate principal amount of 6.75% fixed-to-floating subordinated notes due 2026.

There were no balances outstanding at June 30, 2016 and 2015, respectively, for advances under the Federal Reserve Discount Window Borrower-in-custody program. The available credit under the program was $1.9 million and $2.2 million at June 30, 2016 and June 30, 2015, respectively, with the decrease in fiscal 2016 attributable to payoffs of consumer loans pledged as collateral.

The Company had junior subordinated debentures issued to affiliated trusts totaling $8.8 million and $8.6 million at June 30, 2016 and 2015, respectively. See “Capital” below for more information on our junior subordinated debentures and affiliated trusts.

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

At June 30, 2016, the allowance for loan losses totaled $2.4 million, or 0.34% of total loans, as compared to $1.9 million, or 0.31% of total loans, at June 30, 2015. The year over year increase in the Company’s allowance for losses was principally the result of loan growth. The following table sets forth activity in Company’s allowance for loan losses for the periods indicated.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	June 30, 2016	June 30, 2015	June 30, 2014	June 30, 2013	June 30, 2012
	(Dollars in thousands)
Allowance at beginning of period	$1,926	$1,367	$1,143	$824	$437
Loans charged-off during the period:
Residential real estate	134	207	267	369	248
Commercial real estate	988	-	26	135	26
Commercial and industrial	77	3	43	203	17
Consumer and other	66	28	69	148	352
Total loans charged-off	1,265	238	405	855	643
Recoveries on loans previously charged-off:
Residential real estate	35	24	63	6	3
Commercial real estate	5	1	2	10	-
Commercial and industrial	14	34	8	7	44
Consumer and other	17	21	25	29	37
Total recoveries	71	80	98	52	84
Net loans charged off during the period	1,194	158	307	803	559
Provision for loan losses	1,618	717	531	1,122	946
Allowance at end of period	$2,350	$1,926	$1,367	$1,143	$824

Total loans at end of period (1)	$692,436	$612,137	$516,416	$435,376	$356,254
Average loans outstanding during the period (1)	659,995	555,073	488,172	376,660	333,053
Allowance as a percentage of total loans	0.34%	0.31%	0.26%	0.26%	0.23%
Ratio of net charge-offs to average loans outstanding	0.18%	0.03%	0.06%	0.21%	0.17%
Allowance as a percentage of non-performing loans	30.02%	18.41%	18.66%	23.54%	13.48%

(1)	Amounts and resulting ratios exclude loans held for sale

The following table allocates the allowance for loan losses by loan category and the percent of loans in each category to total loans at the dates indicated below.

	June 30, 2016		June 30, 2015		June 30, 2014		June 30, 2013		June 30, 2012
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
			(Dollars in thousands)
Residential real estate	$663	16.46%	$741	21.67%	$580	28.79%	$594	29.36%	$214	38.61%
Commercial real estate	1,328	61.60%	976	56.96%	625	61.21%	249	60.75%	93	51.07%
Commercial and industrial	297	21.08%	118	20.12%	48	8.09%	70	6.83%	292	5.51%
Consumer	62	0.86%	35	1.25%	79	1.91%	189	3.06%	225	4.81%
Unallocated	-	0.00%	56	0.00%	35	0.00%	41	0.00%	-	0.00%
Total	$2,350	100.00%	$1,926	100.00%	$1,367	100.00%	$1,143	100.00%	$824	100.00%

The following table reflects the annual trend of total loans 30 days or more past due, as a percentage of total loans at June 30:

	2016	2015	2014	2013	2012
Past due loans to total loans	1.00%	1.08%	1.14%	1.68%	1.95%

Non-performing Assets

The table below sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated:

	June 30, 2016	June 30, 2015	June 30, 2014	June 30, 2013	June 30, 2012
		(Dollars in thousands)
Nonperforming loans:
Originated portfolio:
Residential real estate	$2,613	$3,021	$1,743	$2,346	$3,090
Commercial real estate	474	994	1,162	473	417
Home equity	48	11	160	334	220
Commercial and industrial	17	2	5	110	1,008
Consumer	163	190	139	136	324
Total originated portfolio	3,315	4,218	3,209	3,399	5,059
Purchased portfolio:
Residential real estate	1,125	-	-	-	-
Commercial real estate	3,387	6,532	4,116	1,457	1,055
Total purchased portfolio	4,512	6,532	4,116	1,457	1,055
Total nonperforming loans	7,827	10,750	7,325	4,856	6,114
Real estate owned and other repossessed collateral	1,652	1,651	1,991	2,134	834
Total nonperforming assets	$9,479	$12,401	$9,316	$6,990	$6,948
Nonperforming loans that are current	$2,271	$484	$651	$887	$377

Non-performing loans to total loans	1.13%	1.76%	1.42%	1.12%	1.72%
Non-performing assets to total assets	0.96%	1.46%	1.22%	1.04%	1.04%

At June 30, 2016, the Company had $9.5 million of nonperforming assets, or 0.96% of total assets, compared to $12.4 million of nonperforming assets, or 1.5% of total assets, as of June 30, 2015. The decrease in nonperforming assets in fiscal 2016 was principally associated with a decrease in purchased commercial real estate loans on nonaccrual.

Troubled Debt Restructurings (“TDRs”) represent loans for which concessions (such as extension of repayment terms or reductions of interest rates to below market rates) are granted due to a borrower's financial condition. Such concessions may include reductions of interest rates to below-market terms and/or extension of repayment terms. The balances and payment status of TDRs follow:

	June 30, 2016	June 30, 2015	June 30, 2014
	(Dollars in thousands)
Nonaccrual	$1,152	$2,131	$2,117
Accrual	7,036	6,365	4,057
Total TDRs	$8,188	$8,496	$6,174

At June 30, 2016, the Company had real estate owned and other repossessed collateral of $1.7 million, with no net change from June 30, 2015. The real estate and personal property collateral for commercial and consumer loans are written down to fair value upon transfer to acquired assets. Revenues and expenses are recognized in the period when received or incurred on other real estate and in substance foreclosures. Gains and losses on disposition are recognized in noninterest income.

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

Potential Problem Loans

Commercial real estate and commercial loans are periodically evaluated under a ten-point rating system. These ratings are guidelines in assessing the risk of a particular loan. The Company had $6.2 million and $8.9 million of loans rated substandard or worse at June 30, 2016 and June 30, 2015, respectively, a decrease primarily attributable to upgraded purchased loans. The following tables present the Company's loans by risk rating.

	June 30, 2016
	Originated Portfolio
	Commercial Real Estate	Commercial and Industrial	Residential Real Estate(1)	Purchased Portfolio	Total
	(Dollars in thousands)
Pass (1- 6)	$186,165	$142,451	$7,659	$227,895	$564,170
Special mention (7)	2,493	3,290	431	7,147	13,361
Substandard (8)	958	17	537	4,667	6,179
Doubtful (9)	-	-	23	-	23
Loss (10)	-	-	-	-	-
	$189,616	$145,758	$8,650	$239,709	$583,733

	June 30, 2015
	Originated Portfolio
	Commercial Real Estate	Commercial and Industrial	Residential Real Estate(1)	Purchased Portfolio	Total
	(Dollars in thousands)
Pass (1- 6)	$142,321	$122,829	$8,049	$190,193	$463,392
Special mention (7)	4,417	31	634	5,628	10,710
Substandard (8)	1,687	-	429	6,771	8,887
Doubtful (9)	-	-	23	-	23
Loss (10)	-	-	-	-	-
	$148,425	$122,860	$9,135	$202,592	$483,012

(1)	Certain loans made for commercial purposes, but secured by residential collateral, are rated under the Company’s risk-rating system.

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

The ALCO's primary tool for measuring, evaluating, and managing interest rate risk is income simulation analysis. Income simulation analysis measures the interest rate risk inherent in the Company's balance sheet at a given point in time by showing the effect of interest rate shifts on net interest income over defined time horizons. These simulations take into account the specific repricing, maturity, prepayment and call options of financial instruments that vary under different interest rate scenarios. The ALCO reviews simulation results to determine whether the exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. The Company considers a variety of specified rate scenarios, including instantaneous rate shocks, against static (or flat) rates when measuring interest rate risk, and evaluates results over two consecutive twelve-month periods. All changes are measured in comparison to the projected net interest income that would result from an "unchanged" scenario, where interest rates remain stable over the measured time horizon(s). As of June 30, 2016, the income simulation analysis (as noted in the table below) for the first twelve-month period indicated that exposure to changing interest rates fell within the Company's policy levels of tolerance.

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

Assuming a 200 basis point increase and 100 basis point decrease in interest rates starting on June 30, 2016, we estimate that our net interest income in the following 12 months would increase by 0.4% if rates increased by 200 basis points and decrease by 1.6% if rates declined by 100 basis points. These results indicate a modest level of asset sensitivity in our balance sheet. An asset-sensitive position indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within specific time horizons, which would generally imply a favorable impact on net interest income in periods of rising interest rates and a negative impact in periods of falling rates. A liability-sensitive position would generally imply a negative impact on net interest income in periods of rising rates and a positive impact in periods of falling rates.

	Up 200 Basis Points	Down 100 Basis Points
June 30, 2016	0.4%	-1.6%
June 30, 2015	1.3%	-0.2%
June 30, 2014	0.4%	-1.1%

Liquidity Risk

Liquidity risk is defined as the risk associated with an organization's ability to meet current and future financial obligations of a short-term nature. The Company uses its liquidity on a regular basis to fund existing and future loan commitments, to pay interest on deposits and on borrowings, to fund maturing certificates of deposit and borrowings, to fund other deposit withdrawals, to invest in other interest-earning assets, to make dividend payments to shareholders, and to meet operating expenses. The Company's primary sources of liquidity consist of deposit inflows, borrowed funds, and the amortization, prepayment and maturities of loans and securities. While scheduled payments from the amortization and maturities of loans and investment securities are relatively predictable sources of funds, deposit flows and loan and investment prepayments can be greatly influenced by general interest rates, economic conditions and competition. In addition to these regular sources of funds, the Company may choose to sell portfolio loans and investment securities to meet liquidity demands.

We monitor and forecast our liquidity position. There are several interdependent methods used by us for this purpose, including daily review of Federal Funds positions, monthly review of balance sheet changes, monthly review of liquidity ratios, quarterly review of liquidity forecasts and periodic review of contingent funding plans. Using these methods, the Company actively manages its liquidity position under the direction of the ALCO.

The following is a summary of the unused borrowing capacity of the Company at June 30, 2016 available to meet our short-term funding needs (dollars in thousands):

Brokered time deposits	$246,538	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	16,752	Unused advance capacity subject to eligible and qualified collateral
Federal Discount Window Borrower-in-Custody	1,936	Unused credit line subject to the pledge of loans
Other available lines	17,500
Total unused borrowing capacity	$282,726

Retail deposits and other core deposit sources including deposit listing services are used by the Bank to manage its overall liquidity position. While we currently do not seek wholesale funding such as FHLBB advances and brokered deposits, the ability to raise them remains an important part of our liquidity contingency planning. While we closely monitor and forecast our liquidity position, it is affected by asset growth, deposit withdrawals and meeting other contractual obligations and commitments. The accuracy of our forecast assumptions may increase or decrease our overall available liquidity. To utilize the FHLBB advance capacity, the purchase of additional capital stock in the Federal Home Loan Bank of Boston in the amount of $1.8 million is required. At June 30, 2016, the Bank had $365.8 million of immediately accessible liquidity, defined as cash that the Bank reasonably believes could be raised within 7 days through collateralized borrowings, brokered deposits or security sales. This position represented 37.1% of total assets. Further, at June 30, 2016, the Company had $151.2 million of cash and cash equivalents. This level of balance sheet liquidity is intended, in part, for future purchases of commercial real estate loans.

On a parent company only basis, commitments and debt service requirements at June 30, 2016 consisted of junior subordinated debentures issued to NBN Capital Trust II, NBN Capital Trust III and NBN Capital Trust IV with a principal balance of $16.5 million as well as subordinated debt issued in June 2016 with a principal balance of $15.05 million. See Note 9 of the Notes to the Consolidated Financial Statements for carrying values, maturity dates and the use of purchased interest rate caps and swaps to hedge the interest expense in periods of rising interest rates. Based on the interest rates at June 30, 2016, the annual aggregate payments to meet the debt service of the junior subordinated debentures is approximately $412 thousand. In addition, the expected annual interest expense on subordinated notes issued in June 2016 is $1.1 million.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

A summary of the amounts of the Company’s contractual obligations and other commitments with off-balance sheet risk as of June 30, 2016 follows:

	Payments Due - By Period
		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
	(Dollars in thousands)
Contractual obligations:
Federal Home Loan Bank advances	$30,000	$25,000	$5,000	$-	$-
Junior subordinated debentures	16,496	-	-	-	16,496
Subordinated debt	15,050	-	-	-	15,050
Capital lease obligation	1,249	306	612	331	-
Total debt obligations	62,795	25,306	5,612	331	31,546
Operating lease obligations	9,269	1,249	2,421	2,435	3,164
Total contractual obligations	$72,064	$26,555	$8,033	$2,766	$34,710

	Amount of Commitment Expiring - By Period
		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
	(Dollars in thousands)
Commitments with off-balance sheet risk:
Commitments to extend credit	$44,684	$44,684	$-	$-	$-
Unused lines of credit	58,412	12,841	30,070	6,765	8,736
Standby letters of credit	3,822	3,822	-	-	-
Commitment to fund investment	2,500	2,500	-	-	-
Total commitments	$109,418	$63,847	$30,070	$6,765	$8,736

Capital

Shareholders’ equity was $116.6 million at June 30, 2016, an increase of $3.9 million from June 30, 2015. The increase was due principally to earnings of $7.6 million, and an increase in stock-based compensation of $613 thousand, offset by $3.4 million in share repurchases (representing 322,900 shares), a decrease in accumulated other comprehensive income of $618 thousand and $380 thousand in dividends paid on common stock.

See Note 10 of the Notes to the Consolidated Financial Statements for information on the Company's capital ratios. Regulatory capital ratios for the Company and the Bank currently exceed all applicable requirements, including the commitments made to the Federal Reserve and the Bureau in connection with the merger with FHB Formation LLC to maintain minimum Tier 1 leverage and total capital ratios of 10% and 15%, respectively.

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

Impact of New Accounting Standards

Note 1 of the Notes to the Consolidated Financial Statement includes the Financial Accounting Standards Board (“FASB”) and the SEC issued statements and interpretations affecting the Company.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and that could potentially result in materially different results under different assumptions and conditions. The Company considers the following to be its critical accounting policies:

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by loan segment. The Company does not weight periods used in that analysis to determine the average loss rate in each portfolio segment. This historical loss factor is adjusted for the following qualitative factors:

•	Levels and trends in delinquencies;

•	Trends in the volume and nature of loans;

•	Trends in credit terms and policies, including underwriting standards, procedures and practices, and the experience and ability of lending management and staff;

•	Trends in portfolio concentration;

•	National and local economic trends and conditions;

•	Effects of changes or trends in internal risk ratings; and

•	Other effects resulting from trends in the valuation of underlying collateral.

The allocated component of the allowance for loan losses relates to loans that are classified as impaired. Impairment is measured on a loan-by-loan basis for commercial and industrial and commercial real estate loans by either the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than the carrying value of that loan.

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

Purchased Loans

Loans that the Company purchases are initially recorded at fair value with no carryover of the related allowance for loan and lease losses. Determining the fair value of the purchased loans involves estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest. The Company continues to evaluate the reasonableness of expectations for the timing and the amount of cash to be collected. Subsequent decreases in expected cash flows may result in changes in the amortization or accretion of fair market value adjustments, and in some cases may result in a loan being considered impaired.

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

Item 8.      Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and

 Shareholders of Northeast Bancorp

We have audited the accompanying consolidated balance sheet of Northeast Bancorp and subsidiary (the Company) as of June 30, 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2016, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated September 13, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ RSM US LLP

Boston, Massachusetts

September 13, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and

  Shareholders of Northeast Bancorp

We have audited the accompanying consolidated balance sheet of Northeast Bancorp and subsidiary as of June 30, 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northeast Bancorp and subsidiary at June 30, 2015, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

September 28, 2015

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)
	June 30, 2016	June 30, 2015
Assets
Cash and due from banks	$2,459	$2,789
Short-term investments	148,698	87,061
Total cash and cash equivalents	151,157	89,850
Available-for-sale securities, at fair value	100,572	101,908

Residential real estate loans held for sale	6,449	7,093
SBA loans held for sale	1,070	1,942
Total loans held for sale	7,519	9,035

Loans
Commercial real estate	426,568	348,676
Residential real estate	113,962	132,669
Commercial and industrial	145,956	123,133
Consumer	5,950	7,659
Total loans	692,436	612,137
Less: Allowance for loan losses	2,350	1,926
Loans, net	690,086	610,211

Premises and equipment, net	7,801	8,253
Real estate owned and other repossessed collateral, net	1,652	1,651
Federal Home Loan Bank stock, at cost	2,408	4,102
Intangible assets, net	1,732	2,209
Bank owned life insurance	15,725	15,276
Other assets	7,501	8,223
Total assets	$986,153	$850,718
Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand	$66,686	$60,383
Savings and interest checking	107,218	100,134
Money market	275,437	168,527
Time	351,091	345,715
Total deposits	800,432	674,759

Federal Home Loan Bank advances	30,075	30,188
Wholesale repurchase agreements	-	10,037
Short-term borrowings	-	2,349
Subordinated debt	23,331	8,626
Capital lease obligation	1,128	1,368
Other liabilities	14,596	10,664
Total liabilities	869,562	737,991
Commitments and contingencies (Note 15)

Shareholders' equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2016 and June 30, 2015	-	-
Voting common stock, $1.00 par value, 25,000,000 shares authorized; 8,089,790 and 8,575,144 shares issued and outstanding at June 30, 2016 and June 30, 2015, respectively	8,089	8,575
Non-voting common stock, $1.00 par value, 3,000,000 shares authorized; 1,227,683 and 1,012,739 shares issued and outstanding at June 30, 2016 and June 30, 2015, respectively	1,228	1,013
Additional paid-in capital	83,020	85,506
Retained earnings	26,160	18,921
Accumulated other comprehensive loss	(1,906)	(1,288)
Total shareholders' equity	116,591	112,727
Total liabilities and shareholders' equity	$986,153	$850,718

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

	Year Ended June 30,
	2016	2015
Interest and dividend income:
Interest and fees on loans	$45,849	$43,383
Interest on available-for-sale securities	930	913
Other interest and dividend income	456	292
Total interest and dividend income	47,235	44,588

Interest expense:
Deposits	6,027	5,010
Federal Home Loan Bank advances	1,027	1,101
Wholesale repurchase agreements	67	288
Short-term borrowings	20	29
Subordinated debt	651	718
Obligation under capital lease agreements	63	74
Total interest expense	7,855	7,220
Net interest and dividend income before provision for loan losses	39,380	37,368
Provision for loan losses	1,618	717
Net interest and dividend income after provision for loan losses	37,762	36,651

Noninterest income:
Fees for other services to customers	1,657	1,494
Gain on sales of residential loans held for sale	1,684	1,877
Gain on sales of portfolio loans	4,178	2,821
(Loss) gain recognized on real estate owned and other repossessed collateral, net	(255)	428
Bank-owned life insurance income	449	440
Other noninterest income	60	29
Total noninterest income	7,773	7,089

Noninterest expense:
Salaries and employee benefits	19,548	18,817
Occupancy and equipment expense	5,227	4,939
Professional fees	1,463	1,658
Data processing fees	1,487	1,355
Marketing expense	285	244
Loan acquisition and collection expense	1,368	1,458
FDIC insurance premiums	489	504
Intangible asset amortization	477	589
Other noninterest expense	3,468	3,040
Total noninterest expense	33,812	32,604
Income before income tax expense	11,723	11,136
Income tax expense	4,104	3,995
Net income	$7,619	$7,141

Weighted-average shares outstanding:
Basic	9,474,999	9,980,733
Diluted	9,484,635	9,980,733

Earnings per common share:
Basic	$0.80	$0.72
Diluted	0.80	0.72

Cash dividends declared per common share	$0.04	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended June 30,
	2016	2015
Net income	$7,619	$7,141
Other comprehensive loss, before tax:
Available-for-sale securities:
Change in net unrealized gain on available-for-sale securities	1,033	442
Derivatives and hedging activities:
Change in accumulated loss on effective cash flow hedges	(2,032)	(529)
Reclassification adjustments included in net income	(3)	(49)
Total derivatives and hedging activities	(2,035)	(578)
Total other comprehensive loss, before tax	(1,002)	(136)
Income tax benefit related to other comprehensive loss	(384)	(131)
Other comprehensive loss, net of tax	(618)	(5)
Comprehensive income	$7,001	$7,136

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

	Preferred Stock		Voting Common Stock		Non-voting Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at June 30, 2014	-	$-	9,260,331	$9,260	880,963	$881	$90,914	$12,182	$(1,283)	$111,954
Net income	-	-	-	-	-	-	-	7,141	-	7,141
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	(5)	(5)
Common stock repurchased	-	-	(710,662)	(711)	-	-	(5,955)	-	-	(6,666)
Conversion of voting common stock to non-voting common stock	-	-	(131,776)	(132)	131,776	132				-
Dividends on common stock at $0.04 per share	-	-	-	-	-	-	-	(402)	-	(402)
Stock-based compensation	-	-	-	-	-	-	705	-	-	705
Issuance of restricted common stock	-	-	174,000	174			(174)			-
Forfeiture of restricted common stock	-	-	(16,749)	(16)	-	-	16	-	-	-
Balance at June 30, 2015	-	$-	8,575,144	$8,575	1,012,739	$1,013	$85,506	$18,921	$(1,288)	$112,727
Net income	-	-	-	-	-	-	-	7,619	-	7,619
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	(618)	(618)
Common stock repurchased	-	-	(322,900)	(323)	-	-	(3,036)	-	-	(3,359)
Conversion of voting common stock to non-voting common stock	-	-	(214,944)	(215)	214,944	215	-	-	-	-
Dividends on common stock at $0.04 per share	-	-	-	-	-	-	-	(380)	-	(380)
Stock-based compensation	-	-	-	-	-	-	613	-	-	613
Issuance of restricted common stock	-	-	100,000	100	-	-	(100)	-	-	-
Cancellations and forfeiture of restricted common stock	-	-	(47,510)	(48)	-	-	37	-	-	(11)
Balance at June 30, 2016	-	$-	8,089,790	8,089	1,227,683	$1,228	$83,020	$26,160	$(1,906)	$116,591

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended June 30,
	2016	2015
Operating activities:
Net income	$7,619	$7,141
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,618	717
Loss (gain) recognized on real estate owned and other repossessed collateral, net	243	(428)
Loss on premises and equipment	11	91
Accretion of fair value adjustments on loans, net	(9,384)	(11,899)
Accretion of fair value adjustments on deposits, net	(6)	(171)
Accretion of fair value adjustments on borrowings, net	43	(112)
Originations of loans held for sale	(130,010)	(98,383)
Net proceeds from sales of loans held for sale	134,522	126,430
Gain on sales of residential loans held for sale, net	(1,684)	(1,877)
Gain on sales of portfolio loans, net	(4,178)	(2,821)
Amortization of intangible assets	477	589
Bank-owned life insurance income, net	(449)	(440)
Depreciation of premises and equipment	1,631	1,666
Deferred income tax expense (benefit)	2,122	(1,185)
Stock-based compensation	613	705
Amortization of available-for-sale securities, net	1,025	1,001
Changes in other assets and liabilities:
Other assets	(1,001)	(60)
Other liabilities	1,882	556
Net cash provided by operating activities	5,094	21,520

Investing activities:
Purchases of available-for-sale securities	(45,160)	-
Proceeds from maturities and principal payments on available-for-sale securities	46,504	11,414
Loan purchases	(99,999)	(82,654)
Loan originations, principal collections, and purchased loan paydowns, net	28,975	(24,585)
Purchases and disposals of premises and equipment, net	(1,190)	(1,244)
Proceeds from sales of premises and equipment	-	369
Proceeds from sales of real estate owned and other repossessed collateral	1,537	2,563
Redemption of Federal Home Loan Bank stock	1,694	-
Net cash used in investing activities	(67,639)	(94,137)

Financing activities:
Issuance of subordinated debt, net of debt issuance costs	14,512	-
Net increase in deposits	125,679	100,601
Net decrease in short-term borrowings	(2,349)	(635)
Dividends paid on common stock	(380)	(402)
Repurchase of common stock	(3,359)	(6,666)
Repayment of FHLBB borrowings and wholesale repurchase agreements	(10,000)	(12,500)
Repayment of capital lease obligation	(240)	(190)
Taxes paid through cancellation of common stock	(11)	-
Net cash provided by financing activities	123,852	80,208
Net increase in cash and cash equivalents	61,307	7,591
Cash and cash equivalents, beginning of year	89,850	82,259
Cash and cash equivalents, end of year	$151,157	$89,850

Supplemental schedule of cash flow information:
Interest paid	$7,773	$7,487
Income taxes paid, net	2,166	5,664

Supplemental schedule of noncash investing and financing activities:
Transfers from loans to real estate owned and other repossessed collateral, net	$1,781	$1,764

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

The accounting and reporting policies of Northeast Bancorp and Subsidiary (the “Company" or "Northeast") conform to accounting principles generally accepted in the United States of America ("US GAAP") and conform to practices within the financial services industry.

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

NBN Capital Trust II, NBN Capital Trust III and NBN Capital Trust IV are considered affiliates and are deconsolidated pursuant to criteria established by FASB Accounting Standards Codification ("ASC") 810, Consolidation ("ASC 810"). The investments in these affiliates were $496 thousand in aggregate and are included in other assets.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current year's presentation.

Use of Estimates

The financial statements have been prepared in conformity with US GAAP. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the statement of financial condition and income and expenses for the period. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the determination of fair values in conjunction with the application of loan acquisition accounting.

Concentrations of Credit Risk

Most of the Community Banking Division's business activity is with customers located within the State of Maine. However, the business activities of the Bank’s Loan Acquisition and Servicing Group ("LASG") and the SBA Division are diversified across the country. In all regions, the Company’s focus is to originate and purchase commercial real estate loans. Repayment of loans is expected from cash flows of the borrower. Losses on secured loans are limited by the value of the collateral upon default of the borrowers. The Company does not have any significant concentrations to any one industry or customer.

Cash and Cash Equivalents

For purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents consist of cash and due from banks and short-term investments. The Company is required to maintain a certain reserve balance in the form of cash or deposits with other financial institutions. At June 30, 2016 and 2015, such reserve balances totaled $4.0 million and $4.4 million, respectively.

Available-for-Sale Securities

Securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Those securities held for indefinite periods of time but not necessarily to maturity are classified as available-for-sale. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability, liquidity, or capital management strategies and may be sold in response to changes in interest rates, maturities, asset/liability mix, liquidity needs, regulatory capital needs or other business factors. Securities available-for-sale are carried at estimated fair value with unrealized gains and losses reported on an after-tax basis in shareholders' equity as accumulated other comprehensive income or loss.

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

Federal Home Loan Bank Stock

During the periods presented, the Company has owned investments in the stock of the Federal Home Loan Bank of Boston ("FHLBB"). No ready market exists for these stocks, and they have no quoted market values. The Bank, as a member of the FHLBB, is required to maintain investments in the capital stock of the FHLBB equal to their membership base investments plus an activity-based investment determined according to the Bank's level of outstanding FHLBB advances. The Company reviews its investments in FHLBB stock periodically to determine if other-than-temporary impairment exists. The Company reviews recent public filings, rating agency analysis and other factors, when making the determination. As of June 30, 2016 and 2015, no impairment has been recognized.

Loans Held for Sale and Loan Servicing

Residential real estate mortgage loans are designated as held for sale or held to maturity based on intent, which is determined when loans are underwritten. Loans originated and held for sale in the secondary market are carried at the lower of cost or fair value. The SBA Division loans are designated as held for sale based on intent to sell, which is determined on a quarterly basis. The guaranteed portions of the loans are transferred to held for sale and are carried at the lower of cost or fair value. Realized gains and losses on sales of residential loans are determined using the specific identification method, and realized gains and losses on sales of SBA loans are determined using the allocation of participating interests sold and retained. Direct loan origination costs and fees related to loans held for sale are deferred upon origination and are recognized as an adjustment to the gain or loss on the date of sale.

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

In connection with the mortgage loans to be held for sale, the Company often offers interest rate lock commitments to prospective borrowers. The Company manages this interest rate risk by entering into offsetting forward sale agreements with third party investors for certain funded loans and loan commitments. The Company uses "best efforts" forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. The gross effect of the derivative loan commitments and forward sale agreements is nominal at each date presented.

In its SBA Division activities, the Company recognizes the SBA servicing rights as separate assets, which is included in other assets on the consolidated balance sheet. The Company capitalizes SBA servicing rights at the net present value of the fee income and fee cost spread upon the sale of the related loans. The Company uses the amortization method to subsequently measure servicing assets. The SBA servicing rights are amortized over the estimated weighted average life of the loans. The Company's assumptions with respect to prepayments, which affect the estimated average life of the loans, are adjusted quarterly and as necessary to reflect current circumstances. The Company evaluates the estimated life and fair value of its servicing portfolio based on data that is disaggregated to reflect note rate, type, and term on the underlying loans. The Company performs an assessment of capitalized SBA servicing rights for impairment based on the current fair value of those rights. Fair value of the servicing rights is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, prepayment speeds and default rates and losses. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income.

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

In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructuring ("TDR"), and therefore by definition is an impaired loan. Concessionary modifications may include adjustments to interest rates, extensions of maturity, and other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. For loans accounted for under ASC 310-30, the Company evaluates whether it has granted a concession by comparing the restructured debt terms to the expected cash flows at acquisition plus any additional cash flows expected to be collected arising from changes in estimate after acquisition. As a result, if an ASC 310-30 loan is modified to be consistent with, or better than, the Company's expectations at acquisition, the modified loan would not qualify as a TDR. Nonaccrual loans that are restructured generally remain on nonaccrual status for a minimum period of six months to demonstrate that the borrower can meet the restructured terms. If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status. If the borrower's ability to meet the revised payment schedule is not reasonably assured, the loan is classified as a nonaccrual loan. With limited exceptions, loans classified as TDRs remain classified as such until the loan is paid off.

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

Purchased: Loans in this segment are typically secured by commercial real estate, multi-family residential real estate, or business assets and have been acquired by the LASG. Loans acquired by the LASG are, with limited exceptions, performing loans at the date of purchase. Repayment of loans in this segment is largely dependent on cash flow from the successful operation of the property, in the case of non-owner occupied property, or operating business, in the case of owner-occupied property. Loan performance may be adversely affected by factors affecting the general economy or conditions specific to the real estate market, such as geographic location or property type. Loans in this segment are evaluated for impairment under ASC 310-30. The Company reviews expected cash flows from purchased loans on a quarterly basis. The effect of a decline in expected cash flows subsequent to the acquisition of the loan is recognized through a specific allocation in the allowance for loan losses

The general component of the allowance for loan losses for originated loans is based on historical loss experience adjusted for qualitative factors stratified by loan segment. The Company does not weight periods used in that analysis to determine the average loss rate in each portfolio segment. This historical loss factor is adjusted for the following qualitative factors:

●	Levels and trends in delinquencies;

●	Trends in the volume and nature of loans;

●	Trends in credit terms and policies, including underwriting standards, procedures and practices, and the experience and ability of lending management and staff;

●	Trends in portfolio concentration;

●	National and local economic trends and conditions;

●	Effects of changes or trends in internal risk ratings; and

●	Other effects resulting from trends in the valuation of underlying collateral.

The allocated component of the allowance for loan losses relates to loans that are classified as impaired. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than the carrying value of that loan.

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

Intangible Assets

Identifiable intangible assets subject to amortization are amortized over the estimated lives of the intangibles using a method that approximates the amount of economic benefits that are realized by the Company. Identifiable intangible assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

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

Transfers of a portion of a loan must meet the criteria of a participating interest. If it does not meet the criteria of a participating interest, the transfer must be accounted for as a secured borrowing. In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, and the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan.

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

When the Company sells financial assets, it may retain servicing rights and/or other interests in the financial assets. The gain or loss on sale depends on the previous carrying amount of the transferred financial assets, the servicing right recognized, and the consideration received and any liabilities incurred in exchange for the transferred assets. Upon transfer, any servicing assets and other interests held by the Company are carried at the lower of cost or fair value.

Segment Reporting

All of the Company's operations are considered by management to be one operating segment.

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU No. 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects ("ASU 2014-01"). The amendments in ASU 2014-01 provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The Company’s adoption of this guidance did not have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2015-14, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) was issued in August 2015 which defers adoption to annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

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

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). The amendment affects reporting entities that elect to measure the fair value of an investment using the net asset value per share as a practical expedient. The Company adopted the standard in the current period. See Part I. Item I. “Notes to Consolidated Financial Statements – Note 18: Fair Value Measurements” for further discussion and related effect.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This guidance changes how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability exception will be available for equity investments that do not have readily determinable fair values, however; the exception requires the Company to adjust the carrying amount for impairment and observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This guidance also changes certain disclosure requirements and other aspects of current US GAAP. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within the fiscal year. Early adoption is permitted for only one of the six amendments. The Company is currently evaluating the impact of the adoption of ASU 2016-01 on its consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments (Topic 326) (“ASU 2016-13”). This update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU will be effective for fiscal years beginning after December 15, 2019. Early adoption is available as of the fiscal year beginning after December 15, 2018. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

2. Securities Available-for-Sale

The following presents a summary of the amortized cost, gross unrealized holding gains and losses, and fair value of securities available for sale.

	June 30, 2016
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Government agency securities	$51,948	$98	$-	$52,046
Agency mortgage-backed securities	43,330	90	(52)	43,368
Other investment measured at net asset value	5,097	61	-	5,158
	$100,375	$249	$(52)	$100,572

	June 30, 2015
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Government agency securities	$48,191	$40	$(1)	$48,230
Agency mortgage-backed securities	54,553	2	(877)	53,678
Other investment measured at net asset value	-	-	-	-
	$102,744	$42	$(878)	$101,908

At June 30, 2016, the Company held no securities of any single issuer (excluding the U. S. Government and federal agencies) with a book value that exceeded 10% of shareholders’ equity.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on sale. There were no securities sold during fiscal 2016 or fiscal 2015. At June 30, 2016, no investment securities were pledged as collateral to secure outstanding wholesale repurchase agreements and FHLBB advances.

The following summarizes the Company’s gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

June 30, 2016
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Dollars in thousands)
U.S. Government agency securities	$-	$-	$-	$-	$-	$-
Agency mortgage-backed securities	-	-	25,350	(52)	25,350	(52)
Other investment measured at net asset value	-	-	-	-	-	-
	$-	$-	$25,350	$(52)	$25,350	$(52)

	June 30, 2015
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government agency securities	$2,999	$(1)	$-	$-	$2,999	$(1)
Agency mortgage-backed securities	10,295	(106)	41,349	(771)	51,644	(877)
Other investment measured at net asset value	-	-	-	-	-	-
	$13,294	$(107)	$41,349	$(771)	$54,643	$(878)

There were no other-than-temporary impairment losses on securities during the years ended June 30, 2016 and 2015.

At June 30, 2016, the Company had eleven securities in a continuous loss position for greater than twelve months. At June 30, 2016, all of the Company’s available-for-sale securities were issued or guaranteed by either government agencies or government-sponsored enterprises. The decline in fair value of the Company’s available-for-sale securities at June 30, 2016 is attributable to changes in interest rates.

In addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company’s investment portfolio, management of the Company also considers the Company’s ability and intent to hold such securities to maturity or recovery of cost. At June 30, 2016, the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the investment securities before recovery of its amortized cost. As such, management does not believe any of the Company’s available-for-sale securities are other-than-temporarily impaired at June 30, 2016.

The investment measured at net asset value is a fund that seeks to invest in securities either issued or guaranteed by the U.S. government or its agencies. The underlying composition of the fund is primarily government agencies or other investment-grade investments. The effective duration of the investments is 4.52 years.

The amortized cost and fair values of available-for-sale debt securities by contractual maturity are shown below as of June 30, 2016. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within one year	$12,011	$12,014
Due after one year through five years	39,937	40,032
Due after five years through ten years	19,708	19,797
Due after ten years	23,622	23,571
Total	$95,278	$95,414

3. Loans, Allowance for Loan Losses and Credit Quality

The composition of the Company’s loan portfolio is as follows on the dates indicated.

	June 30, 2016			June 30, 2015
	Originated	Purchased	Total	Originated	Purchased	Total
	(Dollars in thousands)
Residential real estate	$93,391	$2,559	$95,950	$106,275	$2,068	$108,343
Home equity	18,012	-	18,012	24,326	-	24,326
Commercial real estate	189,616	236,952	426,568	148,425	200,251	348,676
Commercial and industrial	145,758	198	145,956	122,860	273	123,133
Consumer	5,950	-	5,950	7,659	-	7,659
Total loans	$452,727	$239,709	$692,436	$409,545	$202,592	$612,137

Total loans include deferred loan origination fees, net, of $58 thousand and $236 thousand as of June 30, 2016 and June 30, 2015, respectively.

Loans pledged as collateral with the FHLBB for outstanding borrowings and additional borrowing capacity totaled $106.2 million and $131.3 million at June 30, 2016 and 2015, respectively.

Past Due and Nonaccrual Loans

The following is a summary of past due and non-accrual loans:

	June 30, 2016
			Past Due	Past Due
			90 Days or	90 Days or	Total			Non-
	30-59	60-89	More-Still	More-	Past	Total	Total	Accrual
	Days	Days	Accruing	Nonaccrual	Due	Current	Loans	Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$302	$910	$-	$1,555	$2,767	$90,624	$93,391	$2,613
Home equity	146	-	-	48	194	17,818	18,012	48
Commercial real estate	132	-	-	188	320	189,296	189,616	474
Commercial and industrial	-	-	-	15	15	145,743	145,758	17
Consumer	73	56	-	74	203	5,747	5,950	163
Total originated portfolio	653	966	-	1,880	3,499	449,228	452,727	3,315
Purchased portfolio:
Residential real estate	-	-	-	-	-	2,559	2,559	1,125
Commercial and industrial	-	-	-	-	-	198	198	-
Commercial real estate	-	19	-	3,387	3,406	233,546	236,952	3,387
Total purchased portfolio	-	19	-	3,387	3,406	236,303	239,709	4,512
Total loans	$653	$985	$-	$5,267	$6,905	$685,531	$692,436	$7,827

	June 30, 2015
			Past Due	Past Due
			90 Days or	90 Days or	Total			Non-
	30-59	60-89	More-Still	More-	Past	Total	Total	Accrual
	Days	Days	Accruing	Nonaccrual	Due	Current	Loans	Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$239	$973	$-	$1,393	$2,605	$103,670	$106,275	$3,021
Home equity	9	-	-	11	20	24,306	24,326	11
Commercial real estate	300	-	-	704	1,004	147,421	148,425	994
Commercial and industrial	-	-	-	2	2	122,858	122,860	2
Consumer	105	29	-	56	190	7,469	7,659	190
Total originated portfolio	653	1,002	-	2,166	3,821	405,724	409,545	4,218
Purchased portfolio:
Residential real estate	-	-	-	-	-	2,068	2,068	-
Commercial and industrial	-	-	-	-	-	273	273	-
Commercial real estate	86	299	-	2,410	2,795	197,456	200,251	6,532
Total purchased portfolio	86	299	-	2,410	2,795	199,797	202,592	6,532
Total loans	$739	$1,301	$-	$4,576	$6,616	$605,521	$612,137	$10,750

Allowance for Loan Losses and Impaired Loans

The following table sets forth activity in the Company’s allowance for loan losses:

	Year Ended June 30, 2016
	Residential	Commercial	Commercial and
	Real Estate	Real Estate	Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$741	$694	$117	$35	$283	$56	$1,926
Provision	21	547	243	76	787	(56)	1,618
Recoveries	35	5	14	17	-	-	71
Charge-offs	(134)	(51)	(77)	(66)	(937)	-	(1,265)
Ending balance	$663	$1,195	$297	$62	$133	$-	$2,350

	Year Ended June 30, 2015
	Residential	Commercial	Commercial and
	Real Estate	Real Estate	Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$580	$358	$48	$79	$268	$34	$1,367
Provision	344	335	38	(37)	15	22	717
Recoveries	24	1	34	21	-	-	80
Charge-offs	(207)	-	(3)	(28)	-	-	(238)
Ending balance	$741	$694	$117	$35	$283	$56	$1,926

The following table sets forth information regarding the allowance for loan losses by portfolio segment and impairment methodology.

	June 30, 2016
	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$386	$59	$2	$23	$-	$-	$470
Collectively evaluated	277	1,136	295	39	-	-	1,747
ASC 310-30	-	-	-	-	133	-	133
Total	$663	$1,195	$297	$62	$133	$-	$2,350

Loans:
Individually evaluated	$5,039	$1,686	$17	$362	$-	$-	$7,104
Collectively evaluated	106,364	187,930	145,741	5,588	-	-	445,623
ASC 310-30	-	-	-	-	239,709	-	239,709
Total	$111,403	$189,616	$145,758	$5,950	$239,709	$-	$692,436

	June 30, 2015
	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$435	$21	$-	$-	$-	$-	$456
Collectively evaluated	306	673	117	35	-	56	1,187
ASC 310-30	-	-	-	-	283	-	283
Total	$741	$694	$117	$35	$283	$56	$1,926

Loans:
Individually evaluated	$4,095	$2,381	$2	$253	$-	$-	$6,731
Collectively evaluated	126,506	146,044	122,858	7,406	-	-	402,814
ASC 310-30	-	-	-	-	202,592	-	202,592
Total	$130,601	$148,425	$122,860	$7,659	$202,592	$-	$612,137

The following table sets forth information regarding impaired loans. Loans accounted for under ASC 310-30 that have performed based on cash flow and accretable yield expectations determined at date of acquisition are not considered impaired assets and have been excluded from the tables below.

	June 30, 2016			June 30, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$3,192	$3,299	$-	$1,975	$2,076	$-
Consumer	257	282	-	253	262	-
Commercial real estate	451	453	-	1,505	1,510	-
Commercial and industrial	15	15	-	2	2	-
Purchased:
Residential real estate	1,125	1,125	-	-	-	-
Commercial real estate	4,574	4,886	-	7,673	9,606	-
Total	9,614	10,060	-	11,408	13,456	-

Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,847	1,802	386	2,120	2,060	435
Consumer	105	112	23	-	-	-
Commercial real estate	1,235	1,223	59	876	870	21
Commercial and industrial	2	2	2	-	-	-
Purchased:
Commercial real estate	1,484	1,812	66	1,208	1,644	260
Total	4,673	4,951	536	4,204	4,574	716
Total impaired loans	$14,287	$15,011	$536	$15,612	$18,030	$716

The following tables set forth information regarding interest income recognized on impaired loans.

	Year Ended June 30,
	2016		2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$2,584	$151	$1,490	$92
Consumer	255	27	226	80
Commercial real estate	978	31	1,436	71
Commercial and industrial	9	-	1	1
Purchased:
Residential real estate	563	51	-	-
Commercial real estate	6,123	140	5,265	249
Total	10,512	400	8,418	493
Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,984	96	1,715	87
Consumer	53	3	20	17
Commercial real estate	1,056	63	1,029	59
Commercial and industrial	1	-	-	-
Purchased:
Commercial real estate	1,346	83	1,549	41
Total	4,440	245	4,313	204
Total impaired loans	$14,952	$645	$12,731	$697

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

The following tables present the Company’s loans by risk rating.

	June 30, 2016
	Originated Portfolio
	Commercial	Commercial	Residential	Purchased
	Real Estate	and Industrial	Real Estate (1)	Portfolio	Total
	(Dollars in thousands)
Loans rated 1- 6	$186,165	$142,451	$7,659	$227,895	$564,170
Loans rated 7	2,493	3,290	431	7,147	13,361
Loans rated 8	958	17	537	4,667	6,179
Loans rated 9	-	-	23	-	23
Loans rated 10	-	-	-	-	-
	$189,616	$145,758	$8,650	$239,709	$583,733

	June 30, 2015
	Originated Portfolio
	Commercial	Commercial	Residential	Purchased
	Real Estate	and Industrial	Real Estate (1)	Portfolio	Total
	(Dollars in thousands)
Loans rated 1- 6	$142,321	$122,829	$8,049	$190,193	$463,392
Loans rated 7	4,417	31	634	5,628	10,710
Loans rated 8	1,687	-	429	6,771	8,887
Loans rated 9	-	-	23	-	23
Loans rated 10	-	-	-	-	-
	$148,425	$122,860	$9,135	$202,592	$483,012

(1) Certain of the Company’s loans made for commercial purposes, but secured by residential collateral, are rated under the Company’s risk-rating system.

Troubled Debt Restructurings

The following table shows the Company’s post-modification balance of TDRs by type of modification.

	Year Ended June 30,
	2016		2015
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
Extended maturity	-	$-	7	$1,934
Adjusted interest rate	4	129	9	430
Rate and maturity	9	1,297	6	211
Principal deferment	-	-	1	443
Court ordered concession	-	-	4	84
	13	$1,426	27	$3,102

The following table shows loans modified in a TDR and the change in the recorded investment subsequent to the modifications.

	Year Ended June 30,
	2016			2015
		Recorded	Recorded		Recorded	Recorded
	Number of	Investment	Investment	Number of	Investment	Investment
	Contracts	Pre-Modification	Post-Modification	Contracts	Pre-Modification	Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	9	$502	$533	17	$1,223	$1,223
Home equity	-	-	-	-	-	-
Commercial real estate	1	154	154	1	200	200
Commercial and industrial	1	2	2	-	-	-
Consumer	1	19	19	6	51	51
Total originated portfolio	12	677	708	24	1,474	1,474

Purchased portfolio:
Commercial real estate	1	718	718	3	1,628	1,628
Total purchased portfolio	1	718	718	3	1,628	1,628
Total	13	$1,395	$1,426	27	$3,102	$3,102

As of June 30, 2016, there were no further commitments to lend to borrowers associated with loans modified in a TDR.

The Company considers TDRs past due 90 days or more to be in payment default. One loan modified in a TDR in the last twelve months defaulted during the year ended June 30, 2016, with a balance of $8 thousand, compared to three loans during the twelve months ended June 30, 2015, with an aggregate balance of $100 thousand.

ASC 310-30 Loans

The following tables present a summary of loans accounted for under ASC 310-30 that were acquired by the Company during the period indicated.

	Year Ended June 30, 2016	Year Ended June 30, 2015
	(Dollars in thousands)
Contractually required payments receivable	$148,394	$128,452
Nonaccretable difference	(2,050)	(2,042)
Cash flows expected to be collected	146,344	126,410
Accretable yield	(46,345)	(43,756)
Fair value of loans acquired	$99,999	$82,654

Certain of the loans accounted for under ASC 310-30 that were acquired by the Company are not accounted for using the income recognition model because the Company cannot reasonably estimate cash flows expected to be collected. When acquired these loans are placed on non-accrual. The carrying amounts of such loans are as follows.

	As of and for the Year Ended June 30, 2016	As of and for the Year Ended June 30, 2015
	(Dollars in thousands)
Loans acquired during the period	$424	$357
Loans at end of period	4,512	6,127

The following tables summarize the activity in the accretable yield for loans accounted for under ASC 310-30.

	Year Ended June 30, 2016	Year Ended June 30, 2015
	(Dollars in thousands)
Beginning balance	$111,449	$109,040
Acquisitions	46,345	43,756
Accretion	(16,900)	(16,886)
Reclassifications from non-accretable difference to accretable yield	7,079	157
Disposals and other changes	(23,822)	(24,618)
Ending balance	$124,151	$111,449

The following table provides information related to the unpaid principal balance and carrying amounts of ASC 310-30 loans.

	June 30, 2016	June 30, 2015
	(Dollars in thousands)
Unpaid principal balance	$267,985	$235,716
Carrying amount	237,054	199,113

4. Transfers and Servicing of Financial Assets

The Company sells loans in the secondary market and, for certain loans, retains the servicing responsibility. Consideration for the sale includes the cash received as well as the related servicing rights asset. The Company receives fees for the services provided.

Capitalized servicing rights as of June 30, 2016 totaled $1.8 million, compared to $1.1 million as of June 30, 2015, and are included in other assets on the consolidated balance sheets.

Mortgage loans sold in the year ended June 30, 2016 totaled $89.1 million, compared to $101.3 million in the year ended June 30, 2015. Mortgage loans serviced for others totaled $12.9 million at June 30, 2016 and $16.1 million at June 30, 2015. Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $35.9 million and $38.8 million at June 30, 2016 and June 30, 2015, respectively.

SBA loans sold during the year ended June 30, 2016 totaled $39.1 million, compared to $22.2 million in the year ended June 30, 2015. SBA loans serviced for others totaled $80.8 million at June 30, 2016 and $53.5 million at June 30, 2015.

Mortgage and SBA loans serviced for others are accounted for as sales and therefore are not included in the accompanying consolidated balance sheets. The risks inherent in mortgage servicing assets and SBA servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.

Contractually specified servicing fees were $649 thousand and $471 thousand for the years ended June 30, 2016 and 2015, respectively, and were included as a component of fees for other services to customers within non-interest income.

The significant assumptions used in the valuation for mortgage servicing rights as of June 30, 2016 included a weighted average discount rate of 6.3% and a weighted average prepayment speed assumption of 19.4%. For the SBA servicing rights, the significant assumptions used in the valuation included a discount rate, ranging from 7.8% to 13.0% and a weighted average prepayment speed assumption of 7.5%.

Residential mortgage servicing rights activity was as follows:

June 30, 2016
(Dollars in thousands)
Balance, June 30, 2014	$64
Amortization	(28)
Allowance Adjustment	1
Balance, June 30, 2015	37
Amortization	(19)
Allowance Adjustment	(1)
Balance, June 30, 2016	$17

SBA servicing rights activity was as follows:

June 30, 2016
(Dollars in thousands)
Balance, June 30, 2014	$236
Additions	940
Amortization	(80)
Allowance Adjustment	(19)
Balance, June 30, 2015	1,077
Additions	1,230
Disposals	(38)
Amortization	(52)
Allowance Adjustment	(463)
Balance, June 30, 2016	$1,754

5. Premises and Equipment

Premises and equipment consists of the following:

	June 30, 2016	June 30, 2015	Estimated Useful Life
	(Dollars in thousands)		(In years)
Land	$804	$804		n/a
Buildings	1,760	1,760		39
Assets recorded under capital lease	1,850	1,850		Term of lease
Leasehold and building improvements	3,452	3,051	5	-	39 (or term of lease, if shorter)
Furniture, fixtures and equipment	7,962	7,745	3	-	7
	15,828	15,210
Less accumulated depreciation	8,027	6,957
Net premises and equipment	$7,801	$8,253

Depreciation and amortization of premises and equipment included in occupancy and equipment expense was $1.6 million for the year ended June 30, 2016 and $1.7 million for the year ended June 30, 2015.

6. Intangible Assets

At June 30, 2016 and 2015, intangible assets consisted of a core deposit intangible. The Company’s core deposit intangible is being amortized on an accelerated basis over 9.5 years, with an estimated remaining life of 4 years.

The changes in the carrying amount of the core deposit intangible follow:

June 30, 2016
(Dollars in thousands)
Balance, June 30, 2014	$2,798
Amortization	(589)
Balance, June 30, 2015	2,209
Amortization	(477)
Balance, June 30, 2016	$1,732

The components of core deposit intangible follow:

	June 30, 2016	June 30, 2015
	(Dollars in thousands)
Core Deposit Intangible:
Gross carrying amount	$6,348	$6,348
Accumulated amortization	(4,616)	(4,139)
Net carrying amount	$1,732	$2,209

Expected annual amortization expense associated with the core deposit intangible over the period of estimated economic benefit is as follows:

Fiscal Year	Expected Amortization Expense
(Dollars in thousands)
2017	$432
2018	433
2019	433
2020	434
Total	$1,732

7. Deposits

The composition of deposits is as follows:

	June 30, 2016	June 30, 2015
	(Dollars in thousands)
Demand	$66,686	$60,383
NOW	71,148	64,289
Money market	275,437	168,527
Regular savings	36,070	35,845
Time certificates of less than $100 thousand	72,190	82,973
Time certificates of greater than $100 thousand	278,901	262,742
Total	$800,432	$674,759

There were no time deposits greater than $250 thousand as of June 30, 2016, and there were $569 thousand of time deposits greater than $250 thousand as of June 30, 2015.

The scheduled maturities of time certificates by fiscal year are as follows:

Fiscal Year	June 30, 2016
(Dollars in thousands)
2017	226,515
2018	72,264
2019	33,030
2020	14,326
Thereafter	4,956
Total	$351,091

8. Borrowings

Federal Home Loan Bank Advances

A summary of advances from the Federal Home Loan Bank of Boston follows:

Maturity	Unpaid Principal Balance		Carrying Amount(1)		Weighted Average Interest Rate
By Fiscal	2016	2015	2016	2015	2016	2015
Year	(Dollars in thousands)
2016	-	15,000	-	15,000	-	0.38%
2017	25,000	10,000	25,037	10,123	2.10%	2.84%
2018	5,000	5,000	5,038	5,065	4.29%	1.43%
	$30,000	$30,000	$30,075	$30,188	2.46%	2.34%

(1)

The difference between the carrying amount and the unpaid principal balance is the result of purchase accounting. The premium or discount is being amortized or accreted as interest expense over the instrument’s contractual life.

At June 30, 2016, FHLBB advances with unpaid principal of $10.0 million were subject to call provisions and may be called prior to the stated maturity.

Certain mortgage loans, free of liens, pledges and encumbrances and certain investment securities maintained at the FHLBB not otherwise pledged have been pledged under a blanket agreement to secure these advances. The Company is required to own stock in the Federal Home Loan Bank of Boston in order to borrow from the FHLBB.

At June 30, 2016, the Company had approximately $16.8 million of additional capacity to borrow from the FHLBB.

Wholesale Repurchase Agreements

As of June 30, 2016, the Company did not have any outstanding wholesale repurchase agreements. During the year ended June 30, 2016, the Company paid off the wholesale repurchase agreements at maturity. At June 30, 2015, the Company had wholesale repurchase agreements with an unpaid principal balance and carrying amount of $10.0 million, with a weighted average interest rate of 4.44%.

Capital Lease Obligation

In fiscal 2006, the Company recognized a capital lease obligation for its Lewiston, Maine, headquarters. The present value of the lease payments over fifteen years exceeded 90% of the fair value of the property.

The outstanding capital lease obligations are as follows for years ending June 30:

Capital Lease Obligation
(Dollars in thousands)
2017	$306
2018	306
2019	306
2020	306
2021	25
Total	1,249
Imputed interest	(121)
Capital lease obligation	$1,128

Short-Term Borrowings

Short-term borrowings are sweep accounts, which are a demand account product that moves balances in excess of an agreed upon target amount from a demand deposit account into an interest-bearing account overnight. The weighted average interest rate on short-term borrowings was 1.91% at June 30, 2015. The Company held no short-term borrowings as of June 30, 2016.

9. Subordinated Debt

Trust Preferred Securities and Junior Subordinated Debentures

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

The following table summarizes the Junior Subordinated Debentures issued by the Company to each affiliated trust and the Private Trust Securities issued by each affiliated trust as of June 30, 2016. Amounts include the junior subordinated debentures acquired by the affiliated trusts from the Company with the capital contributed by the Company in exchange for the common securities of such trust, which were $93 thousand each for NBN Capital Trust II and III and $310 thousand for NBN Capital Trust IV. The trust preferred securities (the "Preferred Securities") were sold in two separate private placement offerings. The Company has the right to redeem the Junior Subordinated Debentures, in whole or in part, on or after March 30, 2009, for NBN Capital Trust II and III, and on or after February 23, 2010, for NBN Capital Trust IV, at the redemption price specified in the associated Indenture, plus accrued but unpaid interest to the redemption date.

	Maturity Date	Unpaid Principal Balance		Carrying Amount(1)
		2016	2015	2016	2015
		(Dollars in thousands)
NBN Capital Trust II	March 30, 2034	$3,093	$3,093	$1,868	$1,835
NBN Capital Trust III	March 30, 2034	3,093	3,093	1,868	1,835
NBN Capital Trust IV	February 23, 2035	10,310	10,310	5,083	4,956
		$16,496	$16,496	$8,819	$8,626

(1)

The difference between the carrying amount and the unpaid principal balance is the result of purchase accounting. The premium or discount is being amortized or accreted as interest expense over the instrument’s contractual life.

NBN Capital Trust II and III pay a variable rate based on three month LIBOR plus 2.80%, and NBN Capital Trust IV pays a variable rate based on three month LIBOR plus 1.89%. Accordingly, the Preferred Securities of the Private Trusts currently pay quarterly distributions at an annual rate of 3.45% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust II and III and an annual rate of 2.54% for the stated liquidation amount of $1,000 per Preferred Security for NBN Capital Trust IV. The Company has fully and unconditionally guaranteed all of the obligations of each trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Private Trust Securities, but only to the extent of funds held by the trusts.

The Junior Subordinated Debentures each have variable rates indexed to three-month LIBOR. During the fiscal year ended June 30, 2015, the Company purchased two interest rate caps to hedge the interest rate risk on notional amounts of $6 million and $10 million, respectively, of the Company's Junior Subordinated Debentures. Each is a cash flow hedge used to manage the risk to net interest income in a period of rising rates.

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

Subordinated Notes

On June 29, 2016, the Company entered into a Subordinated Note Purchase Agreement with certain institutional accredited investors (the “Purchasers”) whereby the Company sold and issued $15.05 million in aggregate principal amount of 6.75% fixed-to-floating subordinated notes due 2026 (the “Notes”). The Notes were issued by the Company to the Purchasers at a price equal to 100% of their face amount. Issuance costs were $538 thousand and have been netted against Subordinated Debt on the consolidated balance sheet. These costs are being amortized over the life of the Notes.

The Notes mature on July 1, 2026, with a fixed interest rate of 6.75% payable semiannually in arrears for five years until July 1, 2021. Subsequently, the Company will be obligated to pay 3-month LIBOR plus 557 basis points quarterly in arrears until either the early redemption date or the maturity date. The Notes are not convertible into or exchangeable for any other securities or assets of the Company or any of its subsidiaries. The Notes are redeemable by the Company, in whole or in part, on or after July 1, 2021 and at any time upon the occurrence of certain events. Any redemption by the Company would be at a redemption price equal to 100% of the outstanding principal amount of the Notes being redeemed, including any accrued and unpaid interest.

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

As of June 30, 2016 and 2015, the most recent notification from the Company's and the Bank's regulator categorized the Company and the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Company and the Bank must maintain minimum Common equity tier 1 capital, total capital, Tier 1 capital and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's regulatory designation as "well-capitalized" under the regulatory framework for prompt corrective action.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios as set forth in the table below. At June 30, 2016 and 2015, the Company's and the Bank's ratios exceeded the regulatory requirements. Management believes that the Company and the Bank met all capital adequacy requirements to which they were subject as of June 30, 2016 and 2015. The Company's and the Bank's regulatory capital ratios are set forth below.

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
June 30, 2016:
Common equity tier 1 capital to risk weighted assets:
Company	$126,046	17.97%	$31,559	>4.5%	$	N/A	N/A
Bank	117,212	16.69%	31,611	>4.5%		45,660	>6.5%

Total capital to risk weighted assets:
Company	142,988	20.39%	56,105	>8.0%		N/A	N/A
Bank	119,971	17.08%	56,197	>8.0%		70,246	>10.0%

Tier 1 capital to risk weighted assets:
Company	126,046	17.97%	42,079	>6.0%		N/A	N/A
Bank	117,212	16.69%	42,148	>6.0%		56,197	>8.0%

Tier 1 capital to average assets:
Company	126,046	13.27%	38,006	>4.0%		N/A	N/A
Bank	117,212	12.33%	38,022	>4.0%		47,528	>5.0%

June 30, 2015:
Common equity tier 1 capital to risk weighted assets:
Company	$121,224	19.82%	$27,523	>4.5%	$	N/A	N/A
Bank	107,477	17.55%	27,558	>4.5%		39,806	>6.5%

Total capital to risk weighted assets:
Company	123,187	20.14%	48,932	>8.0%		N/A	N/A
Bank	111,228	18.16%	48,999	>8.0%		61,249	>10.0%

Tier 1 capital to risk weighted assets:
Company	121,224	19.82%	24,465	>4.0%		N/A	N/A
Bank	107,477	17.55%	24,496	>4.0%		36,744	>6.0%

Tier 1 capital to average assets:
Company	121,224	14.49%	33,464	>4.0%		N/A	N/A
Bank	107,477	12.86%	33,421	>4.0%		41,776	>5.0%

The Bank may not declare or pay a cash dividend on, or repurchase, any of its capital stock from the Parent if the effect thereof would cause the capital of the Bank to be reduced below the capital requirements imposed by the regulatory authorities or if such amount exceeds the otherwise allowable amount under FRB rules.

In connection with the Merger, as part of the regulatory approval process, the Company and the Bank made certain commitments to the Federal Reserve, the most significant of which are (i) to maintain a Tier 1 leverage ratio of at least 10%, (ii) to maintain a total capital ratio of at least 15%, (iii) to limit purchased loans to 40% of total loans, (iv) to fund 100% of the Company's loans with core deposits (defined as non-maturity deposits and non-brokered insured time deposits), and (v) to hold non-owner occupied commercial real estate loans to within 300% of total capital. The Company and the Bank are currently in compliance with all commitments to the Federal Reserve.

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

	Year ended June 30,
	2016	2015
	(Dollars in thousands, except share and per share data)
Net income	$7,619	$7,141

Weighted average shares used in calculation of basic earnings per share	9,474,999	9,980,733
Incremental shares from assumed exercise of dilutive securities	9,636	-
Weighted average shares used in calculation of diluted earnings per share	9,484,635	9,980,733

Earnings per common share:	$0.80	$0.72
Diluted earnings per common share:	$0.80	$0.72

For the years ended June 30, 2016 and 2015, the following stock options were excluded from the calculation of diluted EPS due to the exercise price of these options exceeding the average market price of the Company's common stock for the period. These options, which were not dilutive at that date, may potentially dilute EPS in the future.

	Year ended June 30,
	2016	2015
Stock options	714,545	1,059,721

12.     Income Taxes

The current and deferred components of income tax expense follows:

	Year Ended June 30,
	2016	2015
	(Dollars in thousands)
Current provision
Federal	$1,544	$4,282
State	438	898
Total current provision	1,982	5,180
Deferred expense (benefit)
Federal	1,761	(901)
State	361	(284)
Total deferred expense (benefit)	2,122	(1,185)
Total tax provision	$4,104	$3,995

The reconciliation between the statutory federal income tax rate of 34% and the effective tax rate on income follows:

	Year Ended June 30,
	2016	2015
	(Dollars in thousands)
Expected income tax expense at federal tax rate	$3,986	$3,786
State tax, net of federal tax benefit	527	379
Non-taxable BOLI income	(153)	(150)
Low-income housing tax credit, net of adoption of ASU 2014-01	(42)	(42)
Tax exempt interest income	(76)	(76)
Other	(138)	98
Total tax provision	$4,104	$3,995

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30 follows:

	June 30,
	2016	2015
	(Dollars in thousands)
Deferred tax assets
Allowance for loan losses	$899	$722
Loan basis differential	1,322	3,781
Time deposit basis differential	2	4
Capital lease	431	521
Compensation and benefits	937	809
Stock-based compensation	1,314	1,167
Unrealized loss on derivatives	1,243	472
Unrealized loss on available for sale securities	-	318
Interest on nonperforming loans	313	289
Other	701	788
Gross deferred tax asset	7,162	8,871
Less: valuation allowance	-	49
Total deferred tax assets	7,162	8,822
Deferred tax liabilities
Unrealized gain on available for sale securities	75	-
Intangible assets	662	842
Prepaid expenses	300	368
Premises and equipment	1,239	1,231
Borrowings basis differential	2,863	2,869
Other	677	424
Total deferred tax liability	5,816	5,734
Net deferred tax asset	$1,346	$3,088

The net deferred tax asset was included in other assets in the accompanying balance sheet as of June 30, 2016 and June 30, 2015.

In accordance with ASC 740, Income Taxes, deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the tax benefit depends upon the existence of sufficient taxable income within the carry-back and future periods. The Company believes that it is more likely than not that the net deferred tax asset as of June 30, 2016 will be realized, based upon the ability to generate future taxable income as well as the availability of current and historical taxable income.

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

	Tax Position	Interest and Penalties	Total
	(Dollars in thousands)
Balance, June 30, 2014	$101	$12	$113
Reduction of tax positions for prior years	-	-	-
Increase for prior year tax position	8	6	14
Increase for current year tax position	-	-	-
Balance, June 30, 2015	$109	$18	$127
Reduction of tax positions for prior years	(42)	(4)	(46)
Increase for prior year tax position	-	-	-
Increase for current year tax position	-	-	-
Balance, June 30, 2016	$67	$14	$81

The Company is currently open to audit under the statute of limitations by the IRS and state taxing authorities for the fiscal 2013 tax return and forward.

13.     Employee Benefit Plans

401(k) Plan

The Company offers a contributory 401(k) plan that is available to all full-time salaried and hourly-paid employees who have attained age 18, and completed 90 days of employment. Employees may contribute up to 100% of their base compensation, subject to IRS limitations. The Company will match 50% of each employee's contribution up to the first 6% contributed. For the years ended June 30, 2016 and 2015, the Company contributed $331 thousand and $315 thousand, respectively.

Deferred Compensation

The Company has individual deferred compensation agreements with five former senior officers. The Company recognized deferred compensation expense of $31 thousand and $30 thousand for the years ended June 30, 2016 and 2015, respectively. At June 30, 2016 and 2015, the Company's deferred compensation liability was $541 thousand and $512 thousand, respectively.

14.	Stock-Based Compensation

At the 2012 annual meeting of shareholders, the Company's shareholders approved the Northeast Bancorp Amended and Restated 2010 Stock Option and Incentive Plan (the "Restated Plan"). The Restated Plan amends and restates the Northeast Bancorp 2010 Option and Incentive Plan (the "2010 Plan"). The key material differences between the 2010 Plan and the Restated Plan are:

●	The maximum number of shares of common stock to be issued under the Restated Plan is increased by 600,000 shares, from 810,054 shares to 1,410,054 shares;
●

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

●	Minimum vesting periods are required for grants of restricted stock, restricted stock units and performance share awards; and
●	The term of the Restated Plan will now expire on November 28, 2022, while grants of incentive options under the Restated Plan may be made until September 21, 2022.

A summary of stock option activity for the year ended June 30, 2016 follows:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,059,721	$12.58
Granted	-	-
Exercised	-	-
Forfeited	(96,118)	10.06
Outstanding at end of year	963,603	12.83
Exercisable	466,385	13.05

	Shares	Weighted Average Grant Date Fair Value
Exercisable, beginning of year	305,595	$3.55
Vested	167,456	2.96
Exercised	-	-
Forfeited or expired	(6,666)	4.43
Exercisable, end of year	466,385	3.48

There were no options granted in the year ended June 30, 2016. The fair values of options granted have been estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions for the year ended June 30, 2015.

Year Ended June 30,
2015
Assumptions:
Dividend yield	0.43%
Expected life (in years)	7.0
Expected volatility	30.30%
Risk-free interest rate	2.03%
Weighted average fair value per option	$3.11

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

The incremental expense resulting from the modification was calculated as the difference between the stock option’s fair value immediately before and after the modification using the Hull-White option pricing model and the following weighted-average assumptions:

Assumptions:
Dividend yield		3.72%
Expected life (in years)		7.8
Expected volatility	28.45%	-	32.84%
Risk-free interest rate	0.07%	-	1.54%
Incremental weighted average fair value per option		$0.52

The following table summarizes information about stock options outstanding at June 30, 2016:

Options Outstanding				Options Exercisable
(Dollars in thousands, except per share data)
Weighted Average Exercise Price	Number	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value	Weighted Average Exercise Price	Number	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
9.30	20,000	7.64	39	9.30	-	7.64	-
9.38	195,999	6.59	366	9.38	65,333	6.59	122
9.38	33,059	2.50	62	9.38	33,059	2.50	62
12.63	12,500	5.58	-	12.63	8,334	5.58	-
13.93	540,035	4.50	-	13.93	278,655	4.50	-
14.52	162,010	3.73	-	14.52	81,004	3.73	-
12.83	963,603	4.81	467	13.05	466,385	4.81	184

A summary of restricted stock activity for the year ended June 30, 2016 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	212,010	$9.34
Granted	100,000	10.82
Vested	(13,597)	9.33
Forfeited	(46,554)	9.53
Unvested at end of period	251,859	9.93

At June 30, 2016 and 2015, the Company has accrued a liability of $48 thousand representing the maximum cash payment for performance-based stock appreciation rights (“SARs”) granted in the fiscal year ended June 30, 2011. The SARs expire in December of 2020.

Stock-based compensation totaled $613 thousand for the year ended June 30, 2016 and $705 thousand for the year ended June 30, 2015. The tax benefit related to stock-based compensation expensed totaled $215 thousand for the year ended June 30, 2016 and $253 thousand for the year ended June 30, 2015. The estimated amount and timing of future pre-tax stock-based compensation expense to be recognized are as follows.

	Year Ended June 30,
	2017	2018	2019	2020	2021	Total
	(Dollars in thousands)
Stock options	$116	$49	$5	$-	$-	$170
Restricted stock	518	494	460	279	51	1,802
	$634	$543	$465	$279	$51	$1,972

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

Financial instruments with contract amounts which represent credit risk are as follows:

	June 30,
	2016	2015
	(Dollars in thousands)
Commitments to originate loans	$44,684	$24,966
Unused lines of credit	58,412	39,414
Standby letters of credit	3,822	60
Commitment to fund investment	2,500	-

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The Company has recorded an allowance for possible losses on commitments and unfunded loans totaling $81 thousand and $37 thousand recorded in other liabilities at June 30, 2016 and 2015, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of June 30, 2016 and 2015, the maximum potential amount of the Company's obligation was $3.8 million and $60 thousand, respectively, for financial and standby letters of credit. The Company's outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer's underlying line of credit. If the customer's line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Lease Obligations

The Company leases certain properties used in operations under terms of operating leases that include renewal options. The leases contain renewal options and escalation clauses which provide for increased rental expense as these leases expire. Rental expense under leases totaled $1.2 million for the year ended June 30, 2016 and $1.2 million for the year ended June 30, 2015.

Approximate future minimum lease payments over the remaining terms of the Company's leases at June 30, 2016 are as follows:

Minimum lease payments
(Dollars in thousands)
2017	$1,249
2018	1,214
2019	1,207
2020	1,205
2021	1,230
Thereafter	3,164
Total	$9,269

Legal Proceedings

The Company and its subsidiary are parties to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company's consolidated financial position or results of operations.

16. Other Comprehensive Loss

The components of other comprehensive loss follow:

	Year Ended June 30,
	2016			2015
	Pre-tax	Tax Expense	After-tax	Pre-tax	Tax Expense	After-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
	(Dollars in thousands)
Change in net unrealized gain on available-for-sale securities	$1,033	$393	$640	$442	$116	$326
Change in accumulated loss on effective cash flow hedges	(2,032)	(776)	(1,256)	(529)	(228)	(301)
Reclassification adjustment included in net income	(3)	(1)	(2)	(49)	(19)	(30)
Total derivatives and hedging activities	(2,035)	(777)	(1,258)	(578)	(247)	(331)
Total other comprehensive loss	$(1,002)	$(384)	$(618)	$(136)	$(131)	$(5)

Accumulated other comprehensive loss is comprised of the following components:

	June 30, 2016	June 30, 2015
	(Dollars in thousands)
Unrealized gain (loss) on available-for-sale securities	$197	$(836)
Tax effect	(75)	318
Net-of-tax amount	122	(518)
Unrealized loss on cash flow hedges	(3,276)	(1,242)
Tax effect	1,248	472
Net-of-tax amount	(2,028)	(770)
Accumulated other comprehensive loss	$(1,906)	$(1,288)

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

The Company currently holds derivative instruments that contain credit-risk related features that are in a net liability position, which may require that collateral be assigned to dealer banks. At June 30, 2016, the Company had posted cash collateral totaling $3.1 million with dealer banks related to derivative instruments in a net liability position.

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

Information pertaining to outstanding interest rate caps and swap agreements used to hedge junior subordinated debt and FHLBB advances is as follows:

June 30, 2016
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Gain (Loss)	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$5,000	July 2013	July 2033	3 Mo. LIBOR	0.65%	3.38%	n/a	$(1,352)	(1,352)	Other Liabilities
5,000	July 2013	July 2028	3 Mo. LIBOR	0.65%	3.23%	n/a	(1,005)	(1,005)	Other Liabilities
5,000	July 2013	July 2023	3 Mo. LIBOR	0.65%	2.77%	n/a	(560)	(560)	Other Liabilities
Interest rate caps:
6,000	October 2014	September 2019	3 Mo. LIBOR	n/a	n/a	2.50%	(167)	10	Other Assets
10,000	March 2015	February 2020	3 Mo. LIBOR	n/a	n/a	2.50%	(192)	25	Other Assets
$31,000							$(3,276)	$(2,882)

June 30, 2015
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Loss	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$5,000	July 2013	July 2033	3 Mo. LIBOR	0.28%	3.38%	n/a	$(472)	$(472)	Other Liabilities
5,000	July 2013	July 2028	3 Mo. LIBOR	0.28%	3.23%	n/a	(368)	(368)	Other Liabilities
5,000	July 2013	July 2023	3 Mo. LIBOR	0.28%	2.77%	n/a	(208)	(208)	Other Liabilities
Interest rate caps:
6,000	October 2014	September 2019	3 Mo. LIBOR	n/a	n/a	2.50%	(114)	63	Other Assets
10,000	March 2015	February 2020	3 Mo. LIBOR	n/a	n/a	2.50%	(80)	136	Other Assets
$31,000							$(1,242)	$(849)

During the years ended June 30, 2016 and 2015, no interest rate cap or swap agreements were terminated prior to maturity. Changes in the fair value of interest rate caps and swaps designated as hedging instruments of the variability of cash flows associated with variable rate debt are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the debt affects earnings. Risk management results for the years ended June 30, 2016 and 2015 related to the balance sheet hedging of variable rate debt indicates that the hedges were effective.

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

	Year Ended June 30,
	2016	2015
	(Dollars in thousands)
Interest income (expense):
Interest rate caps	$3	$(15)
Interest rate swap	-	64
Total	$3	$49

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

Level 1- Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2- Valuations based on significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3- Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

 Valuation techniques- There have been no changes in the valuation techniques used during the current period.

Transfers- There were no transfers of assets and liabilities measured at fair value on a recurring or nonrecurring basis during the current period.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

Available-for-sale securities- Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Examples of such instruments include publicly-traded common and preferred stocks. If quoted prices are not available, then fair values are estimated by using pricing models (i.e., matrix pricing) and market interest rates and credit assumptions or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. Examples of such instruments include government agency and government sponsored agency mortgage-backed securities, as well as certain preferred and trust preferred stocks. Level 3 securities are securities for which significant unobservable inputs are utilized.

The other investment is measured at fair value using the net asset value per share as a practical expedient. The fund seeks to invest in securities either issued or guaranteed by the U.S. government or its agencies. The Company’s investment can be redeemed daily at the closing net asset value per share. In accordance with ASC 820-10, the investment has not been included in the fair value hierarchy.

Derivative financial instruments- The valuation of the Company's interest rate swaps and caps are determined using widely accepted valuation techniques including discounted cash flow analyses on the expected cash flows of derivatives. These analyses reflect the contractual terms of the derivatives, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. Unobservable inputs, such as credit valuation adjustments are insignificant to the overall valuation of the Company's derivative financial instruments. Accordingly, the Company has determined that its interest rate derivatives fall within Level 2 of the fair value hierarchy.

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

Fair Value of other Financial Instruments:

Cash and cash equivalents- The fair value of cash, due from banks, interest bearing deposits and FHLBB overnight deposits approximates their relative book values, as these financial instruments have short maturities.

FHLBB stock- The carrying value of FHLBB stock approximates fair value based on redemption provisions of the FHLBB.

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

Loans held for sale- The fair value of loans held-for-sale is estimated based on bid quotations received from loan dealers.

Accrued interest receivable- The fair value of this financial instrument approximates the book value. It is the Company's policy to stop accruing interest on loans past due by more than 90 days. Therefore, this financial instrument has been adjusted for estimated credit loss.

Deposits- The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW accounts and money market accounts, is equal to the amount payable on demand. The fair values of time deposits are based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. If that value were considered, the fair value of the Company's net assets could increase.

Borrowings- The fair value of the Company's borrowings with the FHLBB is estimated by discounting the cash flows through maturity or the next re-pricing date based on current rates available to the Company for borrowings with similar maturities. The fair value of the Company's short-term borrowings, capital lease obligations, wholesale repurchase agreements and other borrowings is estimated by discounting the cash flows through maturity based on current rates available to the Company for borrowings with similar maturities.

Off-balance sheet credit-related instruments- Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of such instruments was nominal at each date presented.

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	June 30, 2016
	Total	Level 1	Level 2	Level 3
Assets	(Dollars in thousands)
Securities available-for-sale:
U.S. Government agency securities	$52,046	$-	$52,046	$-
Agency mortgage-backed securities	43,368	-	43,368	-
Other investment measured at net asset value(1)	5,158	-	-	-
Other assets – interest rate caps	35	-	35	-
Liabilities
Other liabilities – interest rate swaps	$2,917	$-	$2,917	$-

	June 30, 2015
	Total	Level 1	Level 2	Level 3
Assets	(Dollars in thousands)
Securities available-for-sale:
U.S. Government agency securities	$48,230	$-	$48,230	$-
Agency mortgage-backed securities	53,678	-	53,678	-
Other investment measured at net asset value(1)	-	-	-	-
Other assets – interest rate caps	199	-	199	-
Liabilities
Other liabilities – interest rate swap	$1,048	$-	$1,048	$-

(1)

In accordance with ASU 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amount presented in the table is intended to permit reconciliation of the fair value amount to the consolidated financial statements.

Assets measured at fair value on a nonrecurring basis are summarized below.

	June 30, 2016
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$922	$-	$-	$922
Real estate owned and other repossessed collateral	1,652	-	-	1,652
Loan servicing rights	1,771	-	-	1,771

	June 30, 2015
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$932	$-	$-	$932
Real estate owned and other repossessed collateral	1,651	-	-	1,651
Loan servicing rights	1,123	-	-	1,123

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a nonrecurring basis at the dates indicated.

	Fair Value
	June 30, 2016	June 30, 2015	Valuation Technique
	(Dollars in thousands)
Collateral dependent impaired loans	$922	$932	Appraisal of collateral(1)
Real estate owned and other repossessed collateral	1,652	1,651	Appraisal of collateral(1)
Loan servicing rights	1,771	1,123	Discounted cash flow(2)

(1) Fair value is generally determined through independent appraisals of the underlying collateral. The Company may also use another available source of collateral assessment to determine a reasonable estimate of the fair value of the collateral. Appraisals may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments was 10% to 75%.

(2) Fair value is determined using a discounted cash flow model. The unobservable inputs include anticipated rate of loan prepayments and discount rates. The range of prepayment assumptions used was 4.0% to 19.4%. For discount rates, the range was 6.3% to 13.0%.

The following table presents the estimated fair value of the Company's financial instruments.

	Carrying	Fair Value Measurements at June 30, 2016
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$151,157	$151,157	$151,157	$-	$-
Available-for-sale securities	95,414	95,414	-	95,414	-
Other investment measured at net asset value(1)	5,158	5,158	-	-	-
Federal Home Loan Bank stock	2,408	2,408	-	2,408	-
Loans held for sale	7,519	7,519	-	7,519	-
Loans, net	690,086	695,830	-	-	695,830
Accrued interest receivable	1,579	1,579	-	1,579	-
Interest rate caps	35	35	-	35	-

Financial liabilities:
Deposits	800,432	801,045	-	801,045	-
Federal Home Loan Bank advances	30,075	30,396	-	30,396	-
Short-term borrowings	-	-	-	-	-
Capital lease obligation	1,128	1,219	-	1,219	-
Subordinated debt	23,331	25,664	-	-	25,664
Interest rate swaps	2,917	2,917	-	2,917	-

	Carrying	Fair Value Measurements at June 30, 2015
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$89,850	$89,850	$89,850	$-	$-
Available-for-sale securities	101,908	101,908	-	101,908	-
Other investment measured at net asset value(1)	-	-	-	-	-
Federal Home Loan Bank stock	4,102	4,102	-	4,102	-
Loans held for sale	9,035	9,035	-	9,035	-
Loans, net	610,211	613,896	-	-	613,896
Accrued interest receivable	1,335	1,335	-	1,335	-
Interest rate caps	199	199	-	199	-

Financial liabilities:
Deposits	674,759	675,285	-	675,285	-
Federal Home Loan Bank advances	30,188	30,867	-	30,867	-
Wholesale repurchase agreements	10,037	10,098	-	10,098	-
Short-term borrowings	2,349	2,349	-	2,349	-
Capital lease obligation	1,368	1,448	-	1,448	-
Subordinated debt	8,626	8,471	-	-	8,471
Interest rate swaps	1,048	1,048	-	1,048	-

(1)

In accordance with ASU 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amount presented in the table is intended to permit reconciliation of the fair value amount to the consolidated financial statements.

19. Condensed Parent Information

Condensed financial information for Northeast Bancorp follows:

	June 30, 2016	June 30, 2015
	(Dollars in thousands)
Balance Sheets
Assets:
Cash	$24,528	$13,251
Investment in subsidiary	117,228	109,275
Investment in common securities of affiliated trusts	496	496
Other assets	226	434
Total assets	$142,478	$123,456

Liabilities and Shareholders’ Equity:
Subordinated debt	$23,331	$8,626
Other liabilities	2,556	1,991
Total liabilities	25,887	10,617
Shareholders’ equity	116,591	112,839
Total liabilities and shareholders’ equity	$142,478	$123,456

	Year Ended June 30,
	2016	2015
	(Dollars in thousands)
Statements of Income
Income:
Other income	$62	$14
Total income	62	14
Expenses:
Interest expense	651	718
General and administrative expenses	954	1,128
Total expenses	1,605	1,846
Loss before income tax benefit and equity in undistributed net income of subsidiary	(1,543)	(1,832)
Income tax benefit	(579)	(684)
Loss before equity in undistributed net income of subsidiary	(964)	(1,148)
Equity in undistributed net income of subsidiary	8,583	8,289
Net income	$7,619	$7,141

	Year Ended June 30,
	2016	2015
	(Dollars in thousands)
Statements of Cash Flows
Operating activities:
Net income	$7,619	$7,141
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of fair value adjustment for borrowings	193	186
Stock-based compensation	613	705
Undistributed earnings of subsidiary	(8,583)	(8,289)
Increase in other assets and liabilities	673	1,029
Net cash provided by operating activities	515	772

Investing activities:
Increase in investment of bank subsidiary	-	-
Net cash used in investing activities	-	-

Financing activities:
Issuance of subordinated debt, net of debt issuance costs	14,512	-
Taxes paid through cancellation of common stock	(11)	-
Repurchase of common stock	(3,359)	(6,666)
Dividends paid to shareholders	(380)	(402)
Net cash provided by (used in) financing activities	10,762	(7,068)

Net increase (decrease) in cash	11,277	(6,296)
Cash, beginning of year	13,251	19,547
Cash, end of year	$24,528	$13,251

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2016, the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and procedures over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this annual report.

Management Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting. The standard measures adopted by management in making its evaluation are the measures in Interest Control—Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. We do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objective will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors, and instances of fraud, if any, within the Company have been or will be detected. The inherent limitations include, among other things, the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls and procedures also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or employee override of the controls and procedures. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls and procedures may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and

  Shareholders of Northeast Bancorp

We have audited Northeast Bancorp’s and subsidiary (the Company) internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Northeast Bancorp and subsidiary as of June 30, 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended, and our report dated September 13, 2016 expressed an unqualified opinion.

/s/ RSM US LLP

Boston, Massachusetts

September 13, 2016

Changes in Internal Control over Financial Reporting

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

The information required by Item 10 is included in the Proxy Statement relating to our 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by Item 11 is included in the Proxy Statement relating to our 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholders

The information required by Item 12 is included in the Proxy Statement relating to our 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is included in the Proxy Statement relating to our 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is included in the Proxy Statement relating to our 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules

Consolidated Balance Sheets as of June 30, 2016 and 2015

Consolidated Statements of Income for the years ended June 30, 2016 and 2015

Consolidated Statements of Comprehensive Income for the years ended June 30, 2016 and 2015

Consolidated Statements of Changes in Shareholders’ Equity for the years ended June 30, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended June 30, 2016 and 2015

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

10.16

Subordinated Note Purchase Agreement, dated June 29, 2016, by and among Northeast Bancorp and the Purchasers identified therein (incorporated by reference to Exhibit 10.1 of Northeast Bancorp’s Current Report on Form 8-K filed on June 29, 2016).

10.17	Form of 6.75% Fixed-to-Floating Subordinated Note due 2026 (incorporated by reference to Exhibit 4.1 of Northeast Bancorp’s Current Report on Form 8-K filed on June 29, 2016).

21*	Subsidiaries of Northeast Bancorp
23.1*	Consent of RSM US LLP
23.2*	Consent of Ernst & Young LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Rule 13a-14(b) Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

**	Furnished herewith

+	Management contract or compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST BANCORP

Date: September 13, 2016	By:	/s/ RICHARD WAYNE
Richard Wayne
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD WAYNE	Chief Executive Officer and Director	September 13, 2016
Richard Wayne	(Principal Executive Officer)

/s/ BRIAN SHAUGHNESSY	Chief Financial Officer (Principal Financial	September 13, 2016
Brian Shaughnessy	Officer and Principal Accounting Officer)

/s/ ROBERT GLAUBER	Chairman of the Board	September 13, 2016
Robert Glauber

/s/ MATTHEW BOTEIN	Director	September 13, 2016
Matthew Botein

/s/ CHERYL DORSEY	Director	September 13, 2016
Cheryl Dorsey

/s/ PETER MCCLEAN	Director	September 13, 2016
Peter McClean

/s/ JOHN C. ORESTIS	Director	September 13, 2016
John C. Orestis

/s/ DAVID TANNER	Director	September 13, 2016
David Tanner

/s/ JUDITH E. WALLINGFORD	Director	September 13, 2016
Judith E. Wallingford