Form 10-Q
period 2016-09-30
NORTHEAST BANCORP /ME/
filed 2016-11-09
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

Commission File Number: 1-14588

Northeast Bancorp

(Exact name of registrant as specified in its charter)

Maine	01-0425066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Canal Street, Lewiston, Maine	04240
(Address of Principal executive offices)	(Zip Code)

(207) 786-3245

Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days. Yes ☑ No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer”, “large accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one): Large accelerated filer __ Accelerated filer ☑ Non-accelerated filer __ Smaller Reporting Company __

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes_ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 2, 2016, the registrant had outstanding 7,487,552 shares of voting common stock, $1.00 par value per share and 1,343,683 shares of non-voting common stock, $1.00 par value per share.

PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share data)

	September 30, 2016	June 30, 2016
Assets
Cash and due from banks	$3,574	$2,459
Short-term investments	122,675	148,698
Total cash and cash equivalents	126,249	151,157
Available-for-sale securities, at fair value	94,583	100,572

Residential real estate loans held for sale	4,623	6,449
SBA loans held for sale	2,630	1,070
Total loans held for sale	7,253	7,519

Loans
Commercial real estate	449,553	426,568
Residential real estate	110,223	113,962
Commercial and industrial	156,110	145,956
Consumer	5,532	5,950
Total loans	721,418	692,436
Less: Allowance for loan losses	2,506	2,350
Loans, net	718,912	690,086

Premises and equipment, net	7,452	7,801
Real estate owned and other repossessed collateral, net	3,774	1,652
Federal Home Loan Bank stock, at cost	2,408	2,408
Intangible assets, net	1,623	1,732
Bank owned life insurance	15,839	15,725
Other assets	7,475	7,501
Total assets	$985,568	$986,153

Liabilities and Shareholders' Equity
Liabilities
Deposits
Demand	$74,249	$66,686
Savings and interest checking	107,365	107,218
Money market	302,079	275,437
Time	321,716	351,091
Total deposits	805,409	800,432

Federal Home Loan Bank advances	30,046	30,075
Subordinated debt	23,393	23,331
Capital lease obligation	1,066	1,128
Other liabilities	14,101	14,596
Total liabilities	874,015	869,562

Commitments and contingencies	-	-

Shareholders' equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares issued and outstanding at September 30, 2016 and June 30, 2016	-	-
Voting common stock, $1.00 par value, 25,000,000 shares authorized; 7,487,552 and 8,089,790 shares issued and outstanding at September 30, 2016 and June 30, 2016, respectively	7,487	8,089
Non-voting common stock, $1.00 par value, 3,000,000 shares authorized; 1,343,683 and 1,227,683 shares issued and outstanding at September 30, 2016 and June 30, 2016, respectively	1,344	1,228
Additional paid-in capital	76,765	83,020
Retained earnings	27,818	26,160
Accumulated other comprehensive loss	(1,861)	(1,906)
Total shareholders' equity	111,553	116,591
Total liabilities and shareholders' equity	$985,568	$986,153

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,
	2016	2015
Interest and dividend income:
Interest and fees on loans	$11,803	$10,790
Interest on available-for-sale securities	239	228
Other interest and dividend income	215	95
Total interest and dividend income	12,257	11,113

Interest expense:
Deposits	1,754	1,365
Federal Home Loan Bank advances	255	260
Wholesale repurchase agreements	-	67
Short-term borrowings	-	9
Subordinated debt	459	154
Obligation under capital lease agreements	14	17
Total interest expense	2,482	1,872

Net interest and dividend income before provision for loan losses	9,775	9,241
Provision for loan losses	193	169
Net interest and dividend income after provision for loan losses	9,582	9,072

Noninterest income:
Fees for other services to customers	408	408
Gain on sales of residential loans held for sale	542	560
Gain on sales of SBA loans	743	675
Loss recognized on real estate owned and other repossessed collateral, net	(14)	(59)
Bank-owned life insurance income	114	112
Other noninterest income	15	9
Total noninterest income	1,808	1,705

Noninterest expense:
Salaries and employee benefits	5,314	4,256
Occupancy and equipment expense	1,229	1,290
Professional fees	496	430
Data processing fees	421	349
Marketing expense	87	70
Loan acquisition and collection expense	227	451
FDIC insurance premiums	124	114
Intangible asset amortization	109	131
Other noninterest expense	619	719
Total noninterest expense	8,626	7,810
Income before income tax expense	2,764	2,967
Income tax expense	1,013	1,100
Net income	$1,751	$1,867

Weighted-average shares outstanding:
Basic	9,106,144	9,562,812
Diluted	9,133,383	9,562,812

Earnings per common share:
Basic	$0.19	$0.20
Diluted	0.19	0.20

Cash dividends declared per common share	$0.01	$0.01

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2016	2015
Net income	$1,751	$1,867

Other comprehensive income (loss), before tax:
Available-for-sale securities:
Change in net unrealized (loss) gain on available-for-sale securities	(78)	466
Derivatives and hedging activities:
Change in accumulated gain (loss) on effective cash flow hedges	154	(838)
Reclassification adjustments included in net income	-	-
Total derivatives and hedging activities	154	(838)
Total other comprehensive income (loss), before tax	76	(372)
Income tax (benefit) expense related to other comprehensive loss	31	(141)
Other comprehensive income (loss), net of tax	45	(231)
Comprehensive income	$1,796	$1,636

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share and per share data)

	Preferred Stock		Voting Common Stock		Non-voting Common Stock		Additional		Accumulated Other	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Shareholders' Equity

Balance at June 30, 2015	-	$-	8,575,144	$8,575	1,012,739	$1,013	$85,506	$18,921	$(1,288)	$112,727
Net income	-	-	-	-	-	-	-	1,867	-	1,867
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	(231)	(231)
Common stock repurchased	-	-	(52,500)	(53)	-	-	(495)	-	-	(548)
Conversion of voting common stock to non- voting common stock	-	-	(9,978)	(10)	9,978	10	-	-	-	-
Dividends on common stock at $0.01 per share	-	-	-	-	-	-	-	(95)	-	(95)
Stock-based compensation	-	-	-	-	-	-	(16)	-	-	(16)
Issuance of restricted common stock	-	-	97,500	98	-	-	(98)	-	-	-
Cancellation and forfeiture of restricted common stock	-	-	(40,554)	(40)	-	-	40	-	-	-
Balance at September 30, 2015	-	$-	8,569,612	$8,570	1,022,717	$1,023	$84,937	$20,693	$(1,519)	$113,704

Balance at June 30, 2016	-	-	8,089,790	$8,089	1,227,683	$1,228	$83,020	$26,160	$(1,906)	$116,591
Net income	-	-	-	-	-	-	-	1,751	-	1,751
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	45	45
Common stock repurchased	-	-	(645,238)	(645)	-	-	(6,298)	-	-	(6,943)
Conversion of voting common stock to non- voting common stock	-	-	(116,000)	(116)	116,000	116	-	-	-	-
Dividends on common stock at $0.01 per share	-	-	-	-	-	-	-	(93)	-	(93)
Stock-based compensation	-	-	-	-	-	-	202	-	-	202
Issuance of restricted common stock	-	-	160,000	160	-	-	(160)	-	-	-
Cancellation and forfeiture of restricted common stock	-	-	(1,000)	(1)	-	-	1	-	-	-
Balance at September 30, 2016	-	$-	7,487,552	$7,487	1,343,683	$1,344	$76,765	$27,818	$(1,861)	$111,553

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2016	2015
Operating activities:
Net income	$1,751	$1,867
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	193	169
Loss on sale and impairment of real estate owned and other repossessed collateral, net	13	53
Loss on sale and disposal of premises and equipment, net	1	6
Accretion of fair value adjustments on loans, net	(2,133)	(2,248)
Accretion of fair value adjustments on deposits, net	(1)	(3)
Accretion of fair value adjustments on borrowings, net	(29)	(18)
Amortization of subordinated debt issuance costs	62	-
Originations of loans held for sale	(33,459)	(26,877)
Net proceeds from sales of loans held for sale	33,758	35,318
Gain on sales of residential loans held for sale	(542)	(560)
Gain on sales of SBA loans held for sale	(743)	(675)
Amortization of intangible assets	109	131
Bank-owned life insurance income, net	(114)	(112)
Depreciation of premises and equipment	395	405
Stock-based compensation	202	(16)
Amortization of available-for-sale securities, net	286	222
Changes in other assets and liabilities:
Other assets	(15)	521
Other liabilities	(345)	(3,059)
Net cash (used in) provided by operating activities	(611)	5,124
Investing activities:
Purchases of available-for-sale securities	(9,056)	(5,000)
Proceeds from maturities and principal payments on available-for-sale securities	14,681	5,808
Loan purchases	(13,853)	(23,458)
Loan originations, principal collections, and purchased loan paydowns, net	(13,969)	5,712
Purchases and disposals of premises and equipment, net	(47)	(618)
Proceeds from sales of real estate owned and other repossessed collateral	67	642
Net cash used in investing activities	(22,177)	(16,914)
Financing activities:
Net increase in deposits	4,978	18,722
Net increase (decrease) in short-term borrowings	-	130
Repurchase of common stock	(6,943)	(548)
Dividends paid on common stock	(93)	(95)
Repayment of wholesale repurchase agreements	-	(10,000)
Repayment of capital lease obligation	(62)	(56)
Net cash (used in) provided by financing activities	(2,120)	8,153

Net decrease in cash and cash equivalents	(24,908)	(3,637)
Cash and cash equivalents, beginning of period	151,157	89,850
Cash and cash equivalents, end of period	$126,249	$86,213

Supplemental schedule of noncash investing activities:
Transfers from loans to real estate owned and other repossessed collateral	$2,188	$323

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2016

1. Basis of Presentation

The accompanying unaudited condensed and consolidated interim financial statements include the accounts of Northeast Bancorp (“Northeast” or the “Company”) and its wholly-owned subsidiary, Northeast Bank (the “Bank”).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2016 (“Fiscal 2016”) included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”). This update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU will be effective for fiscal years beginning after December 15, 2019. Early adoption is available as of the fiscal year beginning after December 15, 2018. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”). This update clarifies and provides guidance on several cash receipt and cash payment classification issues, including debt prepayment and extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

3. Securities Available-for-Sale

The following presents a summary of the amortized cost, gross unrealized holding gains and losses, and fair value of securities available for sale.

	September 30, 2016
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Government agency securities	$48,856	$24	$(31)	$48,849
Agency mortgage-backed securities	40,483	117	(29)	40,571
Other investment measured at net asset value	5,125	38	-	5,163
	$94,464	$179	$(60)	$94,583

	June 30, 2016
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Government agency securities	$51,948	$98	$-	$52,046
Agency mortgage-backed securities	43,330	90	(52)	43,368
Other investment measured at net asset value	5,097	61	-	5,158
	$100,375	$249	$(52)	$100,572

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on sale. There were no securities sold during the three months ended September 30, 2016 or 2015. At September 30, 2016, no investment securities were pledged as collateral to secure outstanding borrowings.

The following summarizes the Company’s gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2016
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government agency securities	$36,671	$(31)	$-	$-	$36,671	$(31)
Agency mortgage-backed securities	2,082	(1)	15,780	(28)	17,862	(29)
Other investment measured at net asset value	-	-	-	-	-	-
	$38,753	$(32)	$15,780	$(28)	$54,533	$(60)

June 30, 2016
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Dollars in thousands)
U.S. Government agency securities	$-	$-	$-	$-	$-	$-
Agency mortgage-backed securities	-	-	25,350	(52)	25,350	(52)
Other investment measured at net asset value	-	-	-	-	-	-
	$-	$-	$25,350	$(52)	$25,350	$(52)

There were no other-than-temporary impairment losses on securities during the three months ended September 30, 2016 or 2015.

At September 30, 2016, the Company had seven securities in a continuous loss position for greater than twelve months. At September 30, 2016, all of the Company’s available-for-sale securities were issued or guaranteed by either government agencies or government-sponsored enterprises. The decline in fair value of the Company’s available-for-sale securities at September 30, 2016 is attributable to changes in interest rates.

In addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company’s investment portfolio, management of the Company also considers the Company’s ability and intent to hold such securities to maturity or recovery of cost. At September 30, 2016, the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the investment securities before recovery of its amortized cost. As such, management does not believe any of the Company’s available-for-sale securities are other-than-temporarily impaired at September 30, 2016.

The investment measured at net asset value is a fund that seeks to invest in securities either issued or guaranteed by the U.S. government or its agencies. The underlying composition of such fund is primarily government agencies or other investment-grade investments. The effective duration of the investments is 4.67 years at September 30, 2016.

The amortized cost and fair values of available-for-sale debt securities by contractual maturity are shown below as of September 30, 2016. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within one year	$-	$-
Due after one year through five years	48,856	48,849
Due after five years through ten years	18,104	18,217
Due after ten years	22,379	22,354
Total	$89,339	$89,420

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

The composition of the Company’s loan portfolio is as follows on the dates indicated.

	September 30, 2016			June 30, 2016
	Originated	Purchased	Total	Originated	Purchased	Total
	(Dollars in thousands)
Residential real estate	$90,230	$2,895	$93,125	$93,391	$2,559	$95,950
Home equity	17,098	-	17,098	18,012	-	18,012
Commercial real estate	218,236	231,317	449,553	189,616	236,952	426,568
Commercial and industrial	154,008	2,102	156,110	145,758	198	145,956
Consumer	5,532	-	5,532	5,950	-	5,950
Total loans	$485,104	$236,314	$721,418	$452,727	$239,709	$692,436

Total loans include deferred loan origination costs of $367 thousand and fees of $58 thousand as of September 30, 2016 and June 30, 2016, respectively.

Past Due and Nonaccrual Loans

The following is a summary of past due and non-accrual loans:

	September 30, 2016
			Past Due	Past Due
			90 Days or	90 Days or	Total			Non-
	30-59	60-89	More-Still	More-	Past	Total	Total	Accrual
	Days	Days	Accruing	Nonaccrual	Due	Current	Loans	Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$75	$637	$-	$2,367	$3,079	$87,151	$90,230	$3,273
Home equity	50	-	-	48	98	17,000	17,098	48
Commercial real estate	256	-	-	94	350	217,886	218,236	361
Commercial and industrial	-	-	-	-	-	154,008	154,008	347
Consumer	92	8	-	95	195	5,337	5,532	121
Total originated portfolio	473	645	-	2,604	3,722	481,382	485,104	4,150
Purchased portfolio:
Residential real estate	1,108	-	-	-	1,108	1,787	2,895	1,107
Commercial and industrial	-	93	-	-	93	2,009	2,102	48
Commercial real estate	179	1,411	-	3,269	4,859	226,458	231,317	3,618
Total purchased portfolio	1,287	1,504	-	3,269	6,060	230,254	236,314	4,773
Total loans	$1,760	$2,149	$-	$5,873	$9,782	$711,636	$721,418	$8,923

	June 30, 2016
			Past Due	Past Due
			90 Days or	90 Days or	Total			Non-
	30-59	60-89	More-Still	More-	Past	Total	Total	Accrual
	Days	Days	Accruing	Nonaccrual	Due	Current	Loans	Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$302	$910	$-	$1,555	$2,767	$90,624	$93,391	$2,613
Home equity	146	-	-	48	194	17,818	18,012	48
Commercial real estate	132	-	-	188	320	189,296	189,616	474
Commercial and industrial	-	-	-	15	15	145,743	145,758	17
Consumer	73	56	-	74	203	5,747	5,950	163
Total originated portfolio	653	966	-	1,880	3,499	449,228	452,727	3,315
Purchased portfolio:
Residential real estate	-	-	-	-	-	2,559	2,559	1,125
Commercial and industrial	-	-	-	-	-	198	198	-
Commercial real estate	-	19	-	3,387	3,406	233,546	236,952	3,387
Total purchased portfolio	-	19	-	3,387	3,406	236,303	239,709	4,512
Total loans	$653	$985	$-	$5,267	$6,905	$685,531	$692,436	$7,827

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

Purchased: Loans in this segment are typically secured by commercial real estate, multi-family residential real estate, or business assets and have been acquired by the Bank's Loan Acquisition and Servicing Group (“LASG”). Loans acquired by the LASG are, with limited exceptions, performing loans at the date of purchase. Repayment of loans in this segment is largely dependent on cash flow from the successful operation of the property, in the case of non-owner occupied property, or operating business, in the case of owner-occupied property. Loan performance may be adversely affected by factors affecting the general economy or conditions specific to the real estate market, such as geographic location or property type. Loans in this segment are evaluated for impairment under ASC 310-30. The Company reviews expected cash flows from purchased loans on a quarterly basis. The effect of a decline in expected cash flows subsequent to the acquisition of the loan is recognized through a specific allocation in the allowance for loan losses

The general component of the allowance for loan losses for originated loans is based on historical loss experience adjusted for qualitative factors stratified by loan segment. The Company does not weight periods used in that analysis to determine the average loss rate in each portfolio segment. This historical loss factor is adjusted for the following qualitative factors:

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

The following table sets forth activity in the Company’s allowance for loan losses.

	Three Months Ended September 30, 2016
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$663	$1,195	$297	$62	$133	$-	$2,350
Provision	(99)	226	17	24	25	-	193
Recoveries	2	-	5	11	-	-	18
Charge-offs	(25)	-	(1)	(29)	-	-	(55)
Ending balance	$541	$1,421	$318	$68	$158	$-	$2,506

	Three Months Ended September 30, 2015
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$741	$694	$117	$35	$283	$56	$1,926
Provision	(21)	62	16	31	81	-	169
Recoveries	12	5	1	2	-	-	20
Charge-offs	-	(28)	-	(22)	-	-	(50)
Ending balance	$732	$733	$134	$46	$364	$56	$2,065

The following table sets forth information regarding the allowance for loan losses by portfolio segment and impairment methodology.

	September 30, 2016
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$326	$50	$2	$22	$-	$-	$400
Collectively evaluated	215	1,371	316	46	-	-	1,948
ASC 310-30	-	-	-	-	158	-	158
Total	$541	$1,421	$318	$68	$158	$-	$2,506

Loans:
Individually evaluated	$5,790	$1,565	$346	$330	$-	$-	$8,031
Collectively evaluated	101,538	216,671	153,662	5,202	-	-	477,073
ASC 310-30	-	-	-	-	236,314	-	236,314
Total	$107,328	$218,236	$154,008	$5,532	$236,314	$-	$721,418

	June 30, 2016
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$386	$59	$2	$23	$-	$-	$470
Collectively evaluated	277	1,136	295	39	-	-	1,747
ASC 310-30	-	-	-	-	133	-	133
Total	$663	$1,195	$297	$62	$133	$-	$2,350

Loans:
Individually evaluated	$5,039	$1,686	$17	$362	$-	$-	$7,104
Collectively evaluated	106,364	187,930	145,741	5,588	-	-	445,623
ASC 310-30	-	-	-	-	239,709	-	239,709
Total	$111,403	$189,616	$145,758	$5,950	$239,709	$-	$692,436

The following table sets forth information regarding impaired loans. Loans accounted for under ASC 310-30 that have performed based on cash flow and accretable yield expectations determined at date of acquisition are not considered impaired assets and have been excluded from the tables below.

	September 30, 2016			June 30, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$4,268	$4,320	$-	$3,192	$3,299	$-
Consumer	228	263	-	257	282	-
Commercial real estate	443	445	-	451	453	-
Commercial and industrial	344	344	-	15	15	-
Purchased:
Residential real estate	1,108	1,150	-	1,125	1,125	-
Commercial real estate	4,897	5,939	-	4,574	4,886	-
Commercial and industrial	48	88	-	-	-	-
Total	11,336	12,549	-	9,614	10,060	-

Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,522	1,510	326	1,847	1,802	386
Consumer	102	114	22	105	112	23
Commercial real estate	1,122	1,114	50	1,235	1,223	59
Commercial and industrial	2	2	2	2	2	2
Purchased:
Commercial real estate	1,574	1,865	111	1,484	1,812	66
Total	4,322	4,605	511	4,673	4,951	536
Total impaired loans	$15,658	$17,154	$511	$14,287	$15,011	$536

The following tables set forth information regarding interest income recognized on impaired loans.

	Three Months Ended September 30,
	2016		2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$3,730	$49	$2,520	$39
Consumer	243	3	290	5
Commercial real estate	447	8	1,200	7
Commercial and industrial	180	3	2	-
Purchased:
Residential real estate	1,117	3	-	-
Commercial real estate	4,736	52	7,842	14
Commercial and industrial	24	-	-	-
Total	10,477	118	11,854	65

Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,685	16	2,064	23
Consumer	104	2	23	1
Commercial real estate	1,179	18	924	12
Commercial and industrial	2	-	-	-
Purchased:
Commercial real estate	1,529	17	1,976	36
Total	4,499	53	4,987	72
Total impaired loans	$14,976	$171	$16,841	$137

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

The following tables present the Company’s loans by risk rating.

	September 30, 2016
	Originated Portfolio
	Commercial	Commercial		Purchased
	Real Estate	and Industrial	Residential(1)	Portfolio	Total
	(Dollars in thousands)
Loans rated 1- 6	$214,276	$153,599	$7,591	$224,071	$599,537
Loans rated 7	3,125	397	500	8,424	12,446
Loans rated 8	835	12	515	3,819	5,181
Loans rated 9	-	-	23	-	23
Loans rated 10	-	-	-	-	-
	$218,236	$154,008	$8,629	$236,314	$617,187

	June 30, 2016
	Originated Portfolio
	Commercial	Commercial		Purchased
	Real Estate	and Industrial	Residential(1)	Portfolio	Total
	(Dollars in thousands)
Loans rated 1- 6	$186,165	$142,451	$7,659	$227,895	$564,170
Loans rated 7	2,493	3,290	431	7,147	13,361
Loans rated 8	958	17	537	4,667	6,179
Loans rated 9	-	-	23	-	23
Loans rated 10	-	-	-	-	-
	$189,616	$145,758	$8,650	$239,709	$583,733

(1)	Certain of the Company’s loans made for commercial purposes, but secured by residential collateral, are rated under the Company’s risk-rating system.

Troubled Debt Restructurings

The following table shows the Company’s post-modification balance of TDRs by type of modification.

	Three Months Ended September 30,
	2016		2015
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
Extended maturity	-	$-	-	$-
Adjusted interest rate	1	9	-	-
Rate and maturity	1	334	-	-
Principal deferment	-	-	-	-
Court ordered concession	-	-	-	-
	2	$343	-	$-

The following table shows loans modified in a TDR and the change in the recorded investment subsequent to the modifications occurring.

	Three Months Ended September 30,
	2016			2015
		Recorded	Recorded		Recorded	Recorded
	Number of	Investment	Investment	Number of	Investment	Investment
	Contracts	Pre-Modification	Post-Modification	Contracts	Pre-Modification	Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	1	$9	$9	-	$-	$-
Home equity	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total originated portfolio	1	9	9	-	-	-

Purchased portfolio:
Residential real estate	-	-	-	-	-	-
Commercial real estate	1	334	334	-	-	-
Total purchased portfolio	1	334	334	-	-	-
Total	2	$343	$343	-	$-	$-

The Company considers TDRs past due 90 days or more to be in payment default. No loans modified in a TDR in the last twelve months defaulted during the three months ended September 30, 2016. As of September 30, 2016, there were no further commitments to lend to borrowers associated with loans modified in a TDR.

ASC 310-30 Loans

The following tables present a summary of loans accounted for under ASC 310-30 that were acquired by the Company during the period indicated.

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
	(Dollars in thousands)
Contractually required payments receivable	$26,254	$31,276
Nonaccretable difference	(2,517)	(291)
Cash flows expected to be collected	23,737	30,985
Accretable yield	(9,884)	(7,527)
Fair value of loans acquired	$13,853	$23,458

Certain of the loans accounted for under ASC 310-30 that were acquired by the Company are not accounted for using the income recognition model because the Company cannot reasonably estimate cash flows expected to be collected. These loans when acquired are placed on non-accrual. The carrying amounts of such loans are as follows.

	As of and for the Three Months Ended September 30, 2016	As of and for the Three Months Ended September 30, 2015
	(Dollars in thousands)
Loans acquired during the period	$1,103	$-
Loans at end of period	4,439	6,826

The following tables summarize the activity in the accretable yield for loans accounted for under ASC 310-30.

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
	(Dollars in thousands)
Beginning balance	$124,151	$111,449
Acquisitions	9,884	7,527
Accretion	(4,652)	(3,755)
Reclassifications from non-accretable difference to accretable yield	(1,105)	277
Disposals and other changes	(4,255)	(5,883)
Ending balance	$124,023	$109,615

The following table provides information related to the unpaid principal balance and carrying amounts of ASC 310-30 loans.

	September 30, 2016 (1)	June 30, 2016 (1)
	(Dollars in thousands)
Unpaid principal balance	$265,571	$267,985
Carrying amount	234,076	237,054

(1)	Balances include loans held for sale of $789 thousand at September 30, 2016 and $0 at June 30, 2016.

5. Transfers and Servicing of Financial Assets

The Company sells loans in the secondary market and for certain loans, retains the servicing responsibility. Consideration for the sale includes the cash received as well as the related servicing rights asset. The Company receives fees for the services provided.

Capitalized servicing rights as of September 30, 2016 totaled $2.2 million, compared to $1.8 million as of June 30, 2016, included in other assets on the consolidated balance sheets.

Mortgage loans sold in the quarter ended September 30, 2016 totaled $25.0 million, compared to $28.9 million in the quarter ended September 30, 2015. Mortgage loans serviced for others totaled $12.5 million at September 30, 2016 and $12.9 million at June 30, 2016. Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $33.2 million and $35.9 million at September 30, 2016 and June 30, 2016, respectively.

SBA loans sold during the quarter ended September 30, 2016 totaled $7.4 million, compared to $5.5 million in the quarter September 30, 2015. SBA loans serviced for others totaled $103.6 million at September 30, 2016 and $80.8 million at June 30, 2016.

Mortgage and SBA loans serviced for others are accounted for as sales and therefore are not included in the accompanying consolidated balance sheets. The risks inherent in mortgage servicing assets and SBA servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.

Contractually specified servicing fees were $160 thousand and $149 thousand for the quarters ended September 30, 2016 and 2015, respectively, and were included as a component of loan related fees within non-interest income.

The significant assumptions used in the valuation for mortgage servicing rights as of September 30, 2016 included a weighted average discount rate of 5.5% and a weighted average prepayment speed assumption of 18.7%. For the SBA servicing rights, the significant assumptions used in the valuation included a range of discount rates from 8.5% to 14.1% and a weighted average prepayment speed assumption of 7.7%

6. Earnings Per Share (EPS)

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

	Three Months Ended September 30,
	2016	2015
	(Dollars in thousands, except share and per share data)

Net income	$1,751	$1,867
Preferred stock dividends or accretion	-	-
Net income available to common shareholders	$1,751	$1,867

Weighted average shares used in calculation of basic EPS	9,106,144	9,562,812
Incremental shares from assumed exercise of dilutive securities	27,239	-
Weighted average shares used in calculation of diluted EPS	9,133,383	9,562,812

Earnings per common share:
Basic	$0.19	$0.20
Diluted	0.19	0.20

For the three months ended September 30, 2016 and 2015, the following stock options were excluded from the calculation of diluted EPS due to the exercise price of these options exceeding the average market price of the Company’s common stock for the period. These options, which were not dilutive at that date, may potentially dilute EPS in the future.

	Three Months Ended September 30,
	2016	2015
Stock options	714,545	980,269

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

The Company currently holds derivative instruments that contain credit-risk related features that are in a net liability position, which may require that collateral be assigned to dealer banks. At September 30, 2016, the Company had posted cash collateral totaling $3.1 million with dealer banks related to derivative instruments in a net liability position.

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

Information pertaining to outstanding interest rate caps and swap agreements used to hedge variable rate debt is as follows.

September 30, 2016
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Loss	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$5,000	July 2013	July 2033	3 Mo. LIBOR	0.85%	3.38%	n/a	$(1,314)	$(1,314)	Other Liabilities
5,000	July 2013	July 2028	3 Mo. LIBOR	0.85%	3.23%	n/a	(947)	(947)	Other Liabilities
5,000	July 2013	July 2023	3 Mo. LIBOR	0.85%	2.77%	n/a	(493)	(493)	Other Liabilities
Interest rate caps:
6,000	October 2014	September 2019	3 Mo. LIBOR	n/a	n/a	2.50%	(170)	7	Other Assets
10,000	March 2015	February 2020	3 Mo. LIBOR	n/a	n/a	2.50%	(198)	18	Other Assets
$31,000							$(3,122)	$(2,729)

June 30, 2016
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Loss	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$5,000	July 2013	July 2033	3 Mo. LIBOR	0.65%	3.38%	n/a	$(1,352)	$(1,352)	Other Liabilities
5,000	July 2013	July 2028	3 Mo. LIBOR	0.65%	3.23%	n/a	(1,005)	(1,005)	Other Liabilities
5,000	July 2013	July 2023	3 Mo. LIBOR	0.65%	2.77%	n/a	(560)	(560)	Other Liabilities
Interest rate caps:
6,000	October 2014	September 2019	3 Mo. LIBOR	n/a	n/a	2.50%	(167)	10	Other Assets
10,000	March 2015	February 2020	3 Mo. LIBOR	n/a	n/a	2.50%	(192)	25	Other Assets
$31,000							$(3,276)	$(2,882)

During the three months ended September 30, 2016 and 2015, no interest rate cap or swap agreements were terminated prior to maturity. Changes in the fair value of interest rate caps and swaps designated as hedging instruments of the variability of cash flows associated with variable rate debt are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the debt affects earnings. Risk management results for the three months ended September 30, 2016 and 2015 related to the balance sheet hedging of variable rate debt indicates that the hedges were effective.

8. Other Comprehensive Income

The components of other comprehensive income (loss) are as follows:

	Three Months Ended September 30,
	2016			2015
	Pre-tax	Tax Expense	After-tax	Pre-tax	Tax Expense	After-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
	(Dollars in thousands)
Change in net unrealized gain or loss on available-for-sale securities	$(78)	$(30)	$(48)	$466	$178	$288

Change in accumulated loss on effective cash flow hedges	154	61	93	(838)	(319)	(519)
Reclassification adjustment for net gains included in net income	-	-	-	-	-	-
Total derivatives and hedging activities	154	61	93	(838)	(319)	(519)
Total other comprehensive loss	$76	$31	$45	$(372)	$(141)	$(231)

Accumulated other comprehensive loss is comprised of the following:

	September 30, 2016	June 30, 2016
	(Dollars in thousands)
Unrealized loss on available-for-sale securities	$119	$197
Tax effect	(45)	(75)
Net-of-tax amount	74	122
Unrealized loss on cash flow hedges	(3,122)	(3,276)
Tax effect	1,187	1,248
Net-of-tax amount	(1,935)	(2,028)
Accumulated other comprehensive loss	$(1,861)	$(1,906)

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

Financial instruments with contract amounts which represent credit risk are as follows:

	September 30, 2016	June 30, 2016
	(Dollars in thousands)
Commitments to grant loans	$24,920	$44,684
Unfunded commitments under lines of credit	58,635	58,412
Standby letters of credit	3,822	3,822
Commitment to fund investment	2,500	2,500

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The Company has recorded an allowance for possible losses on commitments and unfunded loans totaling $56 thousand and $81 thousand recorded in other liabilities at September 30, 2016 and June 30, 2016, respectively.

The Company committed $2.5 million to a fund that acquires CRA qualified investments in loans for the Company’s portfolio. The Fund Manager will call the funds from the Company when an investment is successfully acquired. Through the three months ended September 30, 2016, the fund has not called any funds from the Company.

Contingencies

The Company and its subsidiary are parties to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company’s consolidated financial position or results of operations.

10. Stock-Based Compensation

A summary of restricted share activity for the quarter ended September 30, 2016 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	251,859	$9.93
Granted	160,000	11.20
Vested	-	-
Forfeited	(1,000)	9.47
Unvested at end of period	410,859	10.43

A summary of the vesting schedule for the shares granted in the quarter ended September 30, 2016 follows:

●	15,000 restricted shares vest in full on August 25, 2019;
●

50,000 restricted shares are subject to performance-based vesting over a three year period (the “performance shares”). The performance shares include an absolute metric and a sliding metric within the performance period. The absolute metric requires that the Company be in compliance with the regulatory commitments made to the Federal Reserve Bank and Maine Bureau of Financial Institutions.  The sliding metric is based on reaching certain thresholds in regards to the company’s return on equity (“ROE”).  The performance shares shall vest in certain defined increments for such periods if the ROE is at least 70% of such targeted returns.  This performance will be measured on both a year-by-year basis for three years, and an average basis over the three year performance period; and,

●	95,000 restricted shares vest in three equal installments, commencing on August 25, 2019.

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

FHLBB stock - The carrying value of FHLBB stock approximates fair value based on redemption provisions of the FHLBB.

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

Accrued Interest receivable - The fair value of this financial instrument approximates the book value. It is the Company’s policy to stop accruing interest on loans past due by more than 90 days. Therefore, this financial instrument has been adjusted for estimated credit loss.

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

Borrowings - The fair value of the Company’s borrowings with the FHLBB is estimated by discounting the cash flows through maturity or the next re-pricing date based on current rates available to the Company for borrowings with similar maturities. The fair value of the Company’s short-term borrowings, capital lease obligations, wholesale repurchase agreements and other borrowings is estimated by discounting the cash flows through maturity based on current rates available to the Company for borrowings with similar maturities.

Off-Balance Sheet Credit-Related Instruments -Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of such instruments was nominal at each date presented.

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	September 30, 2016
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Securities available-for-sale:
U.S. Government agency securities	$48,849	$-	$48,849	$-
Agency mortgage-backed securities	40,571	-	40,571	-
Other investment measured at net asset value(1)	5,163	-	-	-
Other assets – interest rate caps	25	-	25	-
Liabilities
Other liabilities – interest rate swaps	2,754	-	2,754	-

	June 30, 2016
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Securities available-for-sale:
U.S. Government agency securities	$52,046	$-	$52,046	$-
Agency mortgage-backed securities	43,368	-	43,368	-
Other investment measured at net asset value(1)	5,158	-	-	-
Other assets – interest rate caps	35	-	35	-
Liabilities
Other liabilities – interest rate swap	2,917	-	2,917	-

(1)

In accordance with ASU 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amount presented in the table are intended to permit reconciliation of the fair value amount to the consolidated financial statements.

Assets measured at fair value on a nonrecurring basis are summarized below.

	September 30, 2016
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$1,743	$-	$-	$1,743
Real estate owned and other repossessed collateral	3,774	-	-	3,774
Loan servicing rights	2,174	-	-	2,174

	June 30, 2016
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$922	$-	$-	$922
Real estate owned and other repossessed collateral	1,652	-	-	1,652
Loan servicing rights	1,771	-	-	1,771

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a nonrecurring basis at the dates indicated.

	Fair Value
	September 30, 2016	June 30, 2016	Valuation Technique
	(Dollars in thousands)
Collateral dependent impaired loans	$1,743	$922	Appraisal of collateral(1)
Real estate owned and other repossessed collateral	3,774	1,652	Appraisal of collateral(1)
Loan servicing rights	2,174	1,771	Discounted cash flow(2)

(1) Fair value is generally determined through independent appraisals of the underlying collateral. The Company may also use another available source of collateral assessment to determine a reasonable estimate of the fair value of the collateral. Appraisals may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments was 6% to 71%.

(2) Fair value is determined using a discounted cash flow model. The unobservable inputs include anticipated rate of loan prepayments and discount rates. The range of prepayment assumptions used was 7.7% to 18.7%. For discount rates, the range was 5.5% to 14.1%.

The following table presents the estimated fair value of the Company's financial instruments.

	Carrying	Fair Value Measurements at September 30, 2016
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$126,249	$126,249	$126,249	$-	$-
Available-for-sale securities	89,420	89,420	-	89,420	-
Other investment measured at net asset value(1)	5,163	5,163	-	-	-
Federal Home Loan Bank stock	2,408	2,408	-	2,408	-
Loans held for sale	7,253	7,253	-	7,253	-
Loans, net	718,912	727,794	-	-	727,794
Accrued interest receivable	1,728	1,728	-	1,728	-
Interest rate caps	25	25	-	25	-

Financial liabilities:
Deposits	805,409	806,325	-	806,325	-
FHLBB advances	30,046	30,262	-	30,262	-
Capital lease obligation	1,066	1,145	-	1,145	-
Subordinated debentures	23,393	25,932	-	-	25,932
Interest rate swaps	2,754	2,754	-	2,754	-

	Carrying	Fair Value Measurements at June 30, 2016
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$151,157	$151,157	$151,157	$-	$-
Available-for-sale securities	95,414	95,414	-	95,414	-
Other investment measured at net asset value(1)	5,158	5,158	-	-	-
Federal Home Loan Bank stock	2,408	2,408	-	2,408	-
Loans held for sale	7,519	7,519	-	7,519	-
Loans, net	690,086	695,830	-	-	695,830
Accrued interest receivable	1,579	1,579	-	1,579	-
Interest rate caps	35	35	-	35	-

Financial liabilities:
Deposits	800,432	801,045	-	801,045	-
FHLBB advances	30,075	30,396	-	30,396	-
Capital lease obligation	1,128	1,219	-	1,219	-
Subordinated debentures	23,331	25,664	-	-	25,664
Interest rate swaps	2,917	2,917	-	2,917	-

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in Northeast Bancorp’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed with the Securities and Exchange Commission.

A Note about Forward Looking Statements

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to the Company’s financial condition, prospective results of operations, future performance or expectations, plans, objectives, prospects, loan loss allowance adequacy, simulation of changes in interest rates, capital spending and finance sources and revenue sources. These statements relate to expectations concerning matters that are not historical facts. Accordingly, statements that are based on management’s projections, estimates, assumptions, and judgments constitute forward-looking statements. These forward-looking statements, which are based on various assumptions (some of which are beyond the Company’s control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as “believe”, “expect”, “estimate”, “anticipate”, “continue”, “plan”, “approximately”, “intend”, “objective”, “goal”, “project”, or other similar terms or variations on those terms, or the future or conditional verbs such as “will”, “may”, “should”, “could”, and “would”. Although the Company believes that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, the Company cannot give you any assurance that its expectations will, in fact, occur or that its estimates or assumptions will be correct. The Company cautions you that actual results could differ materially from those expressed or implied by such forward-looking statements as a result of, among other factors, changes in interest rates and real estate values; competitive pressures from other financial institutions; weakness in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay the Company’s loans; changes in loan defaults and charge-off rates; changes in the value of securities and other assets, adequacy of loan loss reserves, or deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; the risk that the Company may not be successful in the implementation of its business strategy; the risk of compromises or breaches of the company's security systems; the risk that intangibles recorded in the Company’s financial statements will become impaired; changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 as updated in the Company’s Quarterly Reports on Form 10-Q and other filings submitted to the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this report and the Company does not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

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

In connection with the transaction, as part of the regulatory approval process, the Company and the Bank made certain commitments to the Federal Reserve, the most significant of which are (i) to maintain a Tier 1 leverage ratio of at least 10%, (ii) to maintain a total risk-based capital ratio of at least 15%, (iii) to limit purchased loans to 40% of total loans, (iv) to fund 100% of the Company’s loans with core deposits (defined as non-maturity deposits and non-brokered insured time deposits), and (v) to hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total risk-based capital. On June 28, 2013, the Federal Reserve approved the amendment to exclude owner-occupied commercial real estate loans from the commitment to hold commercial real estate loans to within 300% of total risk-based capital. All other commitments made to the Federal Reserve in connection with the merger remain unchanged. The Company and the Bank are currently in compliance with all commitments to the Federal Reserve. The Company’s compliance ratios at September 30, 2016 follow:

Condition	Ratios as of September 30, 2016
(i) Tier 1 leverage capital ratio	12.25%
(ii) Total capital ratio	18.82%
(iii) Ratio of purchased loans to total loans, including loans held for sale	32.54%
(iv) Ratio of loans to core deposits (1)	90.22%
(v) Ratio of commercial real estate loans to total risk-based capital (2)	179.96%

(1) Core deposits include all non-maturity deposits and maturity deposits less than $250 thousand

(2) For purposes of calculating this ratio, commercial real estate includes all non-owner occupied commercial real estate loans defined as such by regulatory guidance, including all land development and construction loans.

As of September 30, 2016, the Company, on a consolidated basis, had total assets of $985.6 million, total deposits of $805.4 million, and shareholders’ equity of $111.6 million. The Company gathers retail deposits through its banking offices in Maine and the Bank's online affinity deposit program, ableBanking; originates loans through the Bank’s Community Banking Division; originates Small Business Administration (“SBA”) loans through the Bank’s national SBA group (“SBA Division”); and purchases and originates commercial loans through the LASG. The Community Banking Division, with ten full-service branches and two loan production offices, operates from the Bank’s headquarters in Lewiston, Maine. LASG, ableBanking, and the SBA Division operate from the Company's offices in Boston, Massachusetts.

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

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. The reader is encouraged to review each of the policies included in Form 10-K for the year ended June 30, 2016 to gain a better understanding of how Northeast’s financial performance is measured and reported. There has been no material change in critical accounting policies during the three months ended September 30, 2016.

Overview

Net income was $1.8 million, or $0.19 per diluted common share, for the quarter ended September 30, 2016, compared to $1.9 million, or $0.20 per diluted common share, for the quarter ended September 30, 2015.

Net interest and dividend income before provision for loan losses increased by $534 thousand, or 5.8%, to $9.8 million for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015. The increase is primarily due to higher average balances in the total loan portfolio, offset by higher average deposit balances and the effect of the issuance of the subordinated debt.

Noninterest income increased by $103 thousand for the quarter ended September 30, 2016, compared to the quarter ended September 30, 2015, principally due to an increase in gains realized on sale of SBA loans.

Noninterest expense increased by $816 thousand for the quarter ended September 30, 2016, compared to the quarter ended September 30, 2015, primarily due to an increase in salaries and employee benefits of $1.1 million, largely attributable to higher employee headcount, increased incentive compensation, and the benefit recognized upon the forfeiture of stock awards in the quarter ended September 30, 2015.

Financial Condition

Overview

Total assets decreased by $585 thousand, or 0.1%, to $985.6 million at September 30, 2016, compared to June 30, 2016. The principal components of the change in the balance sheet were as follows:

●

The loan portfolio – excluding loans held for sale – has grown by $29.0 million, or 4.2%, compared to June 30, 2016, principally on the strength of $28.5 million of net growth in commercial loans purchased or originated by the LASG and net growth of $5.1 million in originations by the SBA Division. This net growth was offset by a $4.6 million decrease in the Bank’s Community Banking Division loan portfolio.

●	Loans generated by the LASG totaled $55.9 million for the quarter ended September 30, 2016. The growth in LASG loans consisted of $13.9 million of purchased loans, at an average price of 82.5% of unpaid principal balance, and $42.0 million of originated loans. SBA loans closed during the quarter totaled $15.2 million, of which $13.3 million were fully funded in the quarter. In addition, the Company sold $7.4 million of the guaranteed portion of SBA loans in the secondary market, of which $6.3 million were originated in the current quarter and $1.1 million were originated in prior quarters. Residential loan production sold in the secondary market totaled $25.0 million for the quarter.

As noted above in the “Business Overview” section, the Company made certain commitments to the Board of Governors of the Federal Reserve System in connection with the merger of FHB Formation LLC with and into the Company in December 2010. The Company’s loan purchase and commercial real estate loan availability under these conditions follow.

Basis for Regulatory Condition	Condition	Availability at September 30, 2016
		(Dollars in millions)
Total Loans	Purchased loans may not exceed 40% of total loans	$90.6
Regulatory Capital	Non-owner occupied commercial real estate loans may not exceed 300% of total capital	$165.8

An overview of the Bank’s LASG portfolio follows:

	LASG Portfolio
	Three Months Ended September 30,
	2016				2015
	Purchased (1)	Originated	Secured Loans to Broker-Dealers	Total LASG	Purchased	Originated	Secured Loans to Broker-Dealers	Total LASG
	(Dollars in thousands)
Loans purchased or originated during the period:
Unpaid principal balance	$16,790	$42,002	$-	$58,792	$23,583	$10,941	$-	$34,524
Net investment basis	13,853	42,002	-	55,855	23,458	10,941	-	34,399

Loan returns during the period:
Yield	10.40%	5.88%	0.50%	7.58%	12.07%	5.67%	0.50%	8.23%
Total Return (2)	10.43%	5.88%	0.50%	7.59%	12.11%	5.67%	0.50%	8.26%

Total loans as of period end:
Unpaid principal balance	$269,462	$206,748	$48,000	$524,210	$249,229	$119,732	$60,000	$428,961
Net investment basis	237,103	206,748	48,000	491,851	214,199	119,732	60,000	393,931

(1) Purchased loan balances include loans held for sale of $789 thousand.

(2) The total return on purchased loans represents scheduled accretion, accelerated accretion, gains on asset sales, and other noninterest income recorded during the period divided by the average invested balance, which includes loans held for sale, on an annualized basis. The total return does not include the effect of purchased loan charge-offs or recoveries in the quarter. The total return presented is a non-GAAP measure.

Assets

Cash, Short-term Investments and Securities

Cash and short-term investments were $126.2 million as of September 30, 2016, a decrease of $24.9 million, or 16.5%, from $151.2 million at June 30, 2016. The decrease is primarily due to the increase in loans, offset by the increase in deposits in the period.

Available-for-sale securities totaled $94.6 million as of September 30, 2016, compared to $100.6 million as of June 30, 2016, representing a decrease of $6.0 million, or 6.0% due to the maturity of securities issued by government agencies as well as principal payments on mortgage backed securities. Included in available-for-sale securities are securities issued by government agencies and government-sponsored enterprises, as well as an investment of approximately $5.2 million in a CRA qualified fund that seeks to invest in securities either issued or guaranteed by the U.S. government or its agencies. At September 30, 2016, no securities were pledged for outstanding borrowings.

Loans

The Company’s loan portfolio (excluding loans held-for-sale) by lending division follows:

	September 30, 2016
	Community Banking Division	LASG	SBA Division	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$90,097	$-	$133	$90,230	12.51%
Home equity	17,098	-	-	17,098	2.37%
Commercial real estate: non-owner occupied	50,246	56,801	9,341	116,388	16.13%
Commercial real estate: owner occupied	19,173	66,657	16,018	101,848	14.12%
Commercial and industrial	16,639	131,290	6,079	154,008	21.35%
Consumer	5,532	-	-	5,532	0.77%
Subtotal	198,785	254,748	31,571	485,104	67.25%
Purchased loans:
Residential real estate	-	2,895	-	2,895	0.40%
Commercial real estate: non-owner occupied	-	132,911	-	132,911	18.42%
Commercial real estate: owner occupied	-	98,406	-	98,406	13.64%
Commercial and industrial	-	2,102	-	2,102	0.29%
Subtotal	-	236,314	-	236,314	32.75%
Total	$198,785	$491,062	$31,571	$721,418	100.00%

	June 30, 2016
	Community Banking Division	LASG	SBA Division	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$93,258	$-	$133	$93,391	13.49%
Home equity	18,012	-	-	18,012	2.60%
Commercial real estate: non-owner occupied	49,514	52,744	5,639	107,897	15.58%
Commercial real estate: owner occupied	20,578	46,727	14,414	81,719	11.80%
Commercial and industrial	16,069	123,447	6,242	145,758	21.05%
Consumer	5,950	-	-	5,950	0.86%
Subtotal	203,381	222,918	26,428	452,727	65.38%
Purchased loans:
Residential real estate	-	2,559	-	2,559	0.37%
Commercial real estate: non-owner occupied	-	142,286	-	142,286	20.55%
Commercial real estate: owner occupied	-	94,666	-	94,666	13.67%
Commercial and industrial	-	198	-	198	0.03%
Subtotal	-	239,709	-	239,709	34.62%
Total	$203,381	$462,627	$26,428	$692,436	100.00%

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

The following table details the Company's nonperforming assets and other credit quality indicators as of September 30, 2016 and June 30, 2016. Management believes that, based on their carrying amounts, nonperforming assets are well secured based on the estimated fair value of underlying collateral.

	Non-Performing Assets at September 30, 2016
	Originated	Purchased	Total
	(Dollars in thousands)
Loans:
Residential real estate	$3,273	$1,107	$4,380
Home equity	48	-	48
Commercial real estate	361	3,618	3,979
Commercial and industrial	347	48	395
Consumer	121	-	121
Subtotal	4,150	4,773	8,923
Real estate owned and other repossessed collateral	764	3,010	3,774
Total	$4,914	$7,783	$12,697
Ratio of nonperforming loans to total loans			1.24%
Ratio of nonperforming assets to total assets			1.29%
Ratio of loans past due to total loans			1.36%
Nonperforming loans that are current			$1,682
Commercial loans risk rated substandard or worse			$3,558
Troubled debt restructurings:
On accrual status			$6,456
On nonaccrual status			$1,320

	Non-Performing Assets at June 30, 2016
	Originated	Purchased	Total
	(Dollars in thousands)
Loans:
Residential real estate	$2,613	$1,125	$3,738
Home equity	48	-	48
Commercial real estate	474	3,387	3,861
Commercial and industrial	17	-	17
Consumer	163	-	163
Subtotal	3,315	4,512	7,827
Real estate owned and other repossessed collateral	830	822	1,652
Total	$4,967	$4,512	$9,479
Ratio of nonperforming loans to total loans			1.13%
Ratio of nonperforming assets to total assets			0.96%
Ratio of loans past due to total loans			1.00%
Nonperforming loans that are current			$2,271
Commercial loans risk rated substandard or worse			$4,518
Troubled debt restructurings:
On accrual status			$7,036
Nonaccrual status			$1,152

At September 30, 2016, nonperforming assets totaled $12.7 million, or 1.29% of total assets, as compared to $9.5 million, or 0.96% of total assets, at June 30, 2016. The increase is largely due to one loan added to OREO and the effect of loans acquired in the current quarter which were classified as non-performing upon purchase.

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

The Company’s allowance for loan losses was $2.5 million as of September 30, 2016, which represents an increase of $156 thousand from $2.4 million as of June 30, 2016. The increase during the period was principally due to loan growth in the quarter.

The following table details ratios related to the allowance for loan losses for the periods indicated.

	September 30, 2016	June 30, 2016	September 30, 2015
Allowance for loan losses to nonperforming loans	28.08%	30.02%	19.11%
Allowance for loan losses to total loans	0.35%	0.34%	0.33%
Last twelve months of net-charge offs to average loans	0.18%	0.18%	0.03%

While management believes that it uses the best information available to make its determinations with respect to the allowance for loan losses, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors.

Other Assets

The cash surrender value of the Company’s bank-owned life insurance (“BOLI”) assets increased $114 thousand, or 0.7% to $15.8 million at September 30, 2016, compared to $15.7 million at June 30, 2016. Increases in cash surrender value are recognized in other income and are not subject to income taxes. Borrowing on, or surrendering a policy, may subject the Company to income tax expense on the increase in cash surrender value. For these reasons, management considers BOLI an illiquid asset. BOLI represented 11.5% of the Company’s total capital at September 30, 2016.

Intangible assets totaled $1.6 million and $1.7 million at September 30, 2016 and June 30, 2016, respectively. The $109 thousand decrease was the result of core deposit intangible asset amortization during the period.

Deposits, Borrowed Funds, Subordinated Debt, Liquidity, Capital, and Stock Repurchases

Deposits

The Company’s principal source of funding is its core deposit accounts. At September 30, 2016, non-maturity accounts, and certificates of deposit with balances less than $250 thousand represented 99.9% of total deposits.

Total deposits increased $5.0 million to $805.4 million as of September 30, 2016 from $800.4 million as of June 30, 2016. The increase, which funded growth in the Company’s loan portfolio, was centered mainly in money market accounts attracted through the Bank’s Community Banking Division.

The composition of total deposits at September 30, 2016 and June 30, 2016 is as follows:

	September 30, 2016		June 30, 2016
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Demand deposits	$74,249	9.22%	$66,686	8.33%
NOW accounts	71,853	8.92%	71,148	8.89%
Regular and other savings	35,512	4.41%	36,070	4.51%
Money market deposits	302,079	37.51%	275,437	34.41%
Total non-certificate accounts	483,693	60.06%	449,341	56.14%
Term certificates less than $250 thousand	321,215	39.88%	351,091	43.86%
Term certificates of $250 thousand or more	501	0.06%	-	0.00%
Total certificate accounts	321,716	39.94%	351,091	43.86%
Total deposits	$805,409	100.00%	$800,432	100.00%

Borrowed Funds

Advances from the FHLBB were $30.0 million at September 30, 2016, as compared to $30.1 million at June 30, 2016. At September 30, 2016, the Company had pledged certain residential real estate loans, commercial real estate loans, and FHLBB deposits free of liens or pledges to secure outstanding advances and provide additional borrowing capacity. At September 30, 2016, no securities were pledged for outstanding borrowings.

Subordinated Debt

On June 29, 2016, the Company entered into a Subordinated Note Purchase Agreement with certain institutional accredited investors pursuant to which the Company sold and issued subordinated notes equal to $15.05 million in aggregate principal amount with an interest rate of 6.75% fixed-to-floating maturing in 2026 (“subordinated notes”). The subordinated notes, net of issuance costs of $524 thousand, totaled $14.5 million at both September 30, 2016 and June 30, 2016, respectively.

The Company had junior subordinated debentures issued to affiliated trusts totaling $8.9 million and $8.8 million at September 30, 2016 and June 30, 2016, respectively.

Liquidity

The following table is a summary of unused borrowing capacity of the Company at September 30, 2016, in addition to traditional retail deposit products (dollars in thousands):

Brokered time deposits	$246,392	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	68,478	Unused advance capacity subject to eligible and qualified collateral
Federal Discount Window Borrower-in-Custody	1,742	Unused credit line subject to the pledge of loans
Other available lines	17,500
Total unused borrowing capacity	$334,112

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

At September 30, 2016, the Company had $411.2 million of immediately accessible liquidity, defined as cash that the Bank reasonably believes could be raised within seven days through collateralized borrowings, brokered deposits or security sales. This position represented 41.9% of total assets. The Company also had $126.2 million of cash and cash equivalents at September 30, 2016.

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

Capital

The unpaid principal balance and carrying amount of junior subordinated debentures totaled $16.5 million and $8.9 million, respectively, as of September 30, 2016. This debt represents qualifying Tier 1 capital for the Company, up to a maximum of 25% of total Tier 1 capital. At September 30, 2016, the carrying amounts of the junior subordinated notes, net of the Company’s $496 thousand investment in the affiliated trusts, qualified as Tier 1 capital.

At September 30, 2016, shareholders’ equity was $111.6 million, a decrease of $5.0 million, or 4.3% from June 30, 2016. Book value per outstanding common share was $12.63 at September 30, 2016 and $12.51 at June 30, 2016. Tier 1 capital to total average assets of the Company was 12.25% as of September 30, 2016 and 13.27% at June 30, 2016.

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

					Minimum To Be Well
	Actual		Minimum Capital Requirements		Capitalized Under Prompt Correction Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
September 30, 2016:
Common equity tier 1 capital to risk weighted assets:
Company	$112,672	15.35%	$33,024	>4.5%	$	N/A	N/A
Bank	119,472	16.27%	33,048	>4.5%		47,736	>6.5%

Total capital to risk weighted assets:
Company	138,130	18.82%	58,709	>8.0%		N/A	N/A
Bank	122,243	16.65%	58,753	>8.0%		73,441	>10.0%

Tier 1 capital to risk weighted assets:
Company	121,043	16.49%	44,032	>6.0%		N/A	N/A
Bank	119,472	16.27%	44,064	>6.0%		58,753	>8.0%

Tier 1 capital to average assets:
Company	121,043	12.25%	39,538	>4.0%		N/A	N/A
Bank	119,472	12.09%	39,542	>4.0%		49,428	>5.0%

June 30, 2016:
Common equity tier 1 capital to risk weighted assets:
Company	$126,046	17.97%	$31,559	>4.5%	$	N/A	N/A
Bank	117,212	16.69%	31,611	>4.5%		45,660	>6.5%

Total capital to risk weighted assets:
Company	142,988	20.39%	56,105	>8.0%		N/A	N/A
Bank	119,971	17.08%	56,197	>8.0%		70,246	>10.0%

Tier 1 capital to risk weighted assets:
Company	126,046	17.97%	42,079	>6.0%		N/A	N/A
Bank	117,212	16.69%	42,148	>6.0%		56,197	>8.0%

Tier 1 capital to average assets:
Company	126,046	13.27%	38,006	>4.0%		N/A	N/A
Bank	117,212	12.33%	38,022	>4.0%		47,528	>5.0%

Stock Repurchases

On August 22, 2016, the Company purchased 645,238 shares at a price of $10.75 per share.

On October 21, 2016, the Board of Directors voted to amend the existing stock repurchase program to authorize the Company to purchase an additional 500,000 shares of its common stock, representing 5.7% of the Company’s outstanding common shares. Under the existing program, implemented in April 2014, the Company has purchased 1,970,000 shares through October 25, 2016 and no shares remained available for repurchase under the program on that date, prior to the 500,000 share increase in the repurchase plan. The amended stock repurchase program will expire on October 21, 2018.

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

See Part I. Item I. “Notes to Unaudited Consolidated Financial Statements – Note 9: Commitments and Contingencies” for further discussion.

Results of Operations

General

Net income decreased by $116 thousand to $1.8 million for the quarter ended September 30, 2016, compared to $1.9 million for the quarter ended September 30, 2015.

The following table details the “Total Return” on purchased loans, which includes transactional interest income of $1.3 million for the quarter ended September 30, 2016. The yield on purchased loans for the quarter ended September 30, 2016 was 10.4% as compared to 12.1% in the quarter ended September 30, 2015, primarily due to lower transactional income in the quarter. The following table details the total return on purchased loans:

	Total Return on Purchased Loans
	Three Months Ended September 30,
	2016		2015
	Income	Return (1)	Income	Return (1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$4,754	8.13%	$3,887	7.70%
Transactional income:
Gain on loan sales	-	0.00%	-	0.00%
Gain on sale of real estate owned	19	0.03%	22	0.04%
Other noninterest income	-	0.00%	-	0.00%
Accelerated accretion and loan fees	1,327	2.27%	2,208	4.37%
Total transactional income	1,346	2.30%	2,230	4.41%
Total	$6,100	10.43%	$6,117	12.11%

(1)

The total return on purchased loans represents scheduled accretion, accelerated accretion, gains on asset sales, gains on real estate owned and other noninterest income recorded during the period divided by the average invested balance, which includes loans held for sale, on an annualized basis. The total return does not include the effect of purchased loan charge-offs or recoveries in the quarter. The total return presented is a non-GAAP measure.

Net Interest Income

Three Months Ended September 30, 2016 and 2015

Net interest and dividend income before provision for loan losses increased by $534 thousand for the quarter ended September 30, 2016, compared to the quarter ended September 30, 2015. The increase is primarily due to higher average balances in the total loan portfolio, offset by higher average deposit balances and the effect of the issuance of the subordinated debt.

	Interest Income and Yield on Loans
	Three Months Ended September 30,
	2016			2015
	Average	Interest		Average	Interest
	Balance (1)	Income (2)	Yield	Balance (1)	Income (2)	Yield
	(Dollars in thousands)
Community Banking	$205,765	$2,401	4.63%	$225,151	$2,707	4.77%
SBA	31,148	519	6.61%	13,722	217	6.27%
LASG:
Originated	185,109	2,742	5.88%	118,574	1,696	5.67%
Purchased	231,999	6,081	10.40%	200,385	6,095	12.07%
Secured Loans to Broker-Dealers	48,000	60	0.50%	60,007	75	0.50%
Total LASG	465,108	8,883	7.58%	378,966	7,866	8.23%
Total	$702,021	$11,803	6.67%	$617,839	$10,790	6.93%

(1)	Includes loans held for sale.
(2)	SBA interest income includes fees of $50 thousand and $13 thousand for the quarters ended September 30, 2016 and 2015, respectively.

The Company’s interest rate spread decreased by 41 basis points and net interest margin decreased by 39 basis points for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015. The decrease was principally due to lower transactional interest income in the purchased portfolio, as well as the effect of the issuance of the subordinated debt in June 2016.

The following sets forth the average balance sheets, interest income and interest expense, and average yields and costs for the three months ended September 30, 2016 and 2015.

	Three Months Ended September 30,
	2016			2015
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning assets:
Investment securities	$94,899	$239	1.00%	$102,241	$228	0.88%
Loans (1) (2) (3)	702,021	11,821	6.68%	617,839	10,808	6.94%
Federal Home Loan Bank stock	2,408	23	3.79%	4,102	34	3.29%
Short-term investments (4)	154,392	192	0.49%	99,649	61	0.24%
Total interest-earning assets	953,720	12,275	5.11%	823,831	11,131	5.36%
Cash and due from banks	2,941			3,026
Other non-interest earning assets	30,812			36,420
Total assets	$987,473			$863,277

Liabilities & Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$70,850	$51	0.29%	$69,619	$46	0.26%
Money market accounts	291,734	682	0.93%	170,566	353	0.82%
Savings accounts	35,769	12	0.13%	36,360	12	0.13%
Time deposits	336,271	1,009	1.19%	350,867	954	1.08%
Total interest-bearing deposits	734,624	1,754	0.95%	627,412	1,365	0.86%
Short-term borrowings	-	-	0.00%	1,950	9	1.83%
Borrowed funds	30,061	255	3.37%	39,324	327	3.30%
Subordinated debt	23,360	459	7.80%	8,650	154	7.06%
Capital lease obligations	1,087	14	5.11%	1,332	17	5.06%
Total interest-bearing liabilities	789,132	2,482	1.25%	678,668	1,872	1.09%

Non-interest bearing liabilities:
Demand deposits and escrow accounts	75,672			64,008
Other liabilities	8,213			7,431
Total liabilities	873,017			750,107
Stockholders' equity	114,456			113,170
Total liabilities and stockholders' equity	$987,473			$863,277

Net interest income		$9,793			$9,259

Interest rate spread			3.86%			4.27%
Net interest margin (5)			4.07%			4.46%

(1) Interest income and yield are stated on a fully tax-equivalent basis using a 34% tax rate. Fully tax-equivalent adjustment, a non-GAAP measure, totaled $18 thousand for the three months ended September 30, 2016 and 2015.

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

	Three Months Ended September 30, 2016 compared to 2015
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investment securities	$(17)	$28	$11
Loans	1,430	(417)	1,013
Regulatory stock	(15)	4	(11)
Short-term investments	46	85	131
Total interest-earning assets	1,444	(300)	1,144

Interest-bearing liabilities:
Interest-bearing deposits	229	160	389
Short-term borrowings	(3)	(6)	(9)
Borrowed funds	(79)	7	(72)
Subordinated debentures	287	18	305
Capital lease obligations	(3)	-	(3)
Total interest-bearing liabilities	431	179	610
Total change in net interest income	$1,013	$(479)	$534

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

The provision for loan losses for the quarter ended September 30, 2016 and 2015 was $193 thousand and $169 thousand, respectively. The increase in the Company’s loan loss provision resulted principally due to the increased volume of newly originated loans.

Noninterest Income

Noninterest income increased by $103 thousand for the quarter ended September 30, 2016, compared to the quarter ended September 30, 2015, principally due to an increase in gains realized on sale of SBA loans of $68 thousand.

Noninterest Expense

Noninterest expense increased by $816 thousand for the quarter ended September 30, 2016, compared to the quarter ended September 30, 2015, primarily due to an increase in salaries and employee benefits of $1.1 million, largely attributable to higher employee headcount, increased incentive compensation, and the benefit recognized upon the forfeiture of stock awards in the quarter ended September 30, 2015.

Income Taxes

The Company’s income tax expense was $1.0 million or an effective rate of 36.6%, for the three months ended September 30, 2016, as compared to $1.1 million, or an effective rate of 37.1%, for the three months ended September 30, 2015, primarily due to state apportionment changes.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

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

Interest-Rate Risk

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

Asset/Liability Management

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

Measuring Interest-Rate Risk

The Company can be subject to margin compression depending on the economic environment and the shape of the yield curve.  Under the Company's current balance sheet position, the Company's margin generally performs slightly better over time in a rising rate environment, while it generally decreases in a declining rate environment and when the yield curve is flattening or inverted.

Under a flattening yield curve scenario, margin compression occurs as the spread between the cost of funding and the yield on interest earning assets narrows.  Under this scenario the degree of margin compression is highly dependent on the Company's ability to fund asset growth through lower cost deposits.  However, if the curve is flattening, while short-term rates are rising, the adverse impact on margin may be somewhat delayed, as increases in the Prime Rate will initially result in the Company's asset yields re-pricing more quickly than funding costs.

Under an inverted yield curve situation, shorter-term rates exceed longer-term rates, and the impact on margin is similar but more adverse than the flat curve scenario.  Again, however, the extent of the impact on margin is highly dependent on the Company's balance sheet mix.

In a declining rate environment, margin compression will eventually occur as the yield on interest earning assets decreases more rapidly than decreases in funding costs.  The primary causes would be the impact of interest rate decreases (including decreases in the Prime Rate) on adjustable rate loans and the fact that decreases in deposit rates may be limited or lag decreases in the Prime Rate.

There have been no material changes in the results of the Company's net interest income sensitivity analysis as reported in the Company's 2016 Annual Report on Form 10-K.  At September 30, 2016, management continues to consider the Company's primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company's balance sheet components.  This would include the mix of fixed versus variable rate loans and investments on the asset side, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit on the liability side.

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

Based on this evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2016.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2016 that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings None.

Item 1A.	Risk Factors There have been no material changes to the risk factors disclosed in Item 1A of the Company’s Form 10-K for the year ended June 30, 2016.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases made by the Company of its common stock during the three months ended September 30, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1 – July 31	-	-	1,324,762	645,238
Aug. 1 – Aug. 31	-	-	1,324,762	645,238
Sep. 1 - Sep. 30	645,238	10.75	1,970,000	-

(1) Based on trade date, not settlement date

Item 3. Item 4. Item 5.	Defaults Upon Senior Securities None. Mine Safety Disclosures Not applicable. Other Information None.

Item 6.	Exhibits

Exhibits No.	Description

10.18+	Performance-Based Restricted Stock Agreement, dated August 25, 2016, by and between Northeast Bancorp and Richard Wayne. *
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *
32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **
32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **
101

The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2016 and June 30, 2016; (ii) Consolidated Statements of Income for the three months ended September 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three months ended September 30, 2016 and 2015; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended September 30, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the three months ended September 30, 2016 and 2015; and (v) Notes to Unaudited Consolidated Financial Statements.

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2016		NORTHEAST BANCORP
	By:	/s/ Richard Wayne
Richard Wayne
President and Chief Executive Officer

	By:	/s/ Brian Shaughnessy
Brian Shaughnessy
Chief Financial Officer

NORTHEAST BANCORP

Index to Exhibits

Exhibits No.	Description

10.18+	Performance-Based Restricted Stock Agreement, dated August 25, 2016, by and between Northeast Bancorp and Richard Wayne. *
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *
32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **
32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **
101

The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2016 and June 30, 2016; (ii) Consolidated Statements of Income for the three months ended September 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three months ended September 30, 2016 and 2015; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended September 30, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the three months ended September 30, 2016 and 2015; and (v) Notes to Unaudited Consolidated Financial Statements.

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or agreement