Form 10-Q
period 2016-12-31
NORTHEAST BANCORP /ME/
filed 2017-02-09
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of February 2, 2017, the registrant had outstanding 7,518,705 shares of voting common stock, $1.00 par value per share and 1,312,530 shares of non-voting common stock, $1.00 par value per share.

PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share data)

	December 31, 2016	June 30, 2016
Assets
Cash and due from banks	$2,586	$2,459
Short-term investments	109,610	148,698
Total cash and cash equivalents	112,196	151,157

Available-for-sale securities, at fair value	90,533	100,572

Residential real estate loans held for sale	5,217	6,449
SBA loans held for sale	3,762	1,070
Total loans held for sale	8,979	7,519

Loans
Commercial real estate	503,448	426,568
Residential real estate	106,949	113,962
Commercial and industrial	151,228	145,956
Consumer	5,313	5,950
Total loans	766,938	692,436
Less: Allowance for loan losses	3,107	2,350
Loans, net	763,831	690,086

Premises and equipment, net	7,179	7,801
Real estate owned and other repossessed collateral, net	3,145	1,652
Federal Home Loan Bank stock, at cost	1,938	2,408
Intangible assets, net	1,514	1,732
Bank owned life insurance	15,953	15,725
Other assets	7,391	7,501
Total assets	$1,012,659	$986,153

Liabilities and Shareholders' Equity
Liabilities
Deposits
Demand	$76,721	$66,686
Savings and interest checking	107,386	107,218
Money market	319,933	275,437
Time	335,531	351,091
Total deposits	839,571	800,432

Federal Home Loan Bank advances	20,024	30,075
Subordinated debt	23,469	23,331
Capital lease obligation	1,003	1,128
Other liabilities	13,650	14,596
Total liabilities	897,717	869,562
Commitments and contingencies	-	-

Shareholders' equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares issued and outstanding at December 31, 2016 and June 30, 2016	-	-
Voting common stock, $1.00 par value, 25,000,000 shares authorized; 7,487,552 and 8,089,790 shares issued and outstanding at December 31, 2016 and June 30, 2016, respectively	7,487	8,089
Non-voting common stock, $1.00 par value, 3,000,000 shares authorized; 1,343,683 and 1,227,683 shares issued and outstanding at December 31, 2016 and June 30, 2016, respectively	1,344	1,228
Additional paid-in capital	77,046	83,020
Retained earnings	30,830	26,160
Accumulated other comprehensive loss	(1,765)	(1,906)
Total shareholders' equity	114,942	116,591
Total liabilities and shareholders' equity	$1,012,659	$986,153

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Interest and dividend income:
Interest and fees on loans	$13,913	$11,719	$25,716	$22,509
Interest on available-for-sale securities	247	236	486	464
Other interest and dividend income	172	80	387	176
Total interest and dividend income	14,332	12,035	26,589	23,149

Interest expense:
Deposits	1,798	1,425	3,553	2,789
Federal Home Loan Bank advances	220	259	475	519
Wholesale repurchase agreements	-	-	-	67
Short-term borrowings	-	5	-	13
Junior subordinated debentures issued to affiliated trusts	468	158	927	312
Obligation under capital lease agreements	13	16	27	33
Total interest expense	2,499	1,863	4,982	3,733
Net interest and dividend income before provision for loan losses	11,833	10,172	21,607	19,416
Provision for loan losses	628	896	820	1,065
Net interest and dividend income after provision for loan losses	11,205	9,276	20,787	18,351

Noninterest income:
Fees for other services to customers	481	428	889	836
Gain on sales of residential loans held for sale	337	398	878	957
Gain on sales of portfolio loans	1,734	679	2,476	1,354
Loss recognized on real estate owned and other repossessed collateral, net	3	(14)	(11)	(74)
Bank-owned life insurance income	114	112	228	224
Other noninterest income	21	21	38	29
Total noninterest income	2,690	1,624	4,498	3,326

Noninterest expense:
Salaries and employee benefits	5,161	4,854	10,475	9,110
Occupancy and equipment expense	1,252	1,320	2,481	2,610
Professional fees	399	264	895	694
Data processing fees	410	366	832	714
Marketing expense	97	66	184	136
Loan acquisition and collection expense	547	219	774	663
FDIC insurance premiums	22	116	146	229
Intangible asset amortization	109	131	218	262
Other noninterest expense	959	860	1,577	1,589
Total noninterest expense	8,956	8,196	17,582	16,007
Income before income tax expense	4,939	2,704	7,703	5,670
Income tax expense	1,839	960	2,852	2,059
Net income	3,100	1,744	4,851	3,611

Weighted-average shares outstanding:
Basic	8,831,235	9,559,369	8,968,690	9,560,913
Diluted	8,864,618	9,569,585	8,999,062	9,567,138

Earnings per common share:
Basic	$0.35	$0.18	$0.54	$0.38
Diluted	0.35	0.18	0.54	0.38

Cash dividends declared per common share	$0.01	$0.01	$0.02	$0.02

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

Net income	$3,100	$1,744	$4,851	$3,611

Other comprehensive income, before tax:
Available-for-sale securities:
Change in net unrealized loss on available-for-sale securities	(1,336)	(692)	(1,414)	(226)
Derivatives and hedging activities:
Change in accumulated gain (loss) on effective cash flow hedges	1,486	284	1,633	(554)
Reclassification adjustments included in net income	8	-	14	-
Total derivatives and hedging activities	1,494	284	1,647	(554)
Total other comprehensive income (loss), before tax	158	(408)	233	(780)
Income tax expense (benefit) related to other comprehensive (loss) income	62	(155)	92	(296)
Other comprehensive income (loss), net of tax	96	(253)	141	(484)
Comprehensive income	$3,196	$1,491	$4,992	$3,127

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share and per share data)

	Preferred Stock		Voting Common Stock		Non-voting Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity

Balance at June 30, 2015	-	$-	8,575,144	$8,575	1,012,739	$1,013	$85,506	$18,921	$(1,288)	$112,727
Net income	-	-	-	-	-	-	-	3,611	-	3,611
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	(484)	(484)
Common stock repurchased	-	-	(125,100)	(125)	-	-	(1,204)	-	-	(1,329)
Conversion of voting common stock to non-voting common stock	-	-	(16,371)	(16)	16,371	16	-	-	-	-
Dividends on common stock at $0.02 per share	-	-	-	-	-	-	-	(192)	-	(192)
Stock-based compensation	-	-	-	-	-	-	280	-	-	280
Issuance of restricted common stock	-	-	100,000	100	-	-	(100)	-	-	-
Cancellation and forfeiture of restricted common stock	-	-	(43,054)	(43)	-	-	43	-	-	-
Balance at December 31, 2015	-	$-	8,490,619	$8,491	1,029,110	$1,029	$84,525	$22,340	$(1,772)	$114,613

Balance at June 30, 2016	-	-	8,089,790	$8,089	1,227,683	$1,228	$83,020	$26,160	$(1,906)	$116,591
Net income	-	-	-	-	-	-	-	4,851	-	4,851
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	141	141
Common stock repurchased	-	-	(645,238)	(645)	-	-	(6,298)	-	-	(6,943)
Conversion of voting common stock to non-voting common stock	-	-	(116,000)	(116)	116,000	116	-	-	-	-
Dividends on common stock at $0.02 per share	-	-	-	-	-	-	-	(181)	-	(181)
Stock-based compensation	-	-	-	-	-	-	483	-	-	483
Issuance of restricted common stock	-	-	160,000	160	-	-	(160)	-	-	-
Cancellation and forfeiture of restricted common stock	-	-	(1,000)	(1)	-	-	1	-	-	-
Balance at December 31, 2016	-	$-	7,487,552	$7,487	1,343,683	$1,344	$77,046	$30,830	$(1,765)	$114,942

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six Months Ended December 31,
	2016	2015
Operating activities:
Net income	$4,851	$3,611
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	820	1,065
(Gain) loss on sale and impairment of real estate owned and other repossessed collateral, net	(70)	68
Loss on sale and disposal of premises and equipment, net	82	6
Accretion of fair value adjustments on loans, net	(5,640)	(5,600)
Accretion of fair value adjustments on deposits, net	(2)	(4)
Accretion of fair value adjustments on borrowings, net	(51)	3
Amortization of subordinated debt issuance costs	138	-
Originations of loans held for sale	(66,778)	(49,640)
Net proceeds from sales of loans held for sale	71,100	64,525
Gain on sales of residential loans held for sale	(878)	(957)
Gain on sales of SBA loans held for sale	(2,476)	(1,354)
Amortization of intangible assets	218	262
Bank-owned life insurance income, net	(228)	(224)
Depreciation of premises and equipment	769	824
Stock-based compensation	483	280
Amortization of available-for-sale securities, net	555	490
Changes in other assets and liabilities:
Other assets	18	165
Other liabilities	701	(1,027)
Net cash provided by operating activities	3,612	12,493

Investing activities:
Purchases of available-for-sale securities	(9,056)	(17,548)
Proceeds from maturities and principal payments on available-for-sale securities	17,126	14,400
Loan purchases	(59,886)	(59,311)
Loan originations, principal collections, and purchased loan paydowns, net	(13,413)	(15,424)
Purchases and disposals of premises and equipment, net	(229)	(1,038)
Redemption of Federal Home Loan Bank stock	470	1,531
Proceeds from sales of real estate owned and other repossessed collateral	523	959
Net cash used in investing activities	(64,465)	(76,431)

Financing activities:
Net increase in deposits	39,141	52,011
Net increase in short-term borrowings	-	77
Repurchase of common stock	(6,943)	(1,329)
Dividends paid on common stock	(181)	(192)
Repayment of wholesale repurchase agreements	-	(10,000)
Repayment of Federal Home Loan Bank advances	(10,000)	-
Repayment of capital lease obligation	(125)	(116)
Net cash provided by financing activities	21,892	40,451

Net decrease in cash and cash equivalents	(38,961)	(23,487)
Cash and cash equivalents, beginning of period	151,157	89,850
Cash and cash equivalents, end of period	$112,196	$66,363

Supplemental schedule of noncash investing activities:
Transfers from loans to real estate owned and other repossessed collateral	$1,946	$614

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

December 31, 2016

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”). This update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU will be effective for fiscal years beginning after December 15, 2019. Early adoption is available as of the fiscal year beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”). This update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of ASU 2016-18 on its consolidated financial statements.

3. Securities Available-for-Sale

The following presents a summary of the amortized cost, gross unrealized holding gains and losses, and fair value of securities available for sale.

	December 31, 2016
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Government agency securities	$48,711	$5	$(216)	$48,500
Agency mortgage-backed securities	37,882	-	(882)	37,000
Other investment measured at net asset value	5,157	-	(124)	5,033
	$91,750	$5	$(1,222)	$90,533

	June 30, 2016
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Government agency securities	$51,948	$98	$-	$52,046
Agency mortgage-backed securities	43,330	90	(52)	43,368
Other investment measured at net asset value	5,097	61	-	5,158
	$100,375	$249	$(52)	$100,572

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on sale. There were no securities sold during the three and six months ended December 31, 2016 or 2015. At December 31, 2016, no investment securities were pledged as collateral to secure outstanding borrowings.

The following summarizes the Company’s gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2016
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government agency securities	$42,493	$(216)	$-	$-	$42,493	$(216)
Agency mortgage-backed securities	22,574	(375)	14,425	(507)	36,999	(882)
Other investment measured at net asset value	5,033	(124)	-	-	5,033	(124)
	$70,100	$(715)	$14,425	$(507)	$84,525	$(1,222)

June 30, 2016
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Dollars in thousands)
U.S. Government agency securities	$-	$-	$-	$-	$-	$-
Agency mortgage-backed securities	-	-	25,350	(52)	25,350	(52)
Other investment measured at net asset value	-	-	-	-	-	-
	$-	$-	$25,350	$(52)	$25,350	$(52)

There were no other-than-temporary impairment losses on securities during the three and six months ended December 31, 2016 or 2015.

At December 31, 2016, the Company had seven securities in a continuous loss position for greater than twelve months. At December 31, 2016, all of the Company’s available-for-sale securities were issued or guaranteed by either government agencies or government-sponsored enterprises. The decline in fair value of the Company’s available-for-sale securities at December 31, 2016 is attributable to changes in interest rates.

In addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company’s investment portfolio, management of the Company also considers the Company’s ability and intent to hold such securities to maturity or recovery of cost. At December 31, 2016, the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the investment securities before recovery of its amortized cost. As such, management does not believe any of the Company’s available-for-sale securities are other-than-temporarily impaired at December 31, 2016.

The investment measured at net asset value is a fund that seeks to invest in securities either issued or guaranteed by the U.S. government or its agencies. The underlying composition of the fund is primarily government agencies or other investment-grade investments. As of December 31, 2016, the effective duration of the investments is 5.32 years.

The amortized cost and fair values of available-for-sale debt securities by contractual maturity are shown below as of December 31, 2016. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within one year	$9,230	$9,224
Due after one year through five years	39,481	39,277
Due after five years through ten years	16,669	16,491
Due after ten years	21,213	20,508
Total	$86,593	$85,500

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

	December 31, 2016			June 30, 2016
	Originated	Purchased	Total	Originated	Purchased	Total
	(Dollars in thousands)
Residential real estate	$87,900	$3,085	$90,985	$93,391	$2,559	$95,950
Home equity	15,964	-	15,964	18,012	-	18,012
Commercial real estate	253,601	249,847	503,448	189,616	236,952	426,568
Commercial and industrial	150,087	1,141	151,228	145,758	198	145,956
Consumer	5,313	-	5,313	5,950	-	5,950
Total loans	$512,865	$254,073	$766,938	$452,727	$239,709	$692,436

Total loans include net deferred loan origination costs of $463 thousand and net deferred loan origination fees of $58 thousand as of December 31, 2016 and June 30, 2016, respectively.

Past Due and Nonaccrual Loans

The following is a summary of past due and non-accrual loans:

	December 31, 2016
	30-59 Days	60-89 Days	Past Due 90 Days or More-Still Accruing	Past Due 90 Days or More- Nonaccrual	Total Past Due	Total Current	Total Loans	Non- Accrual Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$1,052	$823	$-	$1,596	$3,471	$84,429	$87,900	$2,827
Home equity	-	-	-	48	48	15,916	15,964	48
Commercial real estate	882	522	-	137	1,541	252,060	253,601	396
Commercial and industrial	48	-	-	677	725	149,362	150,087	2,659
Consumer	128	28	-	19	175	5,138	5,313	48
Total originated portfolio	2,110	1,373	-	2,477	5,960	506,905	512,865	5,978
Purchased portfolio:
Residential real estate	1	-	-	-	1	3,084	3,085	1,066
Commercial and industrial	219	56	-	35	310	831	1,141	98
Commercial real estate	12,150	713	-	2,721	15,584	234,263	249,847	3,055
Total purchased portfolio	12,370	769	-	2,756	15,895	238,178	254,073	4,219
Total loans	$14,480	$2,142	$-	$5,233	$21,855	$745,083	$766,938	$10,197

	June 30, 2016
	30-59 Days	60-89 Days	Past Due 90 Days or More-Still Accruing	Past Due 90 Days or More- Nonaccrual	Total Past Due	Total Current	Total Loans	Non- Accrual Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$302	$910	$-	$1,555	$2,767	$90,624	$93,391	$2,613
Home equity	146	-	-	48	194	17,818	18,012	48
Commercial real estate	132	-	-	188	320	189,296	189,616	474
Commercial and industrial	-	-	-	15	15	145,743	145,758	17
Consumer	73	56	-	74	203	5,747	5,950	163
Total originated portfolio	653	966	-	1,880	3,499	449,228	452,727	3,315
Purchased portfolio:
Residential real estate	-	-	-	-	-	2,559	2,559	1,125
Commercial and industrial	-	-	-	-	-	198	198	-
Commercial real estate	-	19	-	3,387	3,406	233,546	236,952	3,387
Total purchased portfolio	-	19	-	3,387	3,406	236,303	239,709	4,512
Total loans	$653	$985	$-	$5,267	$6,905	$685,531	$692,436	$7,827

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

The following table sets forth activity in the Company’s allowance for loan losses.

	Three Months Ended December 31, 2016
	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$541	$1,421	$318	$68	$158	$-	$2,506
Provision	6	351	207	40	24	-	628
Recoveries	27	19	6	21	-	-	73
Charge-offs	-	(41)	-	(59)	-	-	(100)
Ending balance	$574	$1,750	$531	$70	$182	$-	$3,107

	Three Months Ended December 31, 2015
	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$732	$733	$134	$46	$364	$56	$2,065
Provision	147	125	42	(6)	644	(56)	896
Recoveries	1	-	4	3	-	-	8
Charge-offs	(19)	(14)	(1)	(7)	(799)	-	(840)
Ending balance	$861	$844	$179	$36	$209	$-	$2,129

	Six Months Ended December 31, 2016
	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$663	$1,195	$297	$62	$133	$-	$2,350
Provision	(93)	577	224	63	49	-	820
Recoveries	29	19	11	32	-	-	91
Charge-offs	(25)	(41)	(1)	(87)	-	-	(154)
Ending balance	$574	$1,750	$531	$70	$182	$-	$3,107

	Six Months Ended December 31, 2015
	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$741	$694	$117	$35	$283	$56	$1,926
Provision	126	187	58	25	725	(56)	1,065
Recoveries	13	5	5	5	-	-	28
Charge-offs	(19)	(42)	(1)	(29)	(799)	-	(890)
Ending balance	$861	$844	$179	$36	$209	$-	$2,129

The following table sets forth information regarding the allowance for loan losses by portfolio segment and impairment methodology.

	December 31, 2016
	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$366	$64	$164	$6	$-	$-	$600
Collectively evaluated	208	1,686	367	64	-	-	2,325
ASC 310-30	-	-	-	-	182	-	182
Total	$574	$1,750	$531	$70	$182	$-	$3,107

Loans:
Individually evaluated	$5,573	$1,594	$2,820	$254	$-	$-	$10,241
Collectively evaluated	98,291	252,007	147,267	5,059	-	-	502,624
ASC 310-30	-	-	-	-	254,073	-	254,073
Total	$103,864	$253,601	$150,087	$5,313	$254,073	$-	$766,938

	June 30, 2016
	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$386	$59	$2	$23	$-	$-	$470
Collectively evaluated	277	1,136	295	39	-	-	1,747
ASC 310-30	-	-	-	-	133	-	133
Total	$663	$1,195	$297	$62	$133	$-	$2,350

Loans:
Individually evaluated	$5,039	$1,686	$17	$362	$-	$-	$7,104
Collectively evaluated	106,364	187,930	145,741	5,588	-	-	445,623
ASC 310-30	-	-	-	-	239,709	-	239,709
Total	$111,403	$189,616	$145,758	$5,950	$239,709	$-	$692,436

The following table sets forth information regarding impaired loans. Loans accounted for under ASC 310-30 that have performed based on cash flow and accretable yield expectations determined at date of acquisition are not considered impaired assets and have been excluded from the tables below.

	December 31, 2016			June 30, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$3,191	$3,264	$-	$3,192	$3,299	$-
Consumer	171	179	-	257	282	-
Commercial real estate	487	489	-	451	453	-
Commercial and industrial	1,815	1,815	-	15	15	-
Purchased:
Residential real estate	1,066	1,108	-	1,125	1,125	-
Commercial real estate	4,513	6,049	-	4,574	4,886	-
Commercial and industrial	16	34	-	-	-	-
Total	11,259	12,938	-	9,614	10,060	-

Impaired loans with a valuation allowance:
Originated:
Residential real estate	2,382	2,340	366	1,847	1,802	386
Consumer	83	92	6	105	112	23
Commercial real estate	1,107	1,098	64	1,235	1,223	59
Commercial and industrial	1,005	1,005	164	2	2	2
Purchased:
Commercial real estate	1,272	1,660	100	1,484	1,812	66
Commercial and industrial	56	322	57	-	-	-
Total	5,905	6,517	757	4,673	4,951	536
Total impaired loans	$17,164	$19,455	$757	$14,287	$15,011	$536

The following tables set forth information regarding interest income recognized on impaired loans.

	Three Months Ended December 31,
	2016		2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$3,730	$62	$3,157	$37
Consumer	200	8	354	8
Commercial real estate	466	15	885	7
Commercial and industrial	1,080	33	2	-
Purchased:
Residential real estate	1,087	-	-	-
Commercial real estate	4,705	47	6,844	50
Commercial and industrial	32	-	-	-
Total	11,300	165	11,242	102

Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,952	73	1,968	22
Consumer	93	2	44	1
Commercial real estate	1,115	31	930	19
Commercial and industrial	504	12	-	-
Purchased:
Commercial real estate	1,423	7	1,481	3
Commercial and industrial	28	2	-	-
Total	5,115	127	4,423	45
Total impaired loans	$16,415	$292	$15,665	$147

	Six Months Ended December 31,
	2016		2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$3,550	$111	$2,613	$76
Consumer	219	11	316	13
Commercial real estate	461	23	1,190	14
Commercial and industrial	725	36	2	-
Purchased:
Residential real estate	1,100	3	-	-
Commercial real estate	4,661	99	6,674	64
Commercial and industrial	21	-	-	-
Total	10,737	283	10,795	167

Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,917	89	2,024	45
Consumer	97	4	20	2
Commercial real estate	1,155	49	883	31
Commercial and industrial	336	12	-	-
Purchased:
Commercial real estate	1,443	24	713	39
Commercial and industrial	19	2	-	-
Total	4,967	180	3,640	117
Total impaired loans	$15,704	$463	$14,435	$284

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

The following tables present the Company’s loans by risk rating.

	December 31, 2016
	Originated Portfolio
	Commercial	Commercial		Purchased
	Real Estate	and Industrial	Residential(1)	Portfolio	Total
	(Dollars in thousands)
Loans rated 1- 6	$249,552	$148,674	$8,226	$243,364	$649,816
Loans rated 7	3,230	560	495	7,147	11,432
Loans rated 8	819	853	508	3,562	5,742
Loans rated 9	-	-	23	-	23
Loans rated 10	-	-	-	-	-
	$253,601	$150,087	$9,252	$254,073	$667,013

	June 30, 2016
	Originated Portfolio
	Commercial	Commercial		Purchased
	Real Estate	and Industrial	Residential(1)	Portfolio	Total
	(Dollars in thousands)
Loans rated 1- 6	$186,165	$142,451	$7,659	$227,895	$564,170
Loans rated 7	2,493	3,290	431	7,147	13,361
Loans rated 8	958	17	537	4,667	6,179
Loans rated 9	-	-	23	-	23
Loans rated 10	-	-	-	-	-
	$189,616	$145,758	$8,650	$239,709	$583,733

(1)	Certain of the Company’s loans made for commercial purposes, but secured by residential collateral, are rated under the Company’s risk-rating system.

The Company had consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions totaling $823 thousand at December 31, 2016, compared to $882 thousand at June 30, 2016.

Troubled Debt Restructurings

The following table shows the Company’s post-modification balance of TDRs by type of modification.

	Three Months Ended December 31,				Six Months Ended December 31,
	2016		2015		2016		2015
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Extended maturity	1	$154	-	$-	1	$154	-	$-
Adjusted interest rate	2	135	-	-	3	144	-	-
Rate and maturity	-	-	3	208	1	334	3	208
Principal deferment	1	161	-	-	1	161	-	-
Court ordered concession	-	-	-	-	-	-	-	-
	4	$450	3	$208	6	$793	3	$208

The following table shows loans modified in a TDR and the change in the recorded investment subsequent to the modifications occurring.

	Three Months Ended December 31,
	2016			2015
	Number of Contracts	Recorded Investment Pre-Modification	Recorded Investment Post-Modification	Number of Contracts	Recorded Investment Pre-Modification	Recorded Investment Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	3	$266	$289	3	$208	$208
Home equity	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Commercial and industrial	1	91	161	-	-	-
Consumer	-	-	-	-	-	-
Total originated portfolio	4	357	450	3	208	208

Purchased portfolio:
Residential real estate	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Total purchased portfolio	-	-	-	-	-	-
Total	4	$357	$450	3	$208	$208

	Six Months Ended December 31,
	2016			2015
	Number of Contracts	Recorded Investment Pre-Modification	Recorded Investment Post-Modification	Number of Contracts	Recorded Investment Pre-Modification	Recorded Investment Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	4	$275	$298	3	$208	$208
Home equity	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Commercial and industrial	1	91	161	-	-	-
Consumer	-	-	-	-	-	-
Total originated portfolio	5	366	459	3	208	208

Purchased portfolio:
Residential real estate	-	-	-	-	-	-
Commercial real estate	1	334	334	-	-	-
Total purchased portfolio	1	334	334	-	-	-
Total	6	$700	$793	3	$208	$208

The Company considers TDRs past due 90 days or more to be in payment default. No loans modified in a TDR in the last twelve months defaulted during the three and six months ended December 31, 2016. As of December 31, 2016, there were no further commitments to lend to borrowers associated with loans modified in a TDR.

ASC 310-30 Loans

The following tables present a summary of loans accounted for under ASC 310-30 that were acquired by the Company during the period indicated.

	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015
	(Dollars in thousands)
Contractually required payments receivable	$68,466	$60,153
Nonaccretable difference	(977)	(491)
Cash flows expected to be collected	67,489	59,662
Accretable yield	(21,456)	(23,807)
Fair value of loans acquired	$46,033	$35,855

	Six Months Ended December 31, 2016	Six Months Ended December 31, 2015
	(Dollars in thousands)
Contractually required payments receivable	$94,720	$91,427
Nonaccretable difference	(3,494)	(782)
Cash flows expected to be collected	91,226	90,645
Accretable yield	(31,340)	(31,334)
Fair value of loans acquired	$59,886	$59,311

Certain of the loans accounted for under ASC 310-30 that were acquired by the Company are not accounted for using the income recognition model because the Company cannot reasonably estimate cash flows expected to be collected. These loans when acquired are placed on non-accrual. The carrying amounts of such loans are as follows.

	As of and for the Three Months Ended December 31, 2016	As of and for the Six Months Ended December 31, 2016
	(Dollars in thousands)
Loans acquired during the period	$-	$1,010
Loans at end of period	3,917	3,917

The following tables summarize the activity in the accretable yield for loans accounted for under ASC 310-30.

	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015
	(Dollars in thousands)
Beginning balance	$124,023	$109,615
Acquisitions	21,456	23,807
Accretion	(4,656)	(3,885)
Reclassifications from non-accretable difference to accretable yield	973	2,764
Disposals and other changes	(13,373)	(8,208)
Ending balance	$128,423	$124,093

	Six Months Ended December 31, 2016	Six Months Ended December 31, 2015
	(Dollars in thousands)
Beginning balance	$124,151	$111,449
Acquisitions	31,340	31,334
Accretion	(9,308)	(7,640)
Reclassifications from non-accretable difference to accretable yield	1,131	3,041
Disposals and other changes	(18,891)	(14,091)
Ending balance	$128,423	$124,093

The following table provides information related to the unpaid principal balance and carrying amounts of ASC 310-30 loans.

	December 31, 2016 (1)	June 30, 2016 (1)
	(Dollars in thousands)
Unpaid principal balance	$284,637	$267,985
Carrying amount	252,040	237,054

(1)	Balances include loans held for sale of $975 thousand at December 31, 2016 and $0 at June 30, 2016.

5. Transfers and Servicing of Financial Assets

The Company sells loans in the secondary market and for certain loans, retains the servicing responsibility. Consideration for the sale includes the cash received as well as the related servicing rights asset. The Company receives fees for the services provided.

Capitalized servicing rights as of December 31, 2016 totaled $2.3 million, compared to $1.8 million as of June 30, 2016, included in other assets on the consolidated balance sheets.

Mortgage loans sold in the quarter ended December 31, 2016 totaled $17.7 million, compared to $20.5 million in the quarter ended December 31, 2015. Mortgage loans sold in the six months ended December 31, 2016 totaled $42.7 million, compared to $49.4 million in the six months ended December 31, 2015. Mortgage loans serviced for others totaled $11.9 million at December 31, 2016 and $12.9 million at June 30, 2016. Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $33.3 million and $32.9 million at December 31, 2016 and June 30, 2016, respectively.

SBA loans sold during the quarter ended December 31, 2016 totaled $17.5 million, compared to $7.5 million in the quarter December 31, 2015. SBA loans sold in the six months ended December 31, 2016 totaled $24.8 million, compared to $13.0 million in the six months ended December 31, 2015. SBA loans serviced for others totaled $121.0 million at December 31, 2016 and $83.8 million at June 30, 2016.

Mortgage and SBA loans serviced for others are accounted for as sales and therefore are not included in the accompanying consolidated balance sheets. The risks inherent in mortgage servicing assets and SBA servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.

Contractually specified servicing fees were $248 thousand and $167 thousand for the quarters ended December 31, 2016 and 2015, respectively, and were included as a component of loan related fees within non-interest income. Contractually specified servicing fees were $408 thousand and $316 thousand for the six months ended December 31, 2016 and 2015, respectively.

The significant assumptions used in the valuation for mortgage servicing rights as of December 31, 2016 included a weighted average discount rate of 7.8% and a weighted average prepayment speed assumption of 16.0%. For the SBA servicing rights, the significant assumptions used in the valuation included a range of discount rates from 8.8% to 13.9% and a weighted average prepayment speed assumption of 7.5%

6. Earnings Per Share (EPS)

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

	Three months Ended December 31,		Six months Ended December 31,
	2016	2015	2016	2015
	(Dollars in thousands, except share and per share data)

Net income	$3,100	$1,744	$4,851	$3,611

Weighted average shares used in calculation of basic EPS	8,831,235	9,559,369	8,968,690	9,560,913
Incremental shares from assumed exercise of dilutive securities	33,383	10,216	30,372	6,225
Weighted average shares used in calculation of diluted EPS	8,864,618	9,569,585	8,999,062	9,567,138

Basic earnings per common share	$0.35	$0.18	$0.54	$0.38
Diluted earnings per common share	$0.35	$0.18	$0.54	$0.38

For the three and six months ended December 31, 2016 and 2015, the following stock options were excluded from the calculation of diluted EPS due to the exercise price of these options exceeding the average market price of the Company’s common stock for the period. These options, which were not dilutive at that date, may potentially dilute EPS in the future.

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Stock options	714,545	714,545	714,545	714,545

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

The Company currently holds derivative instruments that contain credit-risk related features that are in a net liability position, which may require that collateral be assigned to dealer banks. At December 31, 2016, the Company had posted cash collateral totaling $1.5 million with dealer banks related to derivative instruments in a net liability position.

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

Information pertaining to outstanding interest rate caps and swap agreements used to hedge variable rate debt is as follows.

December 31, 2016
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Loss	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$5,000	July 2013	July 2033	3 Mo. LIBOR	0.98%	3.38%	n/a	$(634)	$(634)	Other Liabilities
5,000	July 2013	July 2028	3 Mo. LIBOR	0.98%	3.23%	n/a	(451)	(451)	Other Liabilities
5,000	July 2013	July 2023	3 Mo. LIBOR	0.98%	2.77%	n/a	(215)	(215)	Other Liabilities
Interest rate caps:
6,000	October 2014	September 2019	3 Mo. LIBOR	n/a	n/a	2.50%	(159)	17	Other Assets
10,000	March 2015	February 2020	3 Mo. LIBOR	n/a	n/a	2.50%	(170)	46	Other Assets
$31,000							$(1,629)	$(1,237)

June 30, 2016
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Loss	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$5,000	July 2013	July 2033	3 Mo. LIBOR	0.65%	3.38%	n/a	$(1,352)	$(1,352)	Other Liabilities
5,000	July 2013	July 2028	3 Mo. LIBOR	0.65%	3.23%	n/a	(1,005)	(1,005)	Other Liabilities
5,000	July 2013	July 2023	3 Mo. LIBOR	0.65%	2.77%	n/a	(560)	(560)	Other Liabilities
Interest rate caps:
6,000	October 2014	September 2019	3 Mo. LIBOR	n/a	n/a	2.50%	(167)	10	Other Assets
10,000	March 2015	February 2020	3 Mo. LIBOR	n/a	n/a	2.50%	(192)	25	Other Assets
$31,000							$(3,276)	$(2,882)

During the three and six months ended December 31, 2016 and 2015, no interest rate cap or swap agreements were terminated prior to maturity. Changes in the fair value of interest rate caps and swaps designated as hedging instruments of the variability of cash flows associated with variable rate debt are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the debt affects earnings. Risk management results for the three and six months ended December 31, 2016 and 2015 related to the balance sheet hedging of variable rate debt indicates that the hedges were effective.

8. Other Comprehensive Income

The components of other comprehensive income are as follows:

	Three Months Ended December 31,
	2016			2015
	Pre-tax	Tax Expense	After-tax	Pre-tax	Tax Expense	After-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
	(Dollars in thousands)
Change in net unrealized loss on available-for-sale securities	$(1,336)	$(507)	$(829)	$(692)	$(263)	$(429)
				-	-	-
Change in accumulated gain on effective cash flow hedges	1,486	566	920	284	108	176
Reclassification adjustment for net gains included in net income	8	3	5	-	-	-
Total derivatives and hedging activities	1,494	569	925	284	108	176
Total other comprehensive gain (loss)	$158	$62	$96	$(408)	(155)	(253)

	Six Months Ended December 31,
	2016			2015
	Pre-tax	Tax Expense	After-tax	Pre-tax	Tax Expense	After-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
	(Dollars in thousands)
Change in net unrealized gain or loss on available-for-sale securities	$(1,414)	$(537)	$(877)	$(226)	$(85)	$(141)
				-	-	-
Change in accumulated loss on effective cash flow hedges	1,633	624	1,009	(554)	(211)	(343)
Reclassification adjustment for net gains included in net income	14	5	9	-	-	-
Total derivatives and hedging activities	1,647	629	1,018	(554)	(211)	(343)
Total other comprehensive gain (loss)	$233	$92	$141	$(780)	(296)	(484)

Accumulated other comprehensive loss is comprised of the following:

	December 31, 2016	June 30, 2016
	(Dollars in thousands)
Unrealized loss on available-for-sale securities	$(1,217)	$197
Tax effect	462	(75)
Net-of-tax amount	$(755)	$122
Unrealized loss on cash flow hedges	$(1,629)	$(3,276)
Tax effect	619	1,248
Net-of-tax amount	$(1,010)	$(2,028)
Accumulated other comprehensive loss	$(1,765)	$(1,906)

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

Financial instruments with contract amounts which represent credit risk are as follows:

	December 31, 2016	June 30, 2016
	(Dollars in thousands)
Commitments to grant loans	$24,187	$44,684
Unfunded commitments under lines of credit	76,317	58,412
Standby letters of credit	3,810	3,822
Commitment to fund investment	2,500	2,500

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The Company has recorded an allowance for possible losses on commitments and unfunded loans totaling $63 thousand and $81 thousand recorded in other liabilities at December 31, 2016 and June 30, 2016, respectively.

The Company committed $2.5 million to a fund that acquires CRA qualified investments in loans for the Company’s portfolio. The Fund Manager will call the funds from the Company when an investment is successfully acquired. Through the three and six months ended December 31, 2016, the fund has not called any funds from the Company.

Contingencies

The Company and its subsidiary are parties to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company’s consolidated financial position or results of operations.

10.	Stock-Based Compensation

A summary of restricted share activity for the six months ended December 31, 2016 follows:

	Shares	Weighted Average Grant Date Fair Value

Unvested at beginning of period	251,859	$9.93
Granted	160,000	11.20
Vested	-	-
Forfeited	(1,000)	9.47
Unvested at end of period	410,859	10.43

A summary of the vesting schedule for the shares granted in the six months ended December 31, 2016 follows:

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

Fair Value of other Financial Instruments:

Cash and cash equivalents - The fair value of cash, due from banks, interest bearing deposits and Federal Home Loan Bank of Boston (“FHLBB”) overnight deposits approximates their relative book values, as these financial instruments have short maturities.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	December 31, 2016
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Securities available-for-sale:
U.S. Government agency securities	$48,500	$-	$48,500	$-
Agency mortgage-backed securities	37,000	-	37,000	-
Other investment measured at net asset value(1)	5,033	-	-	-
Other assets – interest rate caps	63	-	63	-
Liabilities
Other liabilities – interest rate swaps	$1,300	$-	$1,300	$-

	June 30, 2016
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Securities available-for-sale:
U.S. Government agency securities	$52,046	$-	$52,046	$-
Agency mortgage-backed securities	43,368	-	43,368	-
Other investment measured at net asset value(1)	5,158	-	-	-
Other assets – interest rate caps	35	-	35	-
Liabilities
Other liabilities – interest rate swap	$2,917	$-	$2,917	$-

(1)

In accordance with ASU 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amount presented in the table are intended to permit reconciliation of the fair value amount to the consolidated financial statements.

Assets measured at fair value on a nonrecurring basis are summarized below.

	December 31, 2016
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$2,099	$-	$-	$2,099
Real estate owned and other repossessed collateral	3,145	-	-	3,145
Loan servicing rights	2,342	-	-	2,342

	June 30, 2016
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$922	$-	$-	$922
Real estate owned and other repossessed collateral	1,652	-	-	1,652
Loan servicing rights	1,771	-	-	1,771

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a nonrecurring basis at the dates indicated.

	Fair Value
	December 31, 2016	June 30, 2016	Valuation Technique
	(Dollars in thousands)
Collateral dependent impaired loans	$2,099	$922	Appraisal of collateral(1)
Real estate owned and other repossessed collateral	3,145	1,652	Appraisal of collateral(1)
Loan servicing rights	2,342	1,771	Discounted cash flow(2)

(1) Fair value is generally determined through independent appraisals of the underlying collateral. The Company may also use another available source of collateral assessment to determine a reasonable estimate of the fair value of the collateral. Appraisals may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments was 6% to 30%.

(2) Fair value is determined using a discounted cash flow model. The unobservable inputs include anticipated rate of loan prepayments and discount rates. The range of prepayment assumptions used was 7.5% to 16.0%. For discount rates, the range was 7.8% to 14.0%.

The following table presents the estimated fair value of the Company's financial instruments.

	Carrying	Fair Value Measurements at December 31, 2016
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$112,196	$112,196	$112,196	$-	$-
Available-for-sale securities	85,500	85,500	-	85,500	-
Other investment measured at net asset value(1)	5,033	5,033	-	-	-
Federal Home Loan Bank stock	1,938	1,938	-	1,938	-
Loans held for sale	8,979	8,979	-	8,979	-
Loans, net	763,831	769,998	-	-	769,998
Accrued interest receivable	1,722	1,722	-	1,722	-
Interest rate caps	63	63	-	63	-

Financial liabilities:
Deposits	839,571	840,073	-	840,073	-
FHLBB advances	20,024	20,143	-	20,143	-
Capital lease obligation	1,003	1,059	-	1,059	-
Subordinated debentures	23,469	25,285	-	-	25,285
Interest rate swaps	1,300	1,300	-	1,300	-

	Carrying	Fair Value Measurements at June 30, 2016
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$151,157	$151,157	$151,157	$-	$-
Available-for-sale securities	95,414	95,414	-	95,414	-
Other investment measured at net asset value(1)	5,158	5,158	-	-	-
Federal Home Loan Bank stock	2,408	2,408	-	2,408	-
Loans held for sale	7,519	7,519	-	7,519	-
Loans, net	690,086	695,830	-	-	695,830
Accrued interest receivable	1,579	1,579	-	1,579	-
Interest rate caps	35	35	-	35	-

Financial liabilities:
Deposits	800,432	801,045	-	801,045	-
FHLBB advances	30,075	30,396	-	30,396	-
Capital lease obligation	1,128	1,219	-	1,219	-
Subordinated debentures	23,331	25,664	-	-	25,664
Interest rate swaps	2,917	2,917	-	2,917	-

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

In connection with the transaction, as part of the regulatory approval process, the Company and the Bank made certain commitments to the Federal Reserve, the most significant of which are (i) to maintain a Tier 1 leverage ratio of at least 10%, (ii) to maintain a total risk-based capital ratio of at least 15%, (iii) to limit purchased loans to 40% of total loans, (iv) to fund 100% of the Company’s loans with core deposits (defined as non-maturity deposits and non-brokered insured time deposits), and (v) to hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total risk-based capital. On June 28, 2013, the Federal Reserve approved the amendment to exclude owner-occupied commercial real estate loans from the commitment to hold commercial real estate loans to within 300% of total risk-based capital. All other commitments made to the Federal Reserve in connection with the merger remain unchanged. The Company and the Bank are currently in compliance with all commitments to the Federal Reserve. The Company’s compliance ratios at December 31, 2016 follow:

Condition	Ratios as of December 31, 2016
(i) Tier 1 leverage capital ratio	12.60%
(ii) Total capital ratio	18.31%
(iii) Ratio of purchased loans to total loans, including loans held for sale	32.91%
(iv) Ratio of loans to core deposits (1)	92.04%
(v) Ratio of commercial real estate loans to total risk-based capital (2)	197.11%

(1) Core deposits include all non-maturity deposits and maturity deposits less than $250 thousand

(2) For purposes of calculating this ratio, commercial real estate includes all non-owner occupied commercial real estate loans defined as such by regulatory guidance, including all land development and construction loans.

As of December 31, 2016, the Company, on a consolidated basis, had total assets of $1.0 billion, total deposits of $839.6 million, and shareholders’ equity of $114.9 million. The Company gathers retail deposits through its banking offices in Maine and the Bank's online affinity deposit program, ableBanking; originates loans through the Bank’s Community Banking Division; originates Small Business Administration (“SBA”) loans through the Bank’s national SBA group (“SBA Division”); and purchases and originates commercial loans through the Bank’s Loan Acquisition and Servicing Group (“LASG”). The Community Banking Division, with ten full-service branches and two loan production offices, operates from the Bank’s headquarters in Lewiston, Maine. LASG, ableBanking, and the SBA Division operate from the Company's offices in Boston, Massachusetts.

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

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. The reader is encouraged to review each of the policies included in Form 10-K for the year ended June 30, 2016 to gain a better understanding of how Northeast’s financial performance is measured and reported. There has been no material change in critical accounting policies during the three and six months ended December 31, 2016.

Overview

Net income was $3.1 million, or $0.35 per diluted common share, for the quarter ended December 31, 2016, compared to $1.7 million, or $0.18 per diluted common share, for the quarter ended December 31, 2015. Net income was $4.9 million, or $0.54 per diluted common share, for the six months ended December 31, 2016, compared to $3.6 million, or $0.38 per diluted common share, for the six months ended December 31, 2015.

Net interest and dividend income before provision for loan losses increased by $1.7 million for the quarter ended December 31, 2016, compared to the quarter ended December 31, 2015. The increase is primarily due to higher average balances in the total loan portfolio and higher transactional income on purchased loans. This increase was partially offset by higher rates and volume in our deposit portfolio and the effect of the issuance of subordinated debt.

Noninterest income increased by $1.1 million for the quarter ended December 31, 2016, compared to the quarter ended December 31, 2015, due to an increase in gains realized on sale of SBA loans of $1.1 million.

Noninterest expense increased by $760 thousand for the quarter ended December 31, 2016, compared to the quarter ended December 31, 2015, primarily due to the following:

●	An increase in loan expense of $328 thousand, largely driven by the expense related to loan collection in the period;
●

An increase in salaries and employee benefits of $307 thousand, primarily due to increased incentive compensation and severance in the three months ended December 31, 2016, offset by higher deferred salaries due to an increase in loan originations;

●

An increase in professional fees of $135 thousand, largely attributable to increased consulting costs, increased audit costs relating to the Company’s conversion to accelerated filer status and core system projects; and

●	An increase in other noninterest expense of $99 thousand, largely attributable to $220 thousand of expense related to the quarterly valuation of SBA servicing rights.
●	The increases in noninterest expense were partially offset by a decrease in FDIC deposit insurance premiums of $94 thousand, resulting from changes in the reserve ratio requirements.

Financial Condition

Overview

Total assets increased by $26.5 million, or 2.7%, to $1.0 billion at December 31, 2016, compared to June 30, 2016. The principal components of the change in the balance sheet were as follows:

●

The loan portfolio – excluding loans held for sale – grew by $74.5 million, or 10.8%, compared to June 30, 2016, principally on the strength of $70.7 million of net growth in commercial loans purchased or originated by the Bank’s LASG and net growth of $13.2 million in originations by the Bank’s SBA Division. This net growth was offset by a $9.4 million decrease in the Bank’s Community Banking Division loan portfolio.

Loans generated by the LASG totaled $91.7 million for the quarter ended December 31, 2016. The growth in LASG loans consisted of $46.0 million of purchased loans, at an average price of 90.1% of unpaid principal balance, and $45.7 million of originated loans. SBA loans closed during the quarter totaled $25.3 million, of which $24.7 million were fully funded in the quarter. In addition, the Company sold $17.5 million of the guaranteed portion of SBA loans in the secondary market, of which $9.3 million were originated in the current quarter and $8.2 million were originated or purchased in prior quarters. Residential loan production sold in the secondary market totaled $17.7 million for the quarter.

As noted above in the “Business Overview” section, the Company made certain commitments to the Board of Governors of the Federal Reserve System in connection with the merger of FHB Formation LLC with and into the Company in December 2010. The Company’s loan purchase and commercial real estate loan availability under these conditions follow.

Basis for Regulatory Condition	Condition	Availability at December 31, 2016
		(Dollars in millions)
Total Loans	Purchased loans may not exceed 40% of total loans	$91.5
Regulatory Capital	Non-owner occupied commercial real estate loans may not exceed 300% of total capital	$146.2

An overview of the Bank’s LASG portfolio follows:

	LASG Portfolio
	Three Months Ended December 31,
	2016				2015
	Purchased (1)	Originated	Secured Loans to Broker-Dealers	Total LASG	Purchased	Originated	Secured Loans to Broker-Dealers	Total LASG
	(Dollars in thousands)
Loans purchased or originated during the period:
Unpaid principal balance	$51,112	$45,647	$-	$96,759	$40,145	$39,512	$-	$79,657
Net investment basis	46,033	45,647	-	91,680	35,855	39,512	-	75,367

Loan returns during the period:
Yield	13.01%	5.89%	0.99%	8.76%	12.74%	5.69%	0.50%	8.55%
Total Return (2)	13.01%	5.89%	0.99%	8.76%	12.74%	5.69%	0.50%	8.55%

	Six Months Ended December 31,
	2016				2015
	Purchased (1)	Originated	Secured Loans to Broker-Dealers	Total LASG	Purchased	Originated	Secured Loans to Broker-Dealers	Total LASG
	(Dollars in thousands)
Loans purchased or originated during the period:
Unpaid principal balance	$67,903	$88,025	$-	$155,928	$63,728	$50,907	$-	$114,635
Net investment basis	59,886	88,025	-	147,911	59,311	50,907	-	110,218

Loan returns during the period:
Yield	11.71%	5.88%	0.74%	8.19%	12.41%	5.68%	0.50%	8.40%
Total Return (2)	11.73%	5.88%	0.74%	8.19%	12.43%	5.68%	0.50%	8.41%

Total loans as of period end:
Unpaid principal balance	$288,455	$231,278	$48,000	$567,733	$258,049	$155,728	$60,000	$473,777
Net investment basis	255,048	231,278	48,000	534,326	226,014	155,728	60,000	441,742

(1) Purchased loan balances include loans held for sale of $975 thousand.

(2) The total return on purchased loans represents scheduled accretion, accelerated accretion, gains on asset sales, and other noninterest income recorded during the period divided by the average invested balance, which includes loans held for sale, on an annualized basis. The total return does not include the effect of purchased loan charge-offs or recoveries in the quarter. Total return is a non-GAAP financial measure.

Assets

Cash, Short-term Investments and Securities

Cash and short-term investments were $112.2 million as of December 31, 2016, a decrease of $39.0 million, or 25.8%, from $151.2 million at June 30, 2016. The decrease is primarily due to the increase in loans and the maturity of a $10.0 million FHLBB advance during the quarter ended December 31, 2016, offset by the increase in deposits in the period.

Available-for-sale securities totaled $90.5 million as of December 31, 2016, compared to $100.6 million as of June 30, 2016, representing a decrease of $10.0 million, or 10.0% due to the maturity of securities issued by government agencies as well as principal payments on mortgage backed securities. Included in available-for-sale securities are securities issued by government agencies and government-sponsored enterprises, as well as an investment of approximately $5.0 million in a CRA qualified fund that seeks to invest in securities either issued or guaranteed by the U.S. government or its agencies. At December 31, 2016, no securities were pledged for outstanding borrowings.

Loans

The Company’s loan portfolio (excluding loans held-for-sale) by lending division follows:

	December 31, 2016
	Community Banking Division	LASG	SBA Division	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$87,768	$-	$132	$87,900	11.46%
Home equity	15,964	-	-	15,964	2.08%
Commercial real estate: non-owner occupied	50,467	73,041	13,539	137,047	17.87%
Commercial real estate: owner occupied	19,274	78,937	18,343	116,554	15.20%
Commercial and industrial	15,206	127,300	7,581	150,087	19.57%
Consumer	5,313	-	-	5,313	0.69%
Subtotal	193,992	279,278	39,595	512,865	66.87%
Purchased loans:
Residential real estate	-	3,085	-	3,085	0.40%
Commercial real estate: non-owner occupied	-	144,213	-	144,213	18.81%
Commercial real estate: owner occupied	-	105,634	-	105,634	13.77%
Commercial and industrial	-	1,141	-	1,141	0.15%
Subtotal	-	254,073	-	254,073	33.13%
Total	$193,992	$533,351	$39,595	$766,938	100.00%

	June 30, 2016
	Community Banking Division	LASG	SBA Division	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$93,258	$-	$133	$93,391	13.49%
Home equity	18,012	-	-	18,012	2.60%
Commercial real estate: non-owner occupied	49,514	52,744	5,639	107,897	15.58%
Commercial real estate: owner occupied	20,578	46,727	14,414	81,719	11.80%
Commercial and industrial	16,069	123,447	6,242	145,758	21.05%
Consumer	5,950	-	-	5,950	0.86%
Subtotal	203,381	222,918	26,428	452,727	65.38%
Purchased loans:
Residential real estate	-	2,559	-	2,559	0.37%
Commercial real estate: non-owner occupied	-	142,286	-	142,286	20.55%
Commercial real estate: owner occupied	-	94,666	-	94,666	13.67%
Commercial and industrial	-	198	-	198	0.03%
Subtotal	-	239,709	-	239,709	34.62%
Total	$203,381	$462,627	$26,428	$692,436	100.00%

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

The following table details the Company's nonperforming assets and other credit quality indicators as of December 31, 2016 and June 30, 2016. Management believes that, based on their carrying amounts, nonperforming assets are well secured based on the estimated fair value of underlying collateral.

	Non-Performing Assets at December 31, 2016
	Originated	Purchased	Total
	(Dollars in thousands)
Loans:
Residential real estate	$2,827	$1,066	$3,893
Home equity	48	-	48
Commercial real estate	396	3,055	3,451
Commercial and industrial	2,659	98	2,757
Consumer	48	-	48
Subtotal	5,978	4,219	10,197
Real estate owned and other repossessed collateral	135	3,010	3,145
Total	$6,113	$7,229	$13,342

Ratio of nonperforming loans to total loans			1.33%
Ratio of nonperforming assets to total assets			1.32%
Ratio of loans past due to total loans			2.85%
Nonperforming loans that are current			$4,499
Commercial loans risk rated substandard or worse			$4,700
Troubled debt restructurings:
On accrual status			$6,953
On nonaccrual status			$1,200

	Non-Performing Assets at June 30, 2016
	Originated	Purchased	Total
	(Dollars in thousands)
Loans:
Residential real estate	$2,613	$1,125	$3,738
Home equity	48	-	48
Commercial real estate	474	3,387	3,861
Commercial and industrial	17	-	17
Consumer	163	-	163
Subtotal	3,315	4,512	7,827
Real estate owned and other repossessed collateral	830	822	1,652
Total	$4,145	$5,334	$9,479

Ratio of nonperforming loans to total loans			1.13%
Ratio of nonperforming assets to total assets			0.96%
Ratio of loans past due to total loans			1.00%
Nonperforming loans that are current			$2,271
Commercial loans risk rated substandard or worse			$4,518
Troubled debt restructurings:
On accrual status			$7,036
Nonaccrual status			$1,152

At December 31, 2016, nonperforming assets totaled $13.3 million, or 1.32% of total assets, as compared to $9.5 million, or 0.96% of total assets, at June 30, 2016. The increase is largely due to one loan added to OREO during the period.

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

The Company’s allowance for loan losses was $3.1 million as of December 31, 2016, which represents an increase of $757 thousand from $2.4 million as of June 30, 2016. The increase during the period was principally due to loan growth.

The following table details ratios related to the allowance for loan losses for the periods indicated.

	December 31, 2016	June 30, 2016	December 31, 2015
Allowance for loan losses to nonperforming loans	30.47%	30.02%	34.90%
Allowance for loan losses to total loans	0.41%	0.34%	0.31%
Last twelve months of net-charge offs to average loans	0.06%	0.18%	0.15%

While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors.

Other Assets

The cash surrender value of the Company’s bank-owned life insurance (“BOLI”) assets increased $228 thousand, or 1.4% to $16.0 million at December 31, 2016, compared to $15.7 million at June 30, 2016. Increases in cash surrender value are recognized in other income and are not subject to income taxes. Borrowing on, or surrendering a policy, may subject the Company to income tax expense on the increase in cash surrender value. For these reasons, management considers BOLI an illiquid asset. BOLI represented 11.2% of the Company’s total capital at December 31, 2016.

Intangible assets totaled $1.5 million and $1.7 million at December 31, 2016 and June 30, 2016, respectively. The $218 thousand decrease was the result of core deposit intangible asset amortization during the period.

Deposits, Borrowed Funds, Subordinated Debt, Liquidity, Capital, and Stock Repurchases

Deposits

The Company’s principal source of funding is its core deposit accounts. At December 31, 2016, non-maturity accounts, and certificates of deposit with balances less than $250 thousand represented 99.9% of total deposits.

Total deposits increased $39.1 million to $839.6 million as of December 31, 2016 from $800.4 million as of June 30, 2016. The increase, which funded growth in the Company’s loan portfolio, was centered mainly in money market accounts attracted through the Bank’s Community Banking Division.

The composition of total deposits at December 31, 2016 and June 30, 2016 is as follows:

	December 31, 2016		June 30, 2016
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Demand deposits	$76,721	9.14%	$66,686	8.33%
NOW accounts	71,415	8.51%	71,148	8.89%
Regular and other savings	35,971	4.28%	36,070	4.51%
Money market deposits	319,933	38.11%	275,437	34.41%
Total non-certificate accounts	504,040	60.04%	449,341	56.14%
Term certificates less than $250 thousand	334,526	39.84%	351,091	43.86%
Term certificates of $250 thousand or more	1,005	0.12%	-	0.00%
Total certificate accounts	335,531	39.96%	351,091	43.86%
Total deposits	$839,571	100.00%	$800,432	100.00%

FHLBB Advances

Advances from the FHLBB were $20.0 million at December 31, 2016, as compared to $30.1 million at June 30, 2016. The decrease of $10.1 million was due to the maturity of one FHLBB advance. At December 31, 2016, the Company had pledged certain residential real estate loans and commercial real estate loans to secure outstanding advances and provide additional borrowing capacity. At December 31, 2016, no securities were pledged for outstanding borrowings.

Subordinated Debt

On June 29, 2016, the Company entered into a Subordinated Note Purchase Agreement with certain institutional accredited investors pursuant to which the Company issued subordinated notes equal to $15.05 million in aggregate principal amount with an interest rate of 6.75% fixed-to-floating maturing in 2026 (“subordinated notes”). The subordinated notes, net of issuance costs, totaled $14.6 million and $14.5 million at December 31, 2016 and June 30, 2016, respectively.

The Company had junior subordinated debentures issued to affiliated trusts totaling $8.9 million and $8.8 million at December 31, 2016 and June 30, 2016, respectively.

Liquidity

The following table is a summary of unused borrowing capacity of the Company at December 31, 2016, in addition to traditional retail deposit products (dollars in thousands):

Brokered time deposits	$252,160	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	81,085	Unused advance capacity subject to eligible and qualified collateral
Federal Discount Window Borrower-in-Custody	1,641	Unused credit line subject to the pledge of loans
Other available lines	17,500
Total unused borrowing capacity	352,386

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

At December 31, 2016, the Company had $425.4 million of immediately accessible liquidity, defined as cash that the Bank reasonably believes could be raised within seven days through collateralized borrowings, brokered deposits or security sales. This position represented 42.0% of total assets. The Company also had $112.2 million of cash and cash equivalents at December 31, 2016.

Management believes that there are adequate funding sources to meet its liquidity needs for the foreseeable future. Primary funding sources are the repayment of principal and interest on loans, the renewal of time deposits, the potential for growth in the deposit base, and the credit availability from the FHLBB. Management does not believe that the terms and conditions that will be present at the renewal of these funding sources will significantly impact the Company’s operations, due to its management of the maturities of its assets and liabilities.

Capital

The unpaid principal balance and carrying amount of junior subordinated debentures totaled $16.5 million and $8.9 million, respectively, as of December 31, 2016. This debt represents qualifying Tier 1 capital for the Company, up to a maximum of 25% of total Tier 1 capital. At December 31, 2016, the carrying amounts of the junior subordinated notes, net of the Company’s $496 thousand investment in the affiliated trusts, qualified as Tier 1 capital.

At December 31, 2016, shareholders’ equity was $114.9 million, a decrease of $1.6 million, or 1.4% from June 30, 2016. Book value per outstanding common share was $13.02 at December 31, 2016 and $12.51 at June 30, 2016. Tier 1 capital to total average assets of the Company was 12.60% as of December 31, 2016 and 13.27% at June 30, 2016.

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

			Minimum Capital		Minimum To Be Well Capitalized Under Prompt
	Actual		Requirements		Correction Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
December 31, 2016:
Common equity tier 1 capital to risk weighted assets:
Company	$115,971	14.94%	$37,461	>4.5%	$	N/A	N/A
Bank	131,054	16.87%	34,949	>4.5%		50,482	>6.5%

Total capital to risk weighted assets:
Company	142,114	18.31%	62,089	>8.0%		N/A	N/A
Bank	134,347	17.30%	62,132	>8.0%		77,665	>10.0%

Tier 1 capital to risk weighted assets:
Company	124,391	14.94%	49,947	>6.0%		N/A	N/A
Bank	131,054	16.87%	46,599	>6.0%		62,132	>8.0%

Tier 1 capital to average assets:
Company	124,391	12.60%	39,501	>4.0%		N/A	N/A
Bank	131,054	13.27%	39,512	>4.0%		49,390	>5.0%

June 30, 2016:
Common equity tier 1 capital to risk weighted assets:
Company	$126,046	17.97%	31,559	>4.5%		N/A	N/A
Bank	117,212	16.69%	31,611	>4.5%		45,660	>6.5%

Total capital to risk weighted assets:
Company	142,988	20.39%	56,105	>8.0%		N/A	N/A
Bank	119,971	17.08%	56,197	>8.0%		70,246	>10.0%

Tier 1 capital to risk weighted assets:
Company	126,046	17.97%	42,079	>6.0%		N/A	N/A
Bank	117,212	16.69%	42,148	>6.0%		56,197	>8.0%

Tier 1 capital to average assets:
Company	126,046	13.27%	38,006	>4.0%		N/A	N/A
Bank	117,212	12.33%	38,022	>4.0%		47,528	>5.0%

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

See Part I. Item I. “Notes to Unaudited Consolidated Financial Statements – Note 9: Commitments and Contingencies” for further discussion.

Results of Operations

General

Net income increased by $1.4 million to $3.1 million for the quarter ended December 31, 2016, compared to $1.7 million for the quarter ended December 31, 2015.

The following table details the “Total Return” on purchased loans, which includes transactional interest income of $2.9 million for the quarter ended December 31, 2016. The yield on purchased loans for the quarter ended December 31, 2016 was 13.0% as compared to 12.7% in the quarter ended December 31, 2015, primarily due to higher regularly scheduled income and transactional income in the quarter. The following table details the total return on purchased loans:

	Total Return on Purchased Loans
	Three Months Ended December 31,
	2016		2015
	Income	Return (1)	Income	Return (1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$4,716	8.01%	$4,122	7.80%
Transactional income:
Gain on loan sales	-	0.00%	-	0.00%
Gain on sale of real estate owned	-	0.00%	-	0.00%
Other noninterest income	-	0.00%	-	0.00%
Accelerated accretion and loan fees	2,943	5.00%	2,612	4.94%
Total transactional income	2,943	5.00%	2,612	4.94%
Total	$7,659	13.01%	$6,734	12.74%

	Total Return on Purchased Loans
	Six Months Ended December 31,
	2016		2015
	Income	Return (1)	Income	Return (1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$9,470	8.07%	$8,009	7.75%
Transactional income:
Gain on loan sales	-	0.00%	-	0.00%
Gain on sale of real estate owned	19	0.02%	22	0.02%
Other noninterest income	-	0.00%	(1)	0.00%
Accelerated accretion and loan fees	4,270	3.64%	4,820	4.66%
Total transactional income	4,289	3.66%	4,841	4.68%
Total	$13,759	11.73%	$12,850	12.43%

(1)

The total return on purchased loans represents scheduled accretion, accelerated accretion, gains on asset sales, gains on real estate owned and other noninterest income recorded during the period divided by the average invested balance, which includes loans held for sale, on an annualized basis. The total return does not include the effect of purchased loan charge-offs or recoveries in the quarter. Total return is a non-GAAP financial measure.

Net Interest Income

Three Months Ended December 31, 2016 and 2015

Net interest and dividend income before provision for loan losses increased by $1.7 million for the quarter ended December 31, 2016, compared to the quarter ended December 31, 2015. The increase is primarily due to higher average balances in the total loan portfolio and higher transactional income on purchased loans. This increase was partially offset by higher rates and volume in our deposit portfolio and the effect of the issuance of subordinated debt.

	Interest Income and Yield on Loans
	Three Months Ended December 31,
	2016			2015
	Average	Interest		Average	Interest
	Balance (1)	Income	Yield	Balance (1)	Income	Yield
	(Dollars in thousands)
Community Banking	$203,963	$2,350	4.57%	$217,470	$2,604	4.75%
SBA	41,038	574	5.55%	23,037	328	5.65%
LASG:
Originated	216,353	3,210	5.89%	137,959	1,978	5.69%
Purchased	233,502	7,659	13.01%	209,605	6,734	12.74%
Secured Loans to Broker-Dealers	48,000	120	0.99%	60,004	75	0.50%
Total LASG	497,855	10,989	8.76%	407,568	8,787	8.55%
Total	$742,856	$13,913	7.43%	$648,075	$11,719	7.17%

(1) Includes loans held for sale.

The Company’s interest rate spread increased by 4 basis points and net interest margin increased by 6 basis points for the quarter ended December 31, 2016 compared to the quarter ended December 31, 2015. The increase was principally due to higher transactional interest income in the purchased portfolio, offset by the effect of the issuance of the subordinated debt in June 2016.

The following sets forth the average balance sheets, interest income and interest expense, and average yields and costs for the three months ended December, 2016 and 2015.

	Three Months Ended December 31,
	2016			2015
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning assets:
Investment securities	$92,750	$247	1.06%	$105,502	$236	0.89%
Loans (1) (2) (3)	742,856	13,931	7.44%	648,075	11,737	7.19%
Federal Home Loan Bank stock	2,398	23	3.81%	2,588	34	5.21%
Short-term investments (4)	114,276	149	0.52%	72,299	46	0.25%
Total interest-earning assets	952,280	14,350	5.98%	828,464	12,053	5.77%
Cash and due from banks	2,764			3,353
Other non-interest earning assets	35,213			35,558
Total assets	$990,257			$867,375

Liabilities & Stockholders' Equity:
Interest-bearing liabilities:
NOW accounts	$71,795	$52	0.29%	$65,617	$42	0.25%
Money market accounts	312,911	753	0.95%	199,766	429	0.85%
Savings accounts	35,206	12	0.14%	35,269	11	0.12%
Time deposits	317,318	981	1.23%	334,925	943	1.12%
Total interest-bearing deposits	737,230	1,798	0.97%	635,577	1,425	0.89%
Short-term borrowings	-	-	0.00%	2,002	5	0.99%
Borrowed funds	27,099	220	3.22%	30,145	259	3.41%
Subordinated debt	23,430	468	7.92%	8,699	158	7.21%
Capital lease obligations	1,024	13	5.04%	1,272	16	4.99%
Total interest-bearing liabilities	788,783	2,499	1.26%	677,695	1,863	1.09%

Non-interest bearing liabilities:
Demand deposits and escrow accounts	80,538			69,464
Other liabilities	8,299			6,302
Total liabilities	877,620			753,461
Stockholders' equity	112,637			113,914
Total liabilities and stockholders' equity	$990,257			$867,375

Net interest income (5)		$11,851			$10,190

Interest rate spread			4.72%			4.68%
Net interest margin (6)			4.94%			4.88%

(1) Interest income and yield are stated on a fully tax-equivalent basis using a 34% tax rate.
(2) Includes loans held for sale.
(3) Nonaccrual loans are included in the computation of average, but unpaid interest has not been included for purposes of determining interest income.
(4) Short term investments include FHLBB overnight deposits and other interest-bearing deposits.
(5) Includes tax exempt interest income of $18 thousand for the three months ended December 31, 2016 and December 31, 2015.
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

	Three Months Ended December 31, 2016 compared to 2015
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investment securities	$(31)	$42	$11
Loans	1,765	429	2,194
Regulatory stock	(2)	(9)	(11)
Short-term investments	37	66	103
Total interest-earning assets	1,769	528	2,297

Interest-bearing liabilities:
Interest-bearing deposits	211	162	373
Short-term borrowings	(5)	-	(5)
Borrowed funds	(25)	(14)	(39)
Subordinated debt	293	17	310
Capital lease obligations	(3)	-	(3)
Total interest-bearing liabilities	471	165	636
Total change in net interest income	$1,298	$363	$1,661

Six Months Ended December 31, 2016 and 2015

Net interest and dividend income before provision for the six months ended December 31, 2016 and 2015 was $21.6 million and $19.4 million, respectively. The increase of $2.2 million was largely attributable to higher loan volume and interest income in the originated loan portfolio. The following table summarizes interest income and related yields recognized on the Company’s loans for the six months ended December 31, 2016 and 2015.

	Six Months Ended December 31,
	2016			2015
	Average	Interest		Average	Interest
	Balance (1)	Income	Yield	Balance (1)	Income	Yield
	(Dollars in thousands)
Community Banking	$204,864	$4,754	4.60%	$221,400	$5,312	4.76%
SBA	36,093	1,093	6.01%	18,289	545	5.91%
LASG:
Originated	200,731	5,949	5.88%	128,267	3,673	5.68%
Purchased	232,751	13,740	11.71%	204,995	12,829	12.41%
Secured Loans to Broker-Dealers	48,000	180	0.74%	60,006	150	0.50%
Total LASG	481,482	19,869	8.19%	393,268	16,652	8.40%
Total	$722,439	$25,716	7.06%	$632,957	$22,509	7.05%

(1) Includes loans held for sale.

The Company’s interest rate spread and net interest margin decreased by 19 basis points and 16 basis points, respectively, for the six months ended December 31, 2016 compared to the six months ended December 31, 2015. These decreases were principally the result of lower total return on purchased loans and the effect of the issuance of the subordinated debt in June 2016. The following sets forth the average balance sheets, interest income and interest expense, and average yields and costs for the six months ended December 31, 2016 and 2015.

	Six Months Ended December 31,
	2016			2015
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning assets:
Investment securities	$93,825	$486	1.03%	$103,872	$464	0.89%
Loans (1) (2) (3)	722,439	25,752	7.07%	632,957	22,545	7.07%
Federal Home Loan Bank stock	2,403	46	3.80%	3,345	68	4.03%
Short-term investments (4)	134,334	341	0.50%	85,974	108	0.25%
Total interest-earning assets	953,001	26,625	5.54%	826,148	23,185	5.57%
Cash and due from banks	2,852			3,190
Other non-interest earning assets	33,012			35,986
Total assets	$988,865			$865,324

Liabilities & Stockholders' Equity:
Interest-bearing liabilities:
NOW accounts	$71,323	$103	0.29%	$67,617	$88	0.26%
Money market accounts	302,323	1,435	0.94%	185,166	782	0.84%
Savings accounts	35,488	25	0.14%	35,816	23	0.13%
Time deposits	326,794	1,990	1.21%	342,896	1,896	1.10%
Total interest-bearing deposits	735,928	3,553	0.96%	631,495	2,789	0.88%
Short-term borrowings	-	-	0.00%	1,976	13	1.31%
Borrowed funds	28,580	475	3.30%	34,734	586	3.35%
Subordinated debt	23,395	927	7.86%	8,674	312	7.14%
Capital lease obligations	1,056	27	5.07%	1,302	33	5.03%
Total interest-bearing liabilities	788,959	4,982	1.25%	678,181	3,733	1.09%

Non-interest bearing liabilities:
Demand deposits and escrow accounts	78,104			66,736
Other liabilities	8,255			6,868
Total liabilities	875,318			751,785
Stockholders' equity	113,547			113,539
Total liabilities and stockholders' equity	$988,865			$865,324

Net interest income (5)		$21,643			$19,452

Interest rate spread			4.29%			4.48%
Net interest margin (6)			4.51%			4.67%

(1) Interest income and yield are stated on a fully tax-equivalent basis using a 34% tax rate.
(2) Includes loans held for sale.
(3) Nonaccrual loans are included in the computation of average, but unpaid interest has not been included for purposes of determining interest income.
(4) Short term investments include FHLBB overnight deposits and other interest-bearing deposits.

(5) Includes tax exempt interest income of $36 thousand for the six months ended December 31, 2016 and December 31, 2015.

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

	Six Months Ended December 31, 2016 compared to 2015
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investment securities	$(48)	$70	$22
Loans	3,190	17	3,207
Regulatory stock	(18)	(4)	(22)
Short-term investments	83	150	233
Total interest-earning assets	3,207	233	3,440

Interest-bearing liabilities:
Interest-bearing deposits	441	323	764
Short-term borrowings	(6)	(7)	(13)
Borrowed funds	(111)	-	(111)
Subordinated debt	580	35	615
Capital lease obligations	(6)	-	(6)
Total interest-bearing liabilities	898	351	1,249
Total change in net interest income	$2,309	$(118)	$2,191

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

Three Months Ended December 31, 2016 and 2015

The provision for loan losses for the quarter ended December 31, 2016 and 2015 was $628 thousand and $896 thousand, respectively. The decrease in the Company’s loan loss provision was primarily due to two loans which were provided for in the quarter ended December 31, 2015, offset by the increase in the allowance as a result of loan volume in the LASG originated portfolio, the effect of changes in the qualitative factors, and updates to the specific reserve on impaired loans.

Six Months Ended December 31, 2016 and 2015

The provision for loan losses for the six months ended December 31, 2016 and 2015 was $820 thousand and $1.1 million, respectively. The decrease in the Company’s loan loss provision was due to two loans which were provided for in the quarter ended December 31, 2015.

Noninterest Income

Three Months Ended December 31, 2016 and 2015

Noninterest income increased by $1.1 million for the quarter ended December 31, 2016, compared to the quarter ended December 31, 2015, due to an increase in gains realized on sale of SBA loans of $1.1 million.

Six Months Ended December 31, 2016 and 2015

Noninterest income increased by $1.2 million for the six months ended December 31, 2016, compared to the six months ended December 31, 2015, principally due to an increase of $1.1 million in gains realized on sale of SBA loans.

Noninterest Expense

Three Months Ended December 31, 2016 and 2015

Noninterest expense increased by $760 thousand for the quarter ended December 31, 2016, compared to the quarter ended December 31, 2015, primarily due to the following:

●	An increase in loan expense of $328 thousand, largely driven by the expense related to loan collection in the period;
●

An increase in salaries and employee benefits of $307 thousand, primarily due to increased incentive compensation and severance in the three months ended December 31, 2016, offset by higher deferred salaries due to an increase in loan originations;

●

An increase in professional fees of $135 thousand, largely attributable to increased consulting costs, increased audit costs relating to the Company’s conversion to accelerated filer status and core system projects; and

●	An increase in other noninterest expense of $99 thousand, largely attributable to $220 thousand of expense related to the quarterly valuation of SBA servicing rights.
●	The increases in noninterest expense were partially offset by a decrease in FDIC deposit insurance premiums of $94 thousand, resulting from changes in the reserve ratio requirements.

Six Months Ended December 31, 2016 and 2015

Noninterest expense increased by $1.6 million for the six months ended December 31, 2016, compared to the six months ended December 31, 2015, principally due to the following:

●	An increase in salaries and employee benefits of $1.4 million, primarily due to increased incentive compensation and severance, as well as higher employee headcount;
●

An increase in professional fees of $201 thousand, largely attributable to increased audit costs relating to the Company’s transition to accelerated filer status, increased compensation and cyber security consulting costs, increased loan review service costs and costs associated with core system projects;

●	An increase in loan expense of $111 thousand, largely driven by the expense related to loan collection in the period;
●	An increase in data processing fees of $118 thousand, primarily due to an increase in computer services fees.
●

The increases in noninterest expense were partially offset by a decrease in occupancy and equipment expense of $129 thousand, primarily due to a decrease in IT-related equipment expense and computer equipment depreciation expense.

Income Taxes

Three Months Ended December 31, 2016 and 2015

The Company’s income tax expense was $1.8 million or an effective rate of 37.2%, for the three months ended December 31, 2016, as compared to $960 thousand, or an effective rate of 35.5%, for the three months ended December 31, 2015. The increase in effective tax rate was primarily due to an increase in federal taxes and state apportionment changes, as well as no expected changes in permanent items.

Six Months Ended December 31, 2016 and 2015

The Company’s income tax expense was $2.9 million or an effective rate of 37.0%, for the six months ended December 31, 2016, as compared to $2.1 million, or an effective rate of 36.3%, for the six months ended December 31, 2015. The increase in effective tax rate was primarily due to an increase in federal taxes and state apportionment changes, as well as no expected changes in permanent items.

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

Measuring Interest Rate Risk

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

There have been no material changes in the results of the Company's net interest income sensitivity analysis as reported in the Company's 2016 Annual Report on Form 10-K.  At December 31, 2016, management continues to consider the Company's primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company's balance sheet components.  This would include the mix of fixed versus variable rate loans and investments on the asset side, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit on the liability side.

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

Based on this evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2016.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2016 that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of the Company’s Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Per share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
Oct. 1- Oct. 31	-	-	1,970,000	500,000
Nov. 1- Nov. 30	-	-	1,970,000	500,000
Dec. 1- Dec. 31	-	-	1,970,000	500,000

(1)   Based on trade date, not settlement date

Item 3.	Defaults Upon Senior Securities None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *
32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **
32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **
101

The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2016 and June 30, 2016; (ii) Consolidated Statements of Income for the three and six months ended December 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2016 and 2015; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended December 31, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the six months ended December 31, 2016 and 2015; and (v) Notes to Unaudited Consolidated Financial Statements. *

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2017		NORTHEAST BANCORP

	By:	/s/ Richard Wayne
Richard Wayne
President and Chief Executive Officer

	By:	/s/ Brian Shaughnessy
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
101

The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2016 and June 30, 2016; (ii) Consolidated Statements of Income for the three and six months ended December 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2016 and 2015; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended December 31, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the three and six months ended December 31, 2016 and 2015; and (v) Notes to Unaudited Consolidated Financial Statements. *

* Filed herewith

** Furnished herewith