Form 10-Q
period 2017-03-31
NORTHEAST BANCORP /ME/
filed 2017-05-10
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 5, 2017, the registrant had outstanding 7,830,460 shares of voting common stock, $1.00 par value per share and 991,194 shares of non-voting common stock, $1.00 par value per share

PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share data)

	March 31, 2017	June 30, 2016
Assets
Cash and due from banks	$3,559	$2,459
Short-term investments	143,883	148,698
Total cash and cash equivalents	147,442	151,157

Available-for-sale securities, at fair value	98,865	100,572

Residential real estate loans held for sale	1,424	6,449
SBA loans held for sale	3,210	1,070
Total loans held for sale	4,634	7,519

Loans
Commercial real estate	479,260	426,568
Residential real estate	103,254	113,962
Commercial and industrial	154,343	145,956
Consumer	4,871	5,950
Total loans	741,728	692,436
Less: Allowance for loan losses	3,375	2,350
Loans, net	738,353	690,086

Premises and equipment, net	7,002	7,801
Real estate owned and other repossessed collateral, net	3,761	1,652
Federal Home Loan Bank stock, at cost	1,938	2,408
Intangible assets, net	1,408	1,732
Bank owned life insurance	16,065	15,725
Other assets	7,578	7,501
Total assets	$1,027,046	$986,153

Liabilities and Shareholders' Equity
Deposits
Demand	$72,369	$66,686
Savings and interest checking	108,507	107,218
Money market	347,658	275,437
Time	320,945	351,091
Total deposits	849,479	800,432

Federal Home Loan Bank advances	20,017	30,075
Subordinated debt	23,544	23,331
Capital lease obligation	938	1,128
Other liabilities	14,393	14,596
Total liabilities	908,371	869,562

Commitments and contingencies	-	-

Shareholders' equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares issued and outstanding at March 31, 2017 and June 30, 2016	-	-
Voting common stock, $1.00 par value, 25,000,000 shares authorized; 7,824,085 and 8,089,790 shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively	7,824	8,089
Non-voting common stock, $1.00 par value, 3,000,000 shares authorized; 991,194 and 1,227,683 shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively	991	1,228
Additional paid-in capital	77,249	83,020
Retained earnings	34,204	26,160
Accumulated other comprehensive loss	(1,593)	(1,906)
Total shareholders' equity	118,675	116,591
Total liabilities and shareholders' equity	$1,027,046	$986,153

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Interest and dividend income:
Interest and fees on loans	$14,417	$10,904	$40,132	$33,413
Interest on available-for-sale securities	261	236	748	700
Other interest and dividend income	282	119	669	295
Total interest and dividend income	14,960	11,259	41,549	34,408

Interest expense:
Deposits	1,855	1,566	5,407	4,356
Federal Home Loan Bank advances	159	255	634	774
Wholesale repurchase agreements	-	-	-	65
Short-term borrowings	-	5	-	19
Subordinated debt	475	164	1,401	476
Obligation under capital lease agreements	12	15	39	49
Total interest expense	2,501	2,005	7,481	5,739

Net interest and dividend income before provision for loan losses	12,459	9,254	34,068	28,669
Provision for loan losses	384	236	1,205	1,301
Net interest and dividend income after provision for loan losses	12,075	9,018	32,863	27,368

Noninterest income:
Fees for other services to customers	516	428	1,405	1,264
Gain on sales of residential loans held for sale	281	335	1,160	1,292
Gain on sales of SBA loans	951	1,205	3,411	2,558
Gain on sale of other loans	365	-	365	-
Gain (loss) recognized on real estate owned and other repossessed collateral, net	20	(54)	9	(127)
Bank-owned life insurance income	113	112	341	336
Other noninterest income	62	9	115	39
Total noninterest income	2,308	2,035	6,806	5,362

Noninterest expense:
Salaries and employee benefits	5,203	4,846	15,678	13,956
Occupancy and equipment expense	1,299	1,327	3,781	3,937
Professional fees	370	348	1,265	1,042
Data processing fees	455	394	1,286	1,109
Marketing expense	89	64	272	200
Loan acquisition and collection expense	728	297	1,502	961
FDIC insurance premiums	78	125	224	354
Intangible asset amortization	107	108	324	369
Other noninterest expense	513	903	2,093	2,489
Total noninterest expense	8,842	8,412	26,425	24,417

Income before income tax expense	5,541	2,641	13,244	8,313
Income tax expense	2,080	832	4,932	2,892
Net income	$3,461	$1,809	$8,312	$5,421

Weighted-average shares outstanding:
Basic	8,830,442	9,456,198	8,923,280	9,526,302
Diluted	8,893,534	9,459,611	8,963,483	9,531,747

Earnings per common share:
Basic	$0.39	$0.19	$0.93	$0.57
Diluted	0.39	0.19	0.93	0.57

Cash dividends declared per common share	$0.01	$0.01	$0.03	$0.03

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net income	$3,461	$1,809	$8,312	$5,421

Other comprehensive income, before tax:
Available-for-sale securities:
Change in net unrealized gain (loss) on available-for-sale securities	206	867	(1,208)	641
Derivatives and hedging activities:
Change in accumulated gain (loss) on effective cash flow hedges	59	(982)	1,692	(1,536)
Reclassification adjustments included in net income	12	-	26	-
Total derivatives and hedging activities	71	(982)	1,718	(1,536)
Total other comprehensive income (loss), before tax	277	(115)	510	(895)
Income tax expense (benefit) related to other comprehensive income (loss)	105	(44)	197	(340)
Other comprehensive income (loss), net of tax	172	(71)	313	(555)
Comprehensive income	$3,633	$1,738	$8,625	$4,866

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share and per share data)

	Preferred Stock		Voting Common Stock		Non-voting Common Stock		Additional	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	Loss	Equity
Balance at June 30, 2015	-	$-	8,575,144	$8,575	1,012,739	$1,013	$85,506	$18,921	$(1,288)	$112,727
Net income	-	-	-	-	-	-	-	5,421	-	5,421
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	(555)	(555)
Common stock repurchased	-	-	(309,500)	(310)	-	-	(2,905)	-	-	(3,215)
Conversions between voting common stock and non-voting common stock, net	-	-	(214,944)	(215)	214,944	215	-	-	-	-
Dividends on common stock at $0.03 per share	-	-	-	-	-	-	-	(287)	-	(287)
Stock-based compensation	-	-	-	-	-	-	445	-	-	445
Issuance of restricted common stock	-	-	100,000	100	-	-	(100)	-	-	-
Cancellation and forfeiture of restricted common stock	-	-	(47,510)	(47)	-	-	37	-	-	(10)
Balance at March 31, 2016	-	$-	8,103,190	$8,103	1,227,683	$1,228	$82,983	$24,055	$(1,843)	$114,526

Balance at June 30, 2016	-	-	8,089,790	$8,089	1,227,683	$1,228	$83,020	$26,160	$(1,906)	$116,591
Net income	-	-	-	-	-	-	-	8,312	-	8,312
Other comprehensive gain, net of tax	-	-	-	-	-	-	-	-	313	313
Common stock repurchased	-	-	(645,238)	(645)	-	-	(6,298)	-	-	(6,943)
Conversions between voting common stock and non-voting common stock, net	-	-	236,489	237	(236,489)	(237)	-	-	-	-
Dividends on common stock at $0.03 per share	-	-	-	-	-	-	-	(268)	-	(268)
Stock-based compensation	-	-	-	-	-	-	689	-	-	689
Issuance of restricted common stock	-	-	160,000	160	-	-	(160)	-	-	-
Cancellation and forfeiture of restricted common stock	-	-	(16,956)	(17)	-	-	4	-	-	(13)
Other tax related APIC adjustment	-	-	-	-	-	-	(6)	-	-	(6)
Balance at March 31, 2017	-	$-	7,824,085	$7,824	991,194	$991	$77,249	$34,204	$(1,593)	$118,675

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended March 31,
	2017	2016
Operating activities:
Net income	$8,312	$5,421
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,205	1,301
(Gain) loss on sale and impairment of real estate owned and other repossessed collateral, net	(90)	121
Loss on sale and disposal of premises and equipment, net	82	6
Accretion of fair value adjustments on loans, net	(8,702)	(7,348)
Accretion of fair value adjustments on deposits, net	(5)	(5)
Accretion of fair value adjustments on borrowings, net	72	23
Amortization of subordinated debt issuance costs	83	-
Originations of loans held for sale	(89,237)	(66,929)
Net proceeds from sales of loans held for sale	98,027	97,758
Gain on sales of residential loans held for sale	(1,160)	(1,292)
Gain on sales of SBA and other loans held for sale	(3,776)	(2,558)
Amortization of intangible assets	324	369
Bank-owned life insurance income, net	(341)	(336)
Depreciation of premises and equipment	1,138	1,230
Stock-based compensation	689	445
Amortization of available-for-sale securities, net	810	754
Changes in other assets and liabilities:
Other assets	(1,245)	(378)
Other liabilities	1,515	197
Net cash provided by operating activities	7,701	28,779

Investing activities:
Purchases of available-for-sale securities	(19,526)	(20,566)
Proceeds from maturities and principal payments on available-for-sale securities	19,214	31,870
Proceeds from sale of other loans	18,624	-
Loan purchases	(67,747)	(81,245)
Loan originations, principal collections, and purchased loan paydowns, net	5,658	(24,095)
Purchases and disposals of premises and equipment, net	(421)	(1,084)
Redemption of Federal Home Loan Bank stock	470	1,531
Proceeds from sales of real estate owned and other repossessed collateral	680	1,503
Net cash used in investing activities	(43,048)	(92,086)

Financing activities:
Net increase in deposits	49,052	78,195
Net increase in short-term borrowings	-	404
Repurchase of common stock	(6,943)	(3,215)
Taxes paid for retirement of common stock and other tax related APIC adjustment	(19)	(10)
Dividends paid on common stock	(268)	(287)
Repayment of wholesale repurchase agreements	-	(10,000)
Repayment of Federal Home Loan Bank advances	(10,000)	-
Repayment of capital lease obligation	(190)	(178)
Net cash provided by financing activities	31,632	64,909

Net (decrease) increase in cash and cash equivalents	(3,715)	1,602
Cash and cash equivalents, beginning of period	151,157	89,850
Cash and cash equivalents, end of period	$147,442	$91,452

Supplemental schedule of noncash investing activities:
Transfers from loans to real estate owned and other repossessed collateral, net	$2,699	$663

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2017

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This guidance changes how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability exception will be available for equity investments that do not have readily determinable fair values; however, the exception requires the Company to adjust the carrying amount for impairment and observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This guidance also changes certain disclosure requirements and other aspects of current US GAAP. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within the fiscal year. Early adoption is permitted for only one of the six amendments. The Company is currently evaluating the impact of the adoption of ASU 2016-01 on its consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-08, Receivables- Nonrefundable Fees and Other Costs (Subtopic 310-20) (“ASU 2017-08”). This update amends the amortization period for certain purchased callable debt securities held at a premium, and shortens the amortization period for the premium to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

3. Securities Available-for-Sale

The following presents a summary of the amortized cost, gross unrealized holding gains and losses, and fair value of securities available for sale.

	March 31, 2017
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Government agency securities	$57,540	$2	$(204)	$57,338
Agency mortgage-backed securities	35,653	-	(685)	34,968
Other investments measured at net asset value	6,683	-	(124)	6,559
	$99,876	$2	$(1,013)	$98,865

	June 30, 2016
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Government agency securities	$51,948	$98	$-	$52,046
Agency mortgage-backed securities	43,330	90	(52)	43,368
Other investments measured at net asset value	5,097	61	-	5,158
	$100,375	$249	$(52)	$100,572

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on sale. There were no securities sold during the three and nine months ended March 31, 2017 or 2016. At March 31, 2017, no investment securities were pledged as collateral to secure outstanding borrowings.

The following summarizes the Company’s gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2017
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government agency securities	$54,336	$(204)	$-	$-	$54,336	$(204)
Agency mortgage-backed securities	21,051	(334)	13,917	(351)	34,968	(685)
Other investments measured at net asset value	5,059	(124)	-	-	5,059	(124)
	$80,446	$(662)	$13,917	$(351)	$94,363	$(1,013)

June 30, 2016
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Dollars in thousands)
U.S. Government agency securities	$-	$-	$-	$-	$-	$-
Agency mortgage-backed securities	-	-	25,350	(52)	25,350	(52)
Other investments measured at net asset value	-	-	-	-	-	-
	$-	$-	$25,350	$(52)	$25,350	$(52)

There were no other-than-temporary impairment losses on securities during the three and nine months ended March 31, 2017 or 2016.

At March 31, 2017, the Company had seven securities in a continuous loss position for greater than twelve months. At March 31, 2017, all of the Company’s available-for-sale securities were issued or guaranteed by either government agencies or government-sponsored enterprises. The decline in fair value of the Company’s available-for-sale securities at March 31, 2017 is attributable to changes in interest rates.

In addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company’s investment portfolio, management of the Company also considers the Company’s ability and intent to hold such securities to maturity or recovery of cost. At March 31, 2017, the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the investment securities before recovery of its amortized cost. As such, management does not believe any of the Company’s available-for-sale securities are other-than-temporarily impaired at March 31, 2017.

The investments measured at net asset value include a fund that seeks to invest in securities either issued or guaranteed by the U.S. government or its agencies, as well as a fund that primarily invests in the federally guaranteed portion of SBA 7(a) loans that adjust quarterly or monthly and are indexed to the Prime Rate. The underlying composition of these funds is primarily government agencies, other investment-grade investments, or the guaranteed portion of SBA 7(a) loans, as applicable. As of March 31, 2017, the effective duration of the fund that seeks to invest in securities either issued or guaranteed by the U.S. government or its agencies is 5.35 years.

The amortized cost and fair values of available-for-sale debt securities by contractual maturity are shown below as of March 31, 2017. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within one year	$15,173	$15,153
Due after one year through five years	43,438	43,250
Due after five years through ten years	14,316	14,118
Due after ten years	20,266	19,785
Total	$93,193	$92,306

4. Loans, Allowance for Loan Losses and Credit Quality

Loans are carried at the principal amounts outstanding, or amortized acquired fair value in the case of acquired loans, adjusted by partial charge-offs and net of deferred loan costs or fees. Loan fees and certain direct origination costs are deferred and amortized into interest income over the expected term of the loan using the level-yield method. When a loan is paid off, the unamortized portion is recognized in interest income. Interest income is accrued based upon the daily principal amount outstanding, except for loans on nonaccrual status.

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

The composition of the Company’s loan portfolio is as follows on the dates indicated.

	March 31, 2017			June 30, 2016
	Originated	Purchased	Total	Originated	Purchased	Total
	(Dollars in thousands)
Residential real estate	$85,487	$3,026	$88,513	$93,391	$2,559	$95,950
Home equity	14,741	-	14,741	18,012	-	18,012
Commercial real estate	246,841	232,419	479,260	189,616	236,952	426,568
Commercial and industrial	153,192	1,151	154,343	145,758	198	145,956
Consumer	4,871	-	4,871	5,950	-	5,950
Total loans	$505,132	$236,596	$741,728	$452,727	$239,709	$692,436

Total loans include net deferred loan origination costs of $748 thousand as of March 31, 2017 and net deferred loan origination fees of $58 thousand as of June 30, 2016.

Past Due and Nonaccrual Loans

The following is a summary of past due and non-accrual loans:

	March 31, 2017
			Past Due	Past Due
			90 Days or	90 Days or	Total			Non-
	30-59	60-89	More-Still	More-	Past	Total	Total	Accrual
	Days	Days	Accruing	Nonaccrual	Due	Current	Loans	Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$1,199	$430	$-	$1,170	$2,799	$82,688	$85,487	$3,265
Home equity	147	-	-	48	195	14,546	14,741	48
Commercial real estate	940	29	-	136	1,105	245,736	246,841	420
Commercial and industrial	-	-	-	2,468	2,468	150,724	153,192	2,636
Consumer	35	104	-	21	160	4,711	4,871	65
Total originated portfolio	2,321	563	-	3,843	6,727	498,405	505,132	6,434
Purchased portfolio:
Residential real estate	1,057	16	-	-	1,073	1,953	3,026	1,073
Commercial and industrial	118	7	-	27	152	999	1,151	68
Commercial real estate	9,679	5,875	-	626	16,180	216,239	232,419	7,247
Total purchased portfolio	10,854	5,898	-	653	17,405	219,191	236,596	8,388
Total loans	$13,175	$6,461	$-	$4,496	$24,132	$717,596	$741,728	$14,822

	June 30, 2016
			Past Due	Past Due
			90 Days or	90 Days or	Total			Non-
	30-59	60-89	More-Still	More-	Past	Total	Total	Accrual
	Days	Days	Accruing	Nonaccrual	Due	Current	Loans	Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$302	$910	$-	$1,555	$2,767	$90,624	$93,391	$2,613
Home equity	146	-	-	48	194	17,818	18,012	48
Commercial real estate	132	-	-	188	320	189,296	189,616	474
Commercial and industrial	-	-	-	15	15	145,743	145,758	17
Consumer	73	56	-	74	203	5,747	5,950	163
Total originated portfolio	653	966	-	1,880	3,499	449,228	452,727	3,315
Purchased portfolio:
Residential real estate	-	-	-	-	-	2,559	2,559	1,125
Commercial and industrial	-	-	-	-	-	198	198	-
Commercial real estate	-	19	-	3,387	3,406	233,546	236,952	3,387
Total purchased portfolio	-	19	-	3,387	3,406	236,303	239,709	4,512
Total loans	$653	$985	$-	$5,267	$6,905	$685,531	$692,436	$7,827

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

The allowance for loan losses consists of general, specific, and unallocated reserves and reflects management’s estimate of probable loan losses inherent in the loan portfolio at the balance sheet date. Management uses a consistent and systematic process and methodology to evaluate the appropriateness of the allowance for loan losses on a quarterly basis. The calculation of the allowance for loan losses is segregated by portfolio segments, which include: residential real estate, commercial real estate, commercial and industrial, consumer, and purchased loans. Risk characteristics relevant to each portfolio segment are as follows:

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

Commercial real estate: Loans in this segment are primarily income-producing properties. For owner-occupied properties, the cash flows are derived from an operating business, and the underlying cash flows may be adversely affected by deterioration in the financial condition of the operating business. The underlying cash flows generated by non-owner occupied properties may be adversely affected by increased vacancy rates. Management periodically obtains rent rolls and operating statements, with which it monitors the cash flows of these loans. Adverse developments in either of these areas will have an adverse effect on the credit quality of this segment. For purposes of the allowance for loan losses, this segment also includes construction loans.

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

The allocated component of the allowance for loan losses relates to loans that are classified as impaired. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than the carrying value of the loan.

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

The following table sets forth activity in the Company’s allowance for loan losses.

	Three Months Ended March 31, 2017
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$574	$1,750	$531	$70	$182	$-	$3,107
Provision	13	258	51	(13)	75	-	384
Recoveries	3	-	1	7	-	-	11
Charge-offs	(92)	(3)	(30)	(2)	-	-	(127)
Ending balance	$498	$2,005	$553	$62	$257	$-	$3,375

	Three Months Ended March 31, 2016
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$861	$844	$179	$36	$209	$-	$2,129
Provision	20	48	96	7	62	3	236
Recoveries	20	-	6	2	-	-	28
Charge-offs	(87)	-	(73)	(10)	-	-	(170)
Ending balance	$814	$892	$208	$35	$271	$3	$2,223

	Nine Months Ended March 31, 2017
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$663	$1,195	$297	$62	$133	$-	$2,350
Provision	(80)	835	275	51	124	-	1,205
Recoveries	32	19	12	39	-	-	102
Charge-offs	(117)	(44)	(31)	(90)	-	-	(282)
Ending balance	$498	$2,005	$553	$62	$257	$-	$3,375

	Nine Months Ended March 31, 2016
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$741	$694	$117	$35	$283	$56	$1,926
Provision	146	235	154	32	787	(53)	1,301
Recoveries	33	5	11	7	-	-	56
Charge-offs	(106)	(42)	(74)	(39)	(799)	-	(1,060)
Ending balance	$814	$892	$208	$35	$271	$3	$2,223

The following table sets forth information regarding the allowance for loan losses by portfolio segment and impairment methodology.

	March 31, 2017
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$269	$67	$150	$5	$-	$-	$491
Collectively evaluated	229	1,938	403	57	-	-	2,627
ASC 310-30	-	-	-	-	257	-	257
Total	$498	$2,005	$553	$62	$257	$-	$3,375

Loans:
Individually evaluated	$5,787	$1,760	$2,758	$265	$-	$-	$10,570
Collectively evaluated	94,441	245,081	150,434	4,606	-	-	494,562
ASC 310-30	-	-	-	-	236,596	-	236,596
Total	$100,228	$246,841	$153,192	$4,871	$236,596	$-	$741,728

	June 30, 2016
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$386	$59	$2	$23	$-	$-	$470
Collectively evaluated	277	1,136	295	39	-	-	1,747
ASC 310-30	-	-	-	-	133	-	133
Total	$663	$1,195	$297	$62	$133	$-	$2,350

Loans:
Individually evaluated	$5,039	$1,686	$17	$362	$-	$-	$7,104
Collectively evaluated	106,364	187,930	145,741	5,588	-	-	445,623
ASC 310-30	-	-	-	-	239,709	-	239,709
Total	$111,403	$189,616	$145,758	$5,950	$239,709	$-	$692,436

The following table sets forth information regarding impaired loans. Loans accounted for under ASC 310-30 that have performed based on cash flow and accretable yield expectations determined at date of acquisition are not considered impaired assets and have been excluded from the tables below.

	March 31, 2017			June 30, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$4,172	$4,205	$-	$3,192	$3,299	$-
Consumer	217	226	-	257	282	-
Commercial real estate	528	522	-	451	453	-
Commercial and industrial	1,931	1,931	-	15	15	-
Purchased:
Residential real estate	1,073	1,115	-	1,125	1,125	-
Commercial real estate	9,692	11,430	-	4,574	4,886	-
Commercial and industrial	42	78	-	-	-	-
Total	17,655	19,507	-	9,614	10,060	-

Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,615	1,596	269	1,847	1,802	386
Consumer	48	56	5	105	112	23
Commercial real estate	1,232	1,229	67	1,235	1,223	59
Commercial and industrial	827	827	150	2	2	2
Purchased:
Commercial real estate	320	466	83	1,484	1,812	66
Commercial and industrial	27	266	27	-	-	-
Total	4,069	4,440	601	4,673	4,951	536
Total impaired loans	$21,724	$23,947	$601	$14,287	$15,011	$536

The following tables set forth information regarding interest income recognized on impaired loans.

	Three Months Ended March 31,
	2017		2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$3,682	$95	$3,222	$35
Consumer	194	8	390	9
Commercial real estate	508	15	786	9
Commercial and industrial	1,873	20	10	-
Purchased:
Residential real estate	1,070	-	592	7
Commercial real estate	7,103	106	4,900	53
Commercial and industrial	29	-	-	-
Total	14,459	244	9,900	113

Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,999	38	2,069	25
Consumer	66	2	31	-
Commercial real estate	1,170	30	1,008	18
Commercial and industrial	916	12	1	-
Purchased:
Commercial real estate	796	7	794	7
Commercial and industrial	42	-	-	-
Total	4,989	89	3,903	50
Total impaired loans	$19,448	$333	$13,803	$163

	Nine Months Ended March 31,
	2017		2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$3,706	$206	$2,584	$111
Consumer	218	19	326	22
Commercial real estate	477	38	1,100	23
Commercial and industrial	1,026	56	10	-
Purchased:
Residential real estate	1,093	3	592	7
Commercial real estate	5,919	205	5,898	117
Commercial and industrial	27	-	-	-
Total	12,466	527	10,510	280

Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,842	127	2,166	70
Consumer	85	6	11	2
Commercial real estate	1,174	79	1,002	49
Commercial and industrial	459	24	1	-
Purchased:
Commercial real estate	1,163	31	1,289	46
Commercial and industrial	21	2	-	-
Total	4,744	269	4,469	167
Total impaired loans	$17,210	$796	$14,979	$447

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

On an annual basis, or more often if needed, the Company formally reviews the ratings of all loans subject to risk ratings. Annually, the Company engages an independent third-party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process. Risk ratings on purchased loans, with and without evidence of credit deterioration at acquisition, are determined relative to the Company’s recorded investment in that loan, which may be significantly lower than the loan’s unpaid principal balance.

The following tables present the Company’s loans by risk rating.

	March 31, 2017
	Originated Portfolio
	Commercial	Commercial		Purchased
	Real Estate	and Industrial	Residential(1)	Portfolio	Total
	(Dollars in thousands)
Loans rated 1- 6	$243,298	$150,067	$8,501	$223,716	$625,582
Loans rated 7	2,978	2,296	265	5,039	10,578
Loans rated 8	565	829	968	7,841	10,203
Loans rated 9	-	-	19	-	19
Loans rated 10	-	-	-	-	-
	$246,841	$153,192	$9,753	$236,596	$646,382

	June 30, 2016
	Originated Portfolio
	Commercial	Commercial		Purchased
	Real Estate	and Industrial	Residential(1)	Portfolio	Total
	(Dollars in thousands)
Loans rated 1- 6	$186,165	$142,451	$7,659	$227,895	$564,170
Loans rated 7	2,493	3,290	431	7,147	13,361
Loans rated 8	958	17	537	4,667	6,179
Loans rated 9	-	-	23	-	23
Loans rated 10	-	-	-	-	-
	$189,616	$145,758	$8,650	$239,709	$583,733

(1)	Certain of the Company’s loans made for commercial purposes, but secured by residential collateral, are rated under the Company’s risk-rating system.

The Company had consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions totaling $728 thousand at March 31, 2017, compared to $882 thousand at June 30, 2016.

Troubled Debt Restructurings

The following table shows the Company’s post-modification balance of TDRs by type of modification.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2017		2016		2017		2016
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
Extended maturity	2	$645	-	$-	3	$799	-	$-
Adjusted interest rate	2	220	2	31	5	364	2	31
Rate and maturity	3	968	2	154	4	1,302	5	399
Principal deferment	-	-	-	-	1	161	-	-
Court ordered concession	-	-	-	-	-	-	-	-
	7	$1,833	4	$185	13	$2,626	7	$430

The following table shows loans modified in a TDR and the change in the recorded investment subsequent to the modifications occurring.

	Three Months Ended March 31,
	2017			2016
		Recorded	Recorded		Recorded	Recorded
	Number of	Investment	Investment	Number of	Investment	Investment
	Contracts	Pre-Modification	Post-Modification	Contracts	Pre-Modification	Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	3	$621	$711	1	$14	$14
Home equity	-	-	-	-	-	-
Commercial real estate	1	154	154	1	152	152
Commercial and industrial	-	-	-	1	2	2
Consumer	-	-	-	1	17	17
Total originated portfolio	4	775	865	4	185	185

Purchased portfolio:
Residential real estate	-	-	-	-	-	-
Commercial real estate	3	917	968	-	-	-
Total purchased portfolio	3	917	968	-	-	-
Total	7	$1,692	$1,833	4	$185	$185

	Nine Months Ended March 31,
	2017			2016
		Recorded	Recorded		Recorded	Recorded
	Number of	Investment	Investment	Number of	Investment	Investment
	Contracts	Pre-Modification	Post-Modification	Contracts	Pre-Modification	Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	7	$896	$1,009	4	$259	$259
Home equity	-	-	-	-	-	-
Commercial real estate	1	154	154	1	152	152
Commercial and industrial	1	91	161	1	2	2
Consumer	-	-	-	1	17	17
Total originated portfolio	9	1,141	1,324	7	430	430

Purchased portfolio:
Residential real estate	-	-	-	-	-	-
Commercial real estate	4	1,251	1,302	-	-	-
Total purchased portfolio	4	1,251	1,302	-	-	-
Total	13	$2,392	$2,626	7	$430	$430

The Company considers TDRs past due 90 days or more to be in payment default. No loans modified in a TDR in the last twelve months defaulted during the three and nine months ended March 31, 2017. As of March 31, 2017, there were no further commitments to lend to borrowers associated with loans modified in a TDR.

ASC 310-30 Loans

The following tables present a summary of loans accounted for under ASC 310-30 that were acquired by the Company during the period indicated.

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(Dollars in thousands)
Contractually required payments receivable	$13,190	$32,065
Nonaccretable difference	(44)	(470)
Cash flows expected to be collected	13,146	31,595
Accretable yield	(5,285)	(9,661)
Fair value of loans acquired	$7,861	$21,934

	Nine Months Ended March 31, 2017	Nine Months Ended March 31, 2016
	(Dollars in thousands)
Contractually required payments receivable	$107,910	$123,492
Nonaccretable difference	(3,538)	(1,252)
Cash flows expected to be collected	104,372	122,240
Accretable yield	(36,625)	(40,995)
Fair value of loans acquired	$67,747	$81,245

Certain loans accounted for under ASC 310-30 that were acquired by the Company are not accounted for using the income recognition model because the Company cannot reasonably estimate cash flows expected to be collected. These loans when acquired are placed on non-accrual. The carrying amounts of such loans are as follows.

	As of and for the Three Months Ended March 31, 2017	As of and for the Nine Months Ended March 31, 2017
	(Dollars in thousands)
Loans acquired during the period	$-	$968
Loans at end of period	7,492	7,492

The following tables summarize the activity in the accretable yield for loans accounted for under ASC 310-30.

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(Dollars in thousands)
Beginning balance	$128,423	$124,093
Acquisitions	5,285	9,661
Accretion	(4,762)	(4,596)
Reclassifications from non-accretable difference to accretable yield	3,703	1,243
Disposals and other changes	(7,434)	(4,111)
Ending balance	$125,215	$126,290

	Nine Months Ended March 31, 2017	Nine Months Ended March 31, 2016
	(Dollars in thousands)
Beginning balance	$124,151	$111,449
Acquisitions	36,625	40,995
Accretion	(14,070)	(12,236)
Reclassifications from non-accretable difference to accretable yield	4,834	4,284
Disposals and other changes	(26,325)	(18,202)
Ending balance	$125,215	$126,290

The following table provides information related to the unpaid principal balance and carrying amounts of ASC 310-30 loans.

	March 31, 2017 (1)	June 30, 2016 (1)
	(Dollars in thousands)
Unpaid principal balance	$264,757	$267,985
Carrying amount	234,445	237,054

(1)   Balances include loans held for sale of $973 thousand at March 31, 2017 and $0 at June 30, 2016.

5. Transfers and Servicing of Financial Assets

The Company sells loans in the secondary market and for certain loans, retains the servicing responsibility. Consideration for the sale includes the cash received as well as the related servicing rights asset. The Company receives fees for the services provided.

Capitalized servicing rights as of March 31, 2017 totaled $2.5 million, compared to $1.8 million as of June 30, 2016, included in other assets on the consolidated balance sheets.

Mortgage loans sold in the quarter ended March 31, 2017 totaled $15.5 million, compared to $19.7 million in the quarter ended March 31, 2016. Mortgage loans sold in the nine months ended March 31, 2017 totaled $58.2 million, compared to $69.1 million in the nine months ended March 31, 2016. Mortgage loans serviced for others totaled $11.2 million at March 31, 2017 and $12.9 million at June 30, 2016. Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $28.4 million and $32.9 million at March 31, 2017 and June 30, 2016, respectively.

SBA loans sold during the quarter ended March 31, 2017 totaled $9.9 million, compared to $11.9 million in the quarter ended March 31, 2016. SBA loans sold in the nine months ended March 31, 2017 totaled $34.7 million, compared to $24.9 million in the nine months ended March 31, 2016. SBA loans serviced for others totaled $129.5 million at March 31, 2017 and $83.8 million at June 30, 2016.

Mortgage and SBA loans serviced for others are accounted for as sales and therefore are not included in the accompanying consolidated balance sheets. The risks inherent in mortgage servicing assets and SBA servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.

Contractually specified servicing fees were $287 thousand and $187 thousand for the quarters ended March 31, 2017 and 2016, respectively, and were included as a component of loan related fees within non-interest income. Contractually specified servicing fees were $695 thousand and $504 thousand for the nine months ended March 31, 2017 and 2016, respectively.

The significant assumptions used in the valuation for mortgage servicing rights as of March 31, 2017 included a weighted average discount rate of 7.8% and a weighted average prepayment speed assumption of 12.0%. For the SBA servicing rights, the significant assumptions used in the valuation included a range of discount rates from 9.0% to 13.7% and a weighted average prepayment speed assumption of 7.8%.

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

	Three months Ended March 31,		Nine months Ended March 31,
	2017	2016	2017	2016
	(Dollars in thousands, except share and per share data)

Net income	$3,461	$1,809	$8,312	$5,421

Weighted average shares used in calculation of basic EPS	8,830,442	9,456,198	8,923,280	9,526,302
Incremental shares from assumed exercise of dilutive securities	63,092	3,413	40,203	5,445
Weighted average shares used in calculation of diluted EPS	8,893,534	9,459,611	8,963,483	9,531,747

Basic earnings per common share	$0.39	$0.19	$0.93	$0.57
Diluted earnings per common share	$0.39	$0.19	$0.93	$0.57

For the three and nine months ended March 31, 2017 and 2016, the following stock options were excluded from the calculation of diluted EPS due to the exercise price of these options exceeding the average market price of the Company’s common stock for the period. These options, which were not dilutive at that date, may potentially dilute EPS in the future.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Stock options	399,626	714,545	714,545	714,545

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

The Company currently holds derivative instruments that contain credit-risk related features that are in a net liability position, which may require that collateral be assigned to dealer banks. At March 31, 2017, the Company had posted cash collateral totaling $1.5 million with dealer banks related to derivative instruments in a net liability position.

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

Information pertaining to outstanding interest rate caps and swap agreements used to hedge variable rate debt is as follows.

March 31, 2017
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Loss	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$5,000	July 2013	July 2033	3 Mo. LIBOR	1.13%	3.38%	n/a	$(593)	$(593)	Other Liabilities
5,000	July 2013	July 2028	3 Mo. LIBOR	1.13%	3.23%	n/a	(419)	(419)	Other Liabilities
5,000	July 2013	July 2023	3 Mo. LIBOR	1.13%	2.77%	n/a	(192)	(192)	Other Liabilities
Interest rate caps:
6,000	October 2014	September 2019	3 Mo. LIBOR	n/a	n/a	2.50%	(166)	10	Other Assets
10,000	March 2015	February 2020	3 Mo. LIBOR	n/a	n/a	2.50%	(188)	28	Other Assets
$31,000							$(1,558)	$(1,166)

June 30, 2016
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Loss	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$5,000	July 2013	July 2033	3 Mo. LIBOR	0.65%	3.38%	n/a	$(1,352)	$(1,352)	Other Liabilities
5,000	July 2013	July 2028	3 Mo. LIBOR	0.65%	3.23%	n/a	(1,005)	(1,005)	Other Liabilities
5,000	July 2013	July 2023	3 Mo. LIBOR	0.65%	2.77%	n/a	(560)	(560)	Other Liabilities
Interest rate caps:
6,000	October 2014	September 2019	3 Mo. LIBOR	n/a	n/a	2.50%	(167)	10	Other Assets
10,000	March 2015	February 2020	3 Mo. LIBOR	n/a	n/a	2.50%	(192)	25	Other Assets
$31,000							$(3,276)	$(2,882)

During the three and nine months ended March 31, 2017 and 2016, no interest rate cap or swap agreements were terminated prior to maturity. Changes in the fair value of interest rate caps and swaps designated as hedging instruments of the variability of cash flows associated with variable rate debt are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the debt affects earnings. Risk management results for the three and nine months ended March 31, 2017 and 2016 related to the balance sheet hedging of variable rate debt indicates that the hedges were effective.

8. Other Comprehensive Income

The components of other comprehensive income are as follows:

	Three Months Ended March 31,
	2017			2016
	Pre-tax	Tax Expense	After-tax	Pre-tax	Tax Expense	After-tax
	Amount		Amount	Amount	(Benefit)	Amount
	(Dollars in thousands)
Change in net unrealized gain on available-for-sale securities	$206	$78	$128	$867	$330	$537

Change in accumulated gain (loss) on effective cash flow hedges	59	22	37	(982)	(374)	(608)
Reclassification adjustments included in net income	12	5	7	-	-	-
Total derivatives and hedging activities	71	27	44	(982)	(374)	(608)
Total other comprehensive gain (loss)	$277	$105	$172	$(115)	$(44)	$(71)

	Nine Months Ended March 31,
	2017			2016
	Pre-tax	Tax Expense	After-tax	Pre-tax	Tax Expense	After-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
	(Dollars in thousands)
Change in net unrealized (loss) gain on available-for-sale securities	$(1,208)	$(459)	$(749)	$641	$244	$397

Change in accumulated gain (loss) on effective cash flow hedges	1,692	646	1,046	(1,536)	(584)	(952)
Reclassification adjustments included in net income	26	10	16	-	-	-
Total derivatives and hedging activities	1,718	656	1,062	(1,536)	(584)	(952)
Total other comprehensive gain (loss)	$510	$197	$313	$(895)	$(340)	$(555)

Accumulated other comprehensive loss is comprised of the following:

	March 31, 2017	June 30, 2016
	(Dollars in thousands)
Unrealized (loss) gain on available-for-sale securities	$(1,011)	$197
Tax effect	384	(75)
After- tax amount	(627)	122
Unrealized loss on cash flow hedges	(1,558)	(3,276)
Tax effect	592	1,248
After- tax amount	(966)	(2,028)
Accumulated other comprehensive loss	$(1,593)	$(1,906)

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

Financial instruments with contract amounts which represent credit risk are as follows:

	March 31, 2017	June 30, 2016
	(Dollars in thousands)
Commitments to grant loans	$14,495	$44,684
Unfunded commitments under lines of credit	89,290	58,412
Standby letters of credit	3,810	3,822
Commitment to fund investment	1,000	2,500

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The Company has recorded an allowance for possible losses on commitments and unfunded loans totaling $68 thousand and $81 thousand recorded in other liabilities at March 31, 2017 and June 30, 2016, respectively.

In the prior fiscal year, the Company committed $2.5 million to a fund that acquires CRA qualified investments in loans for the Company’s portfolio. The fund manager calls the funds from the Company when an investment is successfully acquired. During the three months ended March 31, 2017, the fund called $1.5 million from the Company. The Company has a remaining commitment of $1.0 million to a fund that invests in the federally guaranteed portion of SBA 7(a) loans as of March 31, 2017.

Contingencies

The Company and its subsidiary are parties to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company’s consolidated financial position or results of operations.

10.	Stock-Based Compensation

A summary of restricted share activity for the nine months ended March 31, 2017 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	251,859	$9.93
Granted	160,000	11.20
Vested	(9,474)	9.33
Forfeited	(16,956)	9.81
Unvested at end of period	385,429	10.48

A summary of the vesting schedule for the shares granted in the nine months ended March 31, 2017 follows:

●	15,000 restricted shares vest in full on August 25, 2019;
●

50,000 restricted shares are subject to performance-based vesting over a three-year period (the “performance shares”). The performance shares include an absolute metric and a sliding metric within the performance period. The absolute metric requires that the Company be in compliance with the regulatory commitments made to the Federal Reserve Bank and Maine Bureau of Financial Institutions.  The sliding metric is based on reaching certain thresholds in regards to the company’s return on equity (“ROE”).  The performance shares shall vest in certain defined increments for such periods if the ROE is at least 70% of such targeted returns.  This performance will be measured on both a year-by-year basis for three years, and an average basis over the three year performance period; and,

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

Available-for-sale securities - Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Examples of such instruments include publicly-traded common and preferred stocks. If quoted prices are not available, then fair values are estimated by using pricing models ( i.e., matrix pricing) and market interest rates and credit assumptions or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. Examples of such instruments include government agency and government sponsored enterprise mortgage-backed securities, as well as certain preferred and trust preferred stocks. Level 3 securities are securities for which significant unobservable inputs are utilized.

Certain investments are measured at fair value using the net asset value per share as a practical expedient. These investments include a fund that seeks to invest in securities either issued or guaranteed by the U.S. government or its agencies, as well as a fund that primarily invests in the federally guaranteed portion of SBA 7(a) loans. The Company’s investment in securities either issued or guaranteed by the U.S. government or its agencies can be redeemed daily at the closing net asset value per share. The Company’s investment in SBA 7(a) loans can be redeemed quarterly with sixty days’ notice. In accordance with ASU 2015-07, these investments have not been included in the fair value hierarchy.

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

Interest receivable - The fair value of this financial instrument approximates the book value as this financial instrument has a short maturity. It is the Company’s policy to stop accruing interest on loans past due by more than 90 days. Therefore, this financial instrument has been adjusted for estimated credit losses.

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

FHLBB advances, capital lease obligations and subordinated debentures - The fair value of the Company’s borrowings with the FHLBB is estimated by discounting the cash flows through maturity or the next re-pricing date based on current rates available to the Company for borrowings with similar maturities. The fair value of the Company’s capital lease obligations and subordinated debentures are estimated by discounting the cash flows through maturity based on current rates available to the Company for borrowings with similar maturities.

Off-Balance Sheet Credit-Related Instruments -Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of such instruments was nominal at each date presented.

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	March 31, 2017
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Securities available-for-sale:
U.S. Government agency securities	$57,338	$-	$57,338	$-
Agency mortgage-backed securities	34,968	-	34,968	-
Other investments measured at net asset value(1)	6,559	-	-	-
Other assets – interest rate caps	38	-	38	-
Liabilities
Other liabilities – interest rate swaps	$1,204	$-	$1,204	$-

	June 30, 2016
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Securities available-for-sale:
U.S. Government agency securities	$52,046	$-	$52,046	$-
Agency mortgage-backed securities	43,368	-	43,368	-
Other investments measured at net asset value(1)	5,158	-	-	-
Other assets – interest rate caps	35	-	35	-
Liabilities
Other liabilities – interest rate swap	$2,917	$-	$2,917	$-

(1)

In accordance with ASU 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amount presented in the table are intended to permit reconciliation of the fair value amount to the consolidated financial statements.

Assets measured at fair value on a nonrecurring basis are summarized below.

	March 31, 2017
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$1,127	$-	$-	$1,127
Real estate owned and other repossessed collateral	3,761	-	-	3,761
Loan servicing rights	2,603	-	-	2,603

	June 30, 2016
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$922	$-	$-	$922
Real estate owned and other repossessed collateral	1,652	-	-	1,652
Loan servicing rights	1,771	-	-	1,771

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a nonrecurring basis at the dates indicated.

	Fair Value
	March 31, 2017	June 30, 2016	Valuation Technique
	(Dollars in thousands)
Collateral dependent impaired loans	$1,127	$922	Appraisal of collateral(1)
Real estate owned and other repossessed collateral	3,761	1,652	Appraisal of collateral(1)
Loan servicing rights	2,603	1,771	Discounted cash flow(2)

 (1) Fair value is generally determined through independent appraisals of the underlying collateral. The Company may also use another available source of collateral assessment to determine a reasonable estimate of the fair value of the collateral. Appraisals may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments was 6% to 75%.

 (2) Fair value is determined using a discounted cash flow model. The unobservable inputs include anticipated rate of loan prepayments and discount rates. The range of prepayment assumptions used was 4.0% to 19.4%. For discount rates, the range was 7.8% to 13.7%.

The following table presents the estimated fair value of the Company's financial instruments.

	Carrying	Fair Value Measurements at March 31, 2017
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$147,442	$147,442	$147,442	$-	$-
Available-for-sale securities	92,306	92,306	-	92,306	-
Other investments measured at net asset value(1)	6,559	6,559	-	-	-
Federal Home Loan Bank stock	1,938	1,938	-	1,938	-
Loans held for sale	4,634	4,634	-	4,634	-
Loans, net	738,353	741,531	-	-	741,531
Accrued interest receivable	1,886	1,886	-	1,886	-
Interest rate caps	38	38	-	38	-

Financial liabilities:
Deposits	849,479	849,891	-	849,891	-
Federal Home Loan Bank advances	20,017	20,100	-	20,100	-
Capital lease obligation	938	990	-	990	-
Subordinated debentures	23,544	25,630	-	-	25,630
Interest rate swaps	1,204	1,204	-	1,204	-

	Carrying	Fair Value Measurements at June 30, 2016
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$151,157	$151,157	$151,157	$-	$-
Available-for-sale securities	95,414	95,414	-	95,414	-
Other investments measured at net asset value(1)	5,158	5,158	-	-	-
Federal Home Loan Bank stock	2,408	2,408	-	2,408	-
Loans held for sale	7,519	7,519	-	7,519	-
Loans, net	690,086	695,830	-	-	695,830
Accrued interest receivable	1,579	1,579	-	1,579	-
Interest rate caps	35	35	-	35	-

Financial liabilities:
Deposits	800,432	801,045	-	801,045	-
Federal Home Loan Bank advances	30,075	30,396	-	30,396	-
Capital lease obligation	1,128	1,219	-	1,219	-
Subordinated debentures	23,331	25,664	-	-	25,664
Interest rate swaps	2,917	2,917	-	2,917	-

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

In connection with the transaction, as part of the regulatory approval process, the Company and the Bank made certain commitments to the Federal Reserve, the most significant of which are (i) to maintain a Tier 1 leverage ratio of at least 10%, (ii) to maintain a total risk-based capital ratio of at least 15%, (iii) to limit purchased loans to 40% of total loans, (iv) to fund 100% of the Company’s loans with core deposits (defined as non-maturity deposits and non-brokered insured time deposits), and (v) to hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total risk-based capital. On June 28, 2013, the Federal Reserve approved the amendment to exclude owner-occupied commercial real estate loans from the commitment to hold commercial real estate loans to within 300% of total risk-based capital. All other commitments made to the Federal Reserve in connection with the merger remain unchanged. The Company and the Bank are currently in compliance with all commitments to the Federal Reserve. The Company’s compliance ratios at March 31, 2017 follow:

Condition	Ratios as of March 31, 2017
(i) Tier 1 leverage capital ratio	12.47%
(ii) Total capital ratio	19.31%
(iii) Ratio of purchased loans to total loans, including loans held for sale	31.87%
(iv) Ratio of loans to core deposits (1)	87.46%
(v) Ratio of commercial real estate loans to total capital (2)	181.83%

(1) Core deposits include all non-maturity deposits and maturity deposits less than $250 thousand

 (2) For purposes of calculating this ratio, commercial real estate includes all non-owner occupied commercial real estate loans defined as such by regulatory guidance, including all land development and construction loans.

As of March 31, 2017, the Company, on a consolidated basis, had total assets of $1.0 billion, total deposits of $849.5 million, and shareholders’ equity of $118.7 million. The Company gathers retail deposits through its banking offices in Maine and the Bank's online affinity deposit program, ableBanking; originates loans through the Bank’s Community Banking Division; originates Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”) loans through the Bank’s national SBA group (“SBA Division”); and purchases and originates commercial loans through the Bank’s Loan Acquisition and Servicing Group (“LASG”). The Community Banking Division, with ten full-service branches and two loan production offices, operates from the Bank’s headquarters in Lewiston, Maine. LASG, ableBanking, and the SBA Division operate from the Company's offices in Boston, Massachusetts.

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

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. The reader is encouraged to review each of the policies included in Form 10-K for the year ended June 30, 2016 to gain a better understanding of how Northeast’s financial performance is measured and reported. There has been no material change in critical accounting policies during the three and nine months ended March 31, 2017.

Overview

Net income was $3.5 million, or $0.39 per diluted common share, for the quarter ended March 31, 2017, compared to net income of $1.8 million, or $0.19 per diluted common share, for the quarter ended March 31, 2016. Net income for the nine months ended March 31, 2017 was $8.3 million, or $0.93 per diluted common share, compared to $5.4 million, or $0.57 per diluted common share, for the nine months ended March 31, 2016.

Net interest and dividend income before provision for loan losses increased by $3.2 million for the quarter ended March 31, 2017, compared to the quarter ended March 31, 2016. The increase is primarily due to higher transactional income on purchased loans and higher average balances in the total loan portfolio. This increase was partially offset by higher rates and volume in the deposit portfolio and the effect of the issuance of subordinated debt.

Noninterest income increased by $273 thousand for the quarter ended March 31, 2017, compared to the quarter ended March 31, 2016, principally due to the following:

●	An increase in gain on sale of other loans of $365 thousand, due to the sale of a Community Banking Division commercial loan portfolio;
●	An increase in fees for other services to customers of $88 thousand, due to an increase in SBA loan servicing fees; and
●	An increase in gain recognized on real estate owned and other repossessed collateral, net, of $74 thousand, due to the sale of Community Banking Division real estate owned (“REO”).
●	The increases in noninterest income were partially offset by a decrease in gain on sale of SBA loans of $254 thousand, due to a lower volume sold in the quarter.

Noninterest expense increased by $430 thousand for the quarter ended March 31, 2017, compared to the quarter ended March 31, 2016, primarily due to the following:

●

An increase in loan expense of $431 thousand, largely driven by the expense related to increased loan acquisition and refinance activity, as well as increased REO activity and expense in the period; and

●	An increase in salaries and employee benefits of $357 thousand, primarily due to severance expense of $304 thousand recognized in the three months ended March 31, 2017.
●

The increases in noninterest expense were partially offset by a decrease in other noninterest expense of $390 thousand, primarily resulting from a mortgage insurance recovery from a legacy mortgage insurance premium plan of $167 thousand and a decrease in impairment on servicing assets as no impairment was booked in the three months ended March 31, 2017.

Financial Condition

Overview

As of March 31, 2017, total assets were $1.0 billion, an increase of $40.9 million, or 4.2%, from total assets of $986.2 million as of June 30, 2016. The principal components of the change in the balance sheet follow:

●

The Company originated $125.4 million of loans during the quarter ended March 31, 2017. Loans generated by the LASG totaled $89.7 million, which consisted of $7.9 million of purchased loans, at an average price of 91.3% of unpaid principal balance, and $81.8 million of originated loans. The SBA Division closed $22.6 million of new loans during the quarter, of which $16.5 million were funded. In addition, the Company sold $9.9 million of the guaranteed portion of SBA loans in the secondary market, of which $2.6 million were originated in the current quarter and $7.3 million were originated or purchased in prior quarters. Residential loan production sold in the secondary market totaled $15.5 million for the quarter.

In totality, the loan portfolio, excluding loans held for sale, increased by $49.3 million, or 7.1%, compared to June 30, 2016, and decreased by $25.2 million, or 3.3%, compared to December 31, 2016. The decrease from December 31, 2016 is primarily attributable to the payoff of $48.0 million of secured loans to broker-dealers and the sale of a commercial loan portfolio of $18.3 million which, combined, had a weighted average yield of 1.92%.

The following table highlights the changes in the loan portfolio for the three and nine months ended March 31, 2017:

	Loan Portfolio Changes
	Three months ended March 31, 2017	Nine months ended March 31, 2017
	(Dollars in thousands)
LASG originations and acquisitions	$89,667	$237,578
SBA and USDA funded originations	16,549	56,853
Community Banking Division originations	13,036	63,776
Payoff of secured loans to broker-dealers	(48,000)	(48,000)
Commercial loan portfolio sale	(18,259)	(18,259)
SBA and residential loan sales	(25,471)	(92,956)
Payoffs, pay-downs and amortization, net	(52,732)	(149,700)
Net change	$(25,210)	$49,292

As noted above in the “Business Overview” section, the Company made certain commitments to the Board of Governors of the Federal Reserve System in connection with the merger of FHB with and into the Company in December 2010. The Company’s loan purchase and commercial real estate loan availability under these conditions follow.

Basis for Regulatory Condition	Condition	Availability at March 31, 2017
		(Dollars in millions)
Total Loans	Purchased loans may not exceed 40% of total loans	$101.0
Regulatory Capital	Non-owner occupied commercial real estate loans may not exceed 300% of total capital	172.3

An overview of the Bank’s LASG portfolio follows:

	LASG Portfolio
	Three Months Ended March 31,
	2017				2016
	Purchased (1)	Originated	Secured Loans to Broker-Dealers	Total LASG	Purchased	Originated	Secured Loans to Broker-Dealers	Total LASG
	(Dollars in thousands)
Loans purchased or originated during the period:
Unpaid principal balance	$8,609	$81,806	$-	$90,415	$24,400	$27,846	$-	$52,246
Net investment basis	7,861	81,806	-	89,667	21,934	27,846	-	49,780

Loan returns during the period:
Yield	11.89%	6.44%	1.13%	8.68%	9.88%	5.83%	0.50%	7.15%
Total Return (2)	11.95%	6.44%	1.13%	8.71%	9.88%	5.82%	0.50%	7.15%

	Nine Months Ended March 31,
	2017				2016
	Purchased (1)	Originated	Secured Loans to Broker-Dealers	Total LASG	Purchased	Originated	Secured Loans to Broker-Dealers	Total LASG
	(Dollars in thousands)
Loans purchased or originated during the period:
Unpaid principal balance	$76,511	$169,831	$-	$246,342	$88,128	$78,752	$-	$166,880
Net investment basis	67,747	169,831	-	237,578	81,245	78,752	-	159,997

Loan returns during the period:
Yield	11.77%	6.10%	0.82%	8.36%	11.54%	5.75%	0.50%	7.97%
Total Return (2)	11.80%	6.10%	0.82%	8.37%	11.57%	5.74%	0.50%	7.98%

Total loans as of period end:
Unpaid principal balance	$268,651	$299,340	$-	$567,991	$266,223	$170,085	$60,000	$496,308
Net investment basis	237,569	299,340	-	536,909	233,650	170,085	60,000	463,735

(1) Purchased loan balances include loans held for sale of $973 thousand.

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

Assets

Cash and Due from Banks, Short-term Investments and Available-for-Sale Securities

Cash and cash equivalents were $147.4 million as of March 31, 2017, a decrease of $3.7 million, or 2.5%, from $151.2 million at June 30, 2016. The decrease is primarily due to the increase in loans and the payoff of a $10.0 million FHLBB advance during the quarter ended December 31, 2016, offset by the increase in deposits in the period.

Available-for-sale securities totaled $98.9 million as of March 31, 2017, compared to $100.6 million as of June 30, 2016, representing a decrease of $1.7 million, or 1.7%, primarily due to principal payments on mortgage backed securities, offset by the purchase of securities issued by government agencies. Included in available-for-sale securities are securities issued by government agencies and government-sponsored enterprises, as well as an investment of approximately $5.0 million in a CRA qualified fund that seeks to invest in securities either issued or guaranteed by the U.S. government or its agencies, as well as an investment of approximately $1.5 million in a CRA qualified fund that primarily invests in the federally guaranteed portion of SBA 7(a) loans. At March 31, 2017, no securities were pledged for outstanding borrowings.

Loans

The Company’s loan portfolio (excluding loans held-for-sale) by lending division follows:

	March 31, 2017

	Community Banking Division	LASG	SBA Division	Total	Percent of Total

	(Dollars in thousands)
Originated loans:
Residential real estate	$84,767	$589	$131	$85,487	11.52%
Home equity	14,741	-	-	14,741	1.99%
Commercial real estate: non-owner occupied	26,001	82,984	20,601	129,586	17.47%
Commercial real estate: owner occupied	15,571	82,608	19,076	117,255	15.81%
Commercial and industrial	12,260	133,159	7,773	153,192	20.65%
Consumer	4,871	-	-	4,871	0.66%
Subtotal	158,211	299,340	47,581	505,132	68.10%
Purchased loans:
Residential real estate	-	3,026	-	3,026	0.41%
Commercial real estate: non-owner occupied	-	135,790	-	135,790	18.31%
Commercial real estate: owner occupied	-	96,629	-	96,629	13.03%
Commercial and industrial	-	1,151	-	1,151	0.15%
Subtotal	-	236,596	-	236,596	31.90%
Total	$158,211	$535,936	$47,581	$741,728	100.00%

	June 30, 2016

	Community Banking Division	LASG	SBA Division	Total	Percent of Total

	(Dollars in thousands)
Originated loans:
Residential real estate	$93,258	$-	$133	$93,391	13.49%
Home equity	18,012	-	-	18,012	2.60%
Commercial real estate: non-owner occupied	49,514	52,744	5,639	107,897	15.58%
Commercial real estate: owner occupied	20,578	46,727	14,414	81,719	11.80%
Commercial and industrial	16,069	123,447	6,242	145,758	21.05%
Consumer	5,950	-	-	5,950	0.86%
Subtotal	203,381	222,918	26,428	452,727	65.38%
Purchased loans:
Residential real estate	-	2,559	-	2,559	0.37%
Commercial real estate: non-owner occupied	-	142,286	-	142,286	20.55%
Commercial real estate: owner occupied	-	94,666	-	94,666	13.67%
Commercial and industrial	-	198	-	198	0.03%
Subtotal	-	239,709	-	239,709	34.62%
Total	$203,381	$462,627	$26,428	$692,436	100.00%

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

The following table details the Company's nonperforming assets and other credit quality indicators as of March 31, 2017 and June 30, 2016. Management believes that, based on their carrying amounts, nonperforming assets are well secured based on the estimated fair value of underlying collateral.

	Non-Performing Assets at March 31, 2017
	Originated	Purchased	Total
	(Dollars in thousands)
Loans:
Residential real estate	$3,265	$1,073	$4,338
Home equity	48	-	48
Commercial real estate	420	7,247	7,667
Commercial and industrial	2,636	68	2,704
Consumer	65	-	65
Subtotal	6,434	8,388	14,822
Real estate owned and other repossessed collateral	86	3,675	3,761
Total	$6,520	$12,063	$18,583
Ratio of nonperforming loans to total loans			2.00%
Ratio of nonperforming assets to total assets			1.81%
Ratio of loans past due to total loans			3.25%
Nonperforming loans that are current			$3,286
Commercial loans risk rated substandard or worse			$8,179
Troubled debt restructurings:
On accrual status			$6,864
On nonaccrual status			$2,888

	Non-Performing Assets at June 30, 2016
	Originated	Purchased	Total
	(Dollars in thousands)
Loans:
Residential real estate	$2,613	$1,125	$3,738
Home equity	48	-	48
Commercial real estate	474	3,387	3,861
Commercial and industrial	17	-	17
Consumer	163	-	163
Subtotal	3,315	4,512	7,827
Real estate owned and other repossessed collateral	830	822	1,652
Total	$4,145	$5,334	$9,479
Ratio of nonperforming loans to total loans			1.13%
Ratio of nonperforming assets to total assets			0.96%
Ratio of loans past due to total loans			1.00%
Nonperforming loans that are current			$2,271
Commercial loans risk rated substandard or worse			$4,518
Troubled debt restructurings:
On accrual status			$7,036
Nonaccrual status			$1,152

As of March 31, 2017, nonperforming assets totaled $18.6 million, or 1.81% of total assets, as compared to $13.3 million, or 1.32% of total assets, as of December 31, 2016, and $9.5 million, or 0.96% of total assets, as of June 30, 2016. The increase of $5.3 million from December 31, 2016 is primarily due to three loans placed on non-accrual totaling $4.6 million.

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

The Company’s allowance for loan losses was $3.4 million as of March 31, 2017, which represents an increase of $1.0 million from $2.4 million as of June 30, 2016. The increase during the period was principally due to loan growth.

The following table details ratios related to the allowance for loan losses for the periods indicated.

	March 31, 2017	June 30, 2016	March 31, 2016
Allowance for loan losses to nonperforming loans	22.77%	30.02%	25.41%
Allowance for loan losses to total loans	0.46%	0.34%	0.32%
Last twelve months of net-charge offs to average loans	0.05%	0.18%	0.17%

While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors.

Other Assets

The cash surrender value of the Company’s bank-owned life insurance (“BOLI”) assets increased $341 thousand, or 2.2% to $16.1 million at March 31, 2017, compared to $15.7 million at June 30, 2016. Increases in cash surrender value are recognized in other income and are not subject to income taxes. Borrowing on, or surrendering a policy, may subject the Company to income tax expense on the increase in cash surrender value. For these reasons, management considers BOLI an illiquid asset. BOLI represented 11.0% of the Company’s regulatory total capital at March 31, 2017.

Intangible assets totaled $1.4 million and $1.7 million at March 31, 2017 and June 30, 2016, respectively. The $324 thousand decrease was the result of core deposit intangible asset amortization during the period.

Deposits, FHLBB Advances, Subordinated Debt, Liquidity, Capital, and Stock Repurchases

Deposits

The Company’s principal source of funding is its core deposit accounts. At March 31, 2017, non-maturity accounts, and certificates of deposit with balances less than $250 thousand represented 100% of total deposits.

Total deposits increased $49.1 million to $849.5 million as of March 31, 2017 from $800.4 million as of June 30, 2016. The increase, which funded growth in the Company’s loan portfolio, was centered mainly in money market accounts attracted through the Bank’s Community Banking Division.

The composition of total deposits at March 31, 2017 and June 30, 2016 is as follows:

	March 31, 2017		June 30, 2016
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Demand deposits	$72,369	8.52%	$66,686	8.33%
NOW accounts	70,609	8.31%	71,148	8.89%
Regular and other savings	37,898	4.46%	36,070	4.51%
Money market deposits	347,658	40.93%	275,437	34.41%
Total non-certificate accounts	528,534	62.22%	449,341	56.14%
Term certificates less than $250 thousand	320,945	37.78%	351,091	43.86%
Term certificates of $250 thousand or more	-	0.00%	-	0.00%
Total certificate accounts	320,945	37.78%	351,091	43.86%
Total deposits	$849,479	100.00%	$800,432	100.00%

FHLBB Advances

Advances from the Federal Home Loan Bank of Boston (“FHLBB”) were $20.0 million at March 31, 2017, as compared to $30.1 million at June 30, 2016. The decrease of $10.1 million was due to the maturity of one FHLBB advance. At March 31, 2017, the Company had pledged certain residential real estate loans and commercial real estate loans to secure outstanding advances and provide additional borrowing capacity. At March 31, 2017, no securities were pledged for outstanding borrowings.

Subordinated Debt

On June 29, 2016, the Company entered into a Subordinated Note Purchase Agreement with certain institutional accredited investors pursuant to which the Company issued subordinated notes equal to $15.05 million in aggregate principal amount with an interest rate of 6.75% fixed-to-floating maturing in 2026 (“subordinated notes”). The subordinated notes, net of issuance costs, totaled $14.6 million and $14.5 million at March 31, 2017 and June 30, 2016, respectively.

The Company had junior subordinated debentures issued to affiliated trusts totaling $9.0 million and $8.8 million at March 31, 2017 and June 30, 2016, respectively.

Liquidity

The following table is a summary of unused borrowing capacity of the Company at March 31, 2017, in addition to traditional retail deposit products:

	As of March 31, 2017
	(dollars in thousands)
Brokered time deposits	$256,762	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	80,897	Unused advance capacity subject to eligible and qualified collateral
Federal Discount Window Borrower-in-Custody	1,531	Unused credit line subject to the pledge of loans
Other available lines	17,500
Total unused borrowing capacity	$356,690

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

At March 31, 2017, the Company had $436.6 million of immediately accessible liquidity, defined as cash that the Bank reasonably believes could be raised within seven days through collateralized borrowings, brokered deposits or security sales. This position represented 42.5% of total assets. The Company also had $147.4 million of cash and cash equivalents at March 31, 2017.

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

Capital

The unpaid principal balance and carrying amount of junior subordinated debentures totaled $16.5 million and $9.0 million, respectively, as of March 31, 2017. The unpaid principal balance and carrying amount of subordinated debt totaled $15.1 million and $14.6 million, respectively, as of March 31, 2017. The junior subordinated debt represents qualifying Tier 1 capital for the Company, up to a maximum of 25% of total Tier 1 capital, and the and subordinated debt represents qualifying Tier II capital for the Company. At March 31, 2017, the carrying amounts of the junior subordinated debt, net of the Company’s $496 thousand investment in the affiliated trusts, qualified as Tier 1 capital, and the subordinated debt qualified as Tier II capital.

At March 31, 2017, shareholders’ equity was $118.7 million, an increase of $2.1 million, or 1.8% from June 30, 2016. Book value per outstanding common share was $13.46 at March 31, 2017 and $12.51 at June 30, 2016. Tier 1 capital to total average assets of the Company was 12.47% as of March 31, 2017 and 13.27% at June 30, 2016.

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

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions			Minimum Capital Ratio with Capital Conservation Buffer (1)
	Amount	Ratio	Amount	Ratio	Amount		Ratio	Ratio

March 31, 2017:	(Dollars in thousands)
Common equity tier 1 capital to risk weighted assets:
Company	$119,347	15.80%	$33,990	>4.5%	$	N/A	N/A	7.0%
Bank	134,949	17.85%	34,023	>4.5%		49,145	>6.5%	7.0%

Total capital to risk weighted assets:
Company	145,839	19.31%	60,427	>8.0%		N/A	N/A	10.5%
Bank	138,392	18.30%	60,486	>8.0%		75,607	>10.0%	10.5%

Tier 1 capital to risk weighted assets:
Company	127,815	16.92%	45,321	>6.0%		N/A	N/A	8.5%
Bank	134,949	17.85%	45,364	>6.0%		60,486	>8.0%	8.5%

Tier 1 capital to average assets:
Company	127,815	12.47%	41,001	>4.0%		N/A	N/A	4.0%
Bank	134,949	13.16%	41,021	>4.0%		51,276	>5.0%	4.0%

June 30, 2016:
Common equity tier 1 capital to risk weighted assets:
Company	$126,046	17.97%	$31,559	>4.5%	$	N/A	N/A	7.0%
Bank	117,212	16.69%	31,611	>4.5%		45,660	>6.5%	7.0%

Total capital to risk weighted assets:
Company	142,988	20.39%	56,105	>8.0%		N/A	N/A	10.5%
Bank	119,971	17.08%	56,197	>8.0%		70,246	>10.0%	10.5%

Tier 1 capital to risk weighted assets:
Company	126,046	17.97%	42,079	>6.0%		N/A	N/A	8.5%
Bank	117,212	16.69%	42,148	>6.0%		56,197	>8.0%	8.5%

Tier 1 capital to average assets:
Company	126,046	13.27%	38,006	>4.0%		N/A	N/A	4.0%
Bank	117,212	12.33%	38,022	>4.0%		47,528	>5.0%	4.0%

(1)

Required capital ratios with fully phased-in capital conservation buffer added to the minimum risk-based capital ratios. Fully phased-in ratios are effective in 2019, with lower requirements during the transition years 2016 through 2018.

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

Off-Balance Sheet Financial Instruments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, standby letters of credit, and commitments to fund investments. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the condensed consolidated balance sheet. The contract or notional amounts of these instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

See Part I. Item I. “Notes to Unaudited Consolidated Financial Statements – Note 9: Commitments and Contingencies” for further discussion.

Results of Operations

General

Net income increased by $1.7 million to $3.5 million for the quarter ended March 31, 2017, compared to $1.8 million for the quarter ended March 31, 2016.

The following table details the “Total Return” on purchased loans, which includes transactional interest income of $2.3 million for the quarter ended March 31, 2017. The total return on purchased loans for the quarter ended March 31, 2017 was 12.0% as compared to 9.9% in the quarter ended March 31, 2016, primarily due to higher regularly scheduled income and transactional income in the quarter. The following table details the total return on purchased loans for the three and nine months ended March 31, 2017:

	Total Return on Purchased Loans
	Three Months Ended March 31,
	2017		2016
	Income	Return (1)	Income	Return (1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$4,914	8.13%	$4,606	8.25%
Transactional income:
Gain on loan sales	-	0.00%	-	0.00%
Gain on sale of real estate owned	36	0.06%	1	0.00%
Other noninterest income	-	0.00%	-	0.00%
Accelerated accretion and loan fees	2,270	3.76%	912	1.63%
Total transactional income	2,306	3.82%	913	1.63%
Total	$7,220	11.95%	$5,519	9.88%

	Nine Months Ended March 31,
	2017		2016
	Income	Return (1)	Income	Return (1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$14,383	8.09%	$12,615	7.94%
Transactional income:
Gain on loan sales	-	0.00%	-	0.00%
Gain on sale of real estate owned	55	0.03%	23	0.01%
Other noninterest income	-	0.00%	11	0.01%
Accelerated accretion and loan fees	6,542	3.68%	5,732	3.61%
Total transactional income	6,597	3.71%	5,766	3.63%
Total	$20,980	11.80%	$18,381	11.57%

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

Net Interest Income

Three Months Ended March 31, 2017 and 2016

Net interest and dividend income before provision for loan losses increased by $3.2 million for the quarter ended March 31, 2017, compared to the quarter ended March 31, 2016. The increase is primarily due to higher transactional income on purchased loans and higher average balances in the total loan portfolio. This increase was partially offset by higher rates and volume in the deposit portfolio and the effect of the issuance of subordinated debt.

	Interest Income and Yield on Loans
	Three Months Ended March 31,
	2017			2016
	Average	Interest		Average	Interest
	Balance (1)	Income	Yield	Balance (1)	Income	Yield
	(Dollars in thousands)
Community Banking Division	$188,748	$2,402	5.16%	$219,001	$2,592	4.76%
SBA	44,538	678	6.17%	28,193	402	5.73%
LASG:
Originated	256,778	4,075	6.44%	159,976	2,317	5.83%
Purchased	245,135	7,184	11.89%	224,710	5,518	9.88%
Secured Loans to Broker-Dealers	27,933	78	1.13%	60,001	75	0.50%
Total LASG	529,846	11,337	8.68%	444,687	7,910	7.15%
Total	$763,132	$14,417	7.66%	$691,881	$10,904	6.34%

(1)            Includes loans held for sale.

The Company’s interest rate spread increased by 83 basis points and net interest margin increased by 85 basis points for the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016. The increase was principally due to higher transactional interest income in the purchased portfolio and higher average balances in the loan portfolio, offset by the effect of the issuance of the subordinated debt in June 2016.

The following sets forth the average balance sheets, interest income and interest expense, and average yields and costs for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017			2016
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning assets:
Investment securities	$96,868	$261	1.09%	$100,904	$236	0.94%
Loans (1) (2) (3)	763,132	14,435	7.67%	691,881	10,922	6.35%
Federal Home Loan Bank stock	1,938	24	5.02%	2,571	22	3.44%
Short-term investments (4)	128,082	258	0.82%	80,789	97	0.48%
Total interest-earning assets	990,020	14,978	6.14%	876,145	11,277	5.18%
Cash and due from banks	2,875			3,841
Other non-interest earning assets	31,606			34,045
Total assets	$1,024,501			$914,031

Liabilities & Stockholders' Equity:
Interest-bearing liabilities:
NOW accounts	$69,773	$49	0.28%	$65,985	$42	0.28%
Money market accounts	338,662	807	0.97%	223,835	491	0.88%
Savings accounts	36,940	13	0.14%	36,453	12	0.13%
Time deposits	329,442	986	1.21%	357,857	1,021	1.15%
Total interest-bearing deposits	774,817	1,855	0.97%	684,130	1,566	0.92%
Short-term borrowings	-	-	0.00%	2,136	5	0.94%
Federal Home Loan Bank advances	20,021	159	3.22%	30,117	255	3.41%
Subordinated debt	23,506	475	8.20%	8,746	164	7.54%
Capital lease obligations	961	12	5.06%	1,211	15	4.98%
Total interest-bearing liabilities	819,305	2,501	1.24%	726,340	2,005	1.11%

Non-interest bearing liabilities:
Demand deposits and escrow accounts	81,901			66,384
Other liabilities	6,659			6,429
Total liabilities	907,865			799,153
Stockholders' equity	116,636			114,878
Total liabilities and stockholders' equity	$1,024,501			$914,031

Net interest income (5)		$12,477			$9,272

Interest rate spread			4.90%			4.07%
Net interest margin (6)			5.11%			4.26%

(1) Interest income and yield are stated on a fully tax-equivalent basis using a 34% tax rate.
(2) Includes loans held for sale.
(3) Nonaccrual loans are included in the computation of average, but unpaid interest has not been included for purposes of determining interest income.
(4) Short term investments include FHLB overnight deposits and other interest-bearing deposits.
(5) Includes tax exempt interest income of $18 thousand for the three months ended March 31, 2017 and March 31, 2016.
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

	Three Months Ended March 31, 2017 compared to 2016
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investment securities	$(10)	$35	$25
Loans	1,162	2,351	3,513
Federal Home Loan Bank stock	(6)	8	2
Short-term investments	73	88	161
Total interest-earning assets	1,219	2,482	3,701

Interest-bearing liabilities:
Interest-bearing deposits	176	113	289
Short-term borrowings	(5)	-	(5)
Federal Home Loan Bank advances	(82)	(14)	(96)
Subordinated debt	296	15	311
Capital lease obligations	(3)	-	(3)
Total interest-bearing liabilities	382	114	496
Total change in net interest income	$837	$2,368	$3,205

Nine Months Ended March 31, 2017 and 2016

Net interest and dividend income before provision for the nine months ended March 31, 2017 and 2016 was $34.1 million and $28.7 million, respectively. The increase of $5.4 million was largely attributable to higher loan volume and interest income in the originated loan portfolio, as well as higher transactional income in the purchased portfolio. The following table summarizes interest income and related yields recognized on the Company’s loans for the nine months ended March 31, 2017 and 2016.

	Interest Income and Yield on Loans
	Nine Months Ended March 31,
	2017			2016
	Average	Interest		Average	Interest
	Balance (1)	Income	Yield	Balance (1)	Income	Yield
	(Dollars in thousands)
Community Banking Division	$199,566	$7,150	4.77%	$220,582	$7,893	4.76%
SBA	38,867	1,771	6.07%	21,590	957	5.90%
LASG:
Originated	219,140	10,030	6.10%	138,760	5,991	5.75%
Purchased	236,822	20,925	11.77%	211,519	18,347	11.54%
Secured Loans to Broker-Dealers	41,409	256	0.82%	60,004	225	0.50%
Total LASG	497,371	31,211	8.36%	410,283	24,563	7.97%
Total	$735,804	$40,132	7.27%	$652,455	$33,413	6.82%

(1)      Includes loans held for sale.

The Company’s interest rate spread and net interest margin increased by 15 basis points and 17 basis points, respectively, for the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016. The increase was principally due to higher transactional interest income in the purchased portfolio and higher average balances in the loan portfolio, offset by the effect of the issuance of the subordinated debt in June 2016. The following sets forth the average balance sheets, interest income and interest expense, and average yields and costs for the nine months ended March 31, 2017 and 2016.

	Nine Months Ended March 31,
	2017			2016
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning assets:
Investment securities	$94,824	$748	1.05%	$102,890	$700	0.91%
Loans (1) (2) (3)	735,804	40,185	7.28%	652,455	33,467	6.83%
Federal Home Loan Bank stock	2,250	70	4.14%	3,089	90	3.88%
Short-term investments (4)	132,280	599	0.60%	84,258	205	0.32%
Total interest-earning assets	965,158	41,602	5.74%	842,692	34,462	5.44%
Cash and due from banks	2,860			3,405
Other non-interest earning assets	32,554			35,345
Total assets	$1,000,572			$881,442

Liabilities & Stockholders' Equity:
Interest-bearing liabilities:
NOW accounts	$70,814	$152	0.29%	$67,078	$130	0.26%
Money market accounts	314,259	2,242	0.95%	197,962	1,273	0.86%
Savings accounts	35,964	37	0.14%	36,027	36	0.13%
Time deposits	327,664	2,976	1.21%	347,847	2,917	1.12%
Total interest-bearing deposits	748,701	5,407	0.96%	648,914	4,356	0.89%
Short-term borrowings	-	-	0.00%	2,029	19	1.25%
Federal Home Loan Bank advances	25,768	634	3.28%	33,207	839	3.36%
Subordinated debt	23,431	1,401	7.97%	8,698	476	7.28%
Capital lease obligations	1,024	39	5.07%	1,272	49	5.13%
Total interest-bearing liabilities	798,924	7,481	1.25%	694,120	5,739	1.10%

Non-interest bearing liabilities:
Demand deposits and escrow accounts	79,352			66,619
Other liabilities	7,738			6,720
Total liabilities	886,014			767,459
Stockholders' equity	114,558			113,983
Total liabilities and stockholders' equity	$1,000,572			$881,442

Net interest income (5)		$34,121			$28,723

Interest rate spread			4.49%			4.34%
Net interest margin (6)			4.71%			4.54%

(1) Interest income and yield are stated on a fully tax-equivalent basis using a 34% tax rate.
(2) Includes loans held for sale.
(3) Nonaccrual loans are included in the computation of average, but unpaid interest has not been included for purposes of determining interest income.

(4) Short term investments include FHLB overnight deposits and other interest-bearing deposits.

(5) Includes tax exempt interest income of $53 thousand and $54 thousand for the nine months ended March 31, 2017 and March 31, 2016, respectively.

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

	Nine Months Ended March 31, 2017 compared to 2016
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investment securities	$(58)	$106	$48
Loans	4,437	2,281	6,718
Federal Home Loan Bank stock	(26)	6	(20)
Short-term investments	157	237	394
Total interest-earning assets	4,510	2,630	7,140

Interest-bearing liabilities:
Interest-bearing deposits	624	427	1,051
Short-term borrowings	(9)	(10)	(19)
Federal Home Loan Bank advances	(193)	(12)	(205)
Subordinated debt	876	49	925
Capital lease obligations	(9)	(1)	(10)
Total interest-bearing liabilities	1,289	453	1,742
Total change in net interest income	$3,221	$2,177	$5,398

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

Three Months Ended March 31, 2017 and 2016

The provision for loan losses for the quarter ended March 31, 2017 and 2016 was $384 thousand and $236 thousand, respectively. The increase in the Company’s loan loss provision was primarily the result of loan volume in the LASG originated portfolio, the effect of changes in the qualitative factors, and updates to the specific reserve on impaired loans.

Nine Months Ended March 31, 2017 and 2016

The provision for loan losses for the nine months ended March 31, 2017 and 2016 was $1.2 million and $1.3 million, respectively. The decrease in the Company’s loan loss provision was primarily due to two loans which were provided for in the quarter ended December 31, 2015, offset by higher loan volume in the LASG originated portfolio, the effect of changes in the qualitative factors, and updates to the specific reserve on impaired loans in the nine months ended March 31, 2017.

Noninterest Income

Three Months Ended March 31, 2017 and 2016

Noninterest income increased by $273 thousand for the quarter ended March 31, 2017, compared to the quarter ended March 31, 2016, principally due to the following:

●	An increase in gain on sale of other loans of $365 thousand, due to the sale of a Community Banking Division commercial loan portfolio;
●	An increase in fees for other services to customers of $88 thousand, due to an increase in SBA loan servicing fees; and

●	An increase in gain recognized on real estate owned and other repossessed collateral, net, of $74 thousand, due to the sale of Community Banking Division real estate owned (“REO”).
●	The increases in noninterest income were partially offset by a decrease in gain on sale of SBA loans of $254 thousand, due to a lower volume sold in the quarter.

Nine Months Ended March 31, 2017 and 2016

Noninterest income increased by $1.4 million for the nine months ended March 31, 2017, compared to the nine months ended March 31, 2016, principally due to the following:

●	An increase in gain on sale of other loans of $365 thousand, due to the sale of a Community Banking Division commercial loan portfolio.

Noninterest Expense

Three Months Ended March 31, 2017 and 2016

Noninterest expense increased by $430 thousand for the quarter ended March 31, 2017, compared to the quarter ended March 31, 2016, primarily due to the following:

●

An increase in loan expense of $431 thousand, largely driven by the expense related to increased loan acquisition and refinance activity, as well as increased REO activity and expense in the period; and

●	An increase in salaries and employee benefits of $357 thousand, primarily due to severance expense of $304 thousand recognized in the three months ended March 31, 2017.
●

The increases in noninterest expense were partially offset by a decrease in other noninterest expense of $390 thousand, primarily resulting from a mortgage insurance recovery from a legacy mortgage insurance premium plan of $167 thousand and a decrease in impairment on servicing assets as no impairment was booked in the three months ended March 31, 2017.

Nine Months Ended March 31, 2017 and 2016

Noninterest expense increased by $2.0 million for the nine months ended March 31, 2017, compared to the nine months ended March 31, 2016, principally due to the following:

●	An increase in salaries and employee benefits of $1.7 million, primarily due to increased incentive compensation and severance;
●

An increase in professional fees of $223 thousand, largely attributable to increased audit costs relating to the Company’s transition to accelerated filer status, increased compensation and cyber security consulting costs, increased loan review service costs and costs associated with core system projects;

●	An increase in loan expense of $541 thousand, largely driven by the expense related to loan collection in the period;
●	An increase in data processing fees of $177 thousand, primarily due to an increase in computer services fees.
●

The increases in noninterest expense were partially offset by a decrease in other noninterest expense of $396 thousand, primarily resulting from a mortgage insurance recovery from a legacy mortgage insurance premium plan of $167 thousand.

Income Taxes

Three Months Ended March 31, 2017 and 2016

The Company’s income tax expense was $2.1 million or an effective rate of 37.5%, for the three months ended March 31, 2017, as compared to $832 thousand, or an effective rate of 31.5%, for the three months ended March 31, 2016. The increase in effective tax rate was primarily due to an increase in federal taxes as a result of a higher income level and state apportionment changes.

Nine Months Ended March 31, 2017 and 2016

The Company’s income tax expense was $4.9 million or an effective rate of 37.2%, for the nine months ended March 31, 2017, as compared to $2.9 million, or an effective rate of 34.8%, for the nine months ended March 31, 2016. The increase in effective tax rate was primarily due to an increase in federal taxes as a result of a higher income level and state apportionment changes.

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

There have been no material changes in the results of the Company's net interest income sensitivity analysis as reported in the Company's 2016 Annual Report on Form 10-K.  At March 31, 2017, management continues to consider the Company's primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company's balance sheet components.  This would include the mix of fixed versus variable rate loans and investments on the asset side, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit on the liability side.

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

Based on this evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2017.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2017 that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of the Company’s Form 10-K for the year ended March 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases made by the Company of its common stock during the three months ended March 31, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Per share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
Jan. 1 - Jan. 31	-	-	1,970,000	500,000
Feb. 1 - Feb. 28	-	-	1,970,000	500,000
Mar. 1 - Mar. 31	-	-	1,970,000	500,000

(1) Based on trade date, not settlement date

Item 3.	Defaults Upon Senior Securities

 None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *
32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **
32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **
101

The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2017 and June 30, 2016; (ii) Consolidated Statements of Income for the three and nine months ended March 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2017 and 2016; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended March 31, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the nine months ended March 31, 2017 and 2016; and (v) Notes to Unaudited Consolidated Financial Statements. *

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2017		NORTHEAST BANCORP

	By:	/s/ Richard Wayne
Richard Wayne
President and Chief Executive Officer

	By:	/s/ Brian Shaughnessy
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
101

The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2017 and June 30, 2016; (ii) Consolidated Statements of Income for the three and nine months ended March 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2017 and 2016; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended March 31, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the nine months ended March 31, 2017 and 2016; and (v) Notes to Unaudited Consolidated Financial Statements. *

* Filed herewith

** Furnished herewith