Form 10-K
period 2017-06-30
NORTHEAST BANCORP /ME/
filed 2017-09-13
CIK 811831

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller Reporting Company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates, computed by reference to the last reported sales price of the registrant’s voting common stock on the NASDAQ Global Market on December 31, 2016 was approximately $87,688,256.

As of September 6, 2017, the registrant had outstanding 7,853,075 shares of voting common stock, $1.00 par value per share, and 991,194 shares of non-voting common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2017 Annual Meeting of Shareholders to be held on November 17, 2017 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The registrant intends to file such proxy statement with the Securities and Exchange Commission no later than 120 days after the end of its fiscal year ended June 30, 2017.

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

Such forward-looking statements reflect our current views and expectations based largely on information currently available to our management, and on our current expectations, assumptions, plans, estimates, judgments, and projections about our business and our industry, and they involve inherent risks and uncertainties. Although the Company believes that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, the Company cannot give you any assurance that its expectations will in fact occur or that its estimates or assumptions will be correct. The Company cautions you that actual results could differ materially from those expressed or implied by such forward-looking statements as a result of, among other factors, the factors referenced in this report under Item 1A. "Risk Factors changes in interest rates and real estate values; competitive pressures from other financial institutions; the effects of a deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes that adversely affect borrowers' ability to service and repay our loans; changes in loan defaults and charge-off rates; changes in the value of securities and other assets, adequacy of loan loss reserves, or deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; the risk that we may not be successful in the implementation of our business strategy; the risk that intangibles recorded in the Company's financial statements will become impaired; and changes in assumptions used in making such forward-looking statements. These forward-looking statements speak only as of the date of this report and the Company does not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

As of June 30, 2017, the Company, on a consolidated basis, had total assets of $1.1 billion, total deposits of $889.9 million, and shareholders' equity of $122.8 million. We gather retail deposits through the Community Banking Division's ten full-service branches in Maine and through its online deposit program, ableBanking; originate loans through the Community Banking Division; purchase and originate commercial loans on a nationwide basis through the Bank’s Loan Acquisition and Servicing Group ("LASG"); and originate Small Business Administration and United States Department of Agriculture (“SBA”) loans on a nationwide basis through the Bank’s national SBA group ("SBA Division").

Unless the context otherwise requires, references herein to the Company include the Company and its subsidiary on a consolidated basis.

Strategy

The Company's goal is to prudently grow its franchise, while maintaining sound operations and risk management, by means of the following strategies:

Continuing to grow the LASG’s national originated and purchased loan business. We purchase commercial real estate loans nationally, at prices that on average have produced yields significantly higher than those available on our originated loan portfolio. We also originate loans nationally, taking advantage of our core expertise in underwriting and servicing national credits.

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

Market Area and Competition

The LASG and SBA Division activities are nationwide. The LASG competes primarily with community banks, regional banks and private equity funds operating nationwide in its bid to acquire commercial loans. We believe that we often have a competitive advantage in bidding against private equity funds on performing loans because those funds generally have higher funding costs and, therefore, higher expectations for return on investment than we do. Furthermore, private equity funds typically do not compete for small balance commercial loans and typically pursue larger, bulk transactions. Due to improving credit quality over the past several years and the low interest rate environment, the supply of loans available for purchase has declined, competition has increased, and spreads have tightened. Despite these trends, we believe that the LASG continues to have a competitive advantage in bidding against other banks because we have a specialized group with experience in purchasing commercial real estate loans. Additionally, most banks we compete against are community banks looking to acquire loans in their market; these banks usually have specific criteria for their acquisition activities and do not pursue pools with collateral or geographic diversity.

The SBA Division competes primarily with community banks, regional banks, national/global banks, and non-bank licensed lenders on a nationwide basis. Capitalizing on our LASG origination loan infrastructure, the SBA Division is in a position to review and act quickly on a variety of lending opportunities. Risk management, approvals, underwriting and other due diligence for these loans is similar to that for the LASG loans. We believe that the SBA Division has an advantage in originating commercial loans because of its ability to utilize in-house staff to quickly and accurately screen loan opportunities, which accelerates the underwriting process.

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

Lending Activities

General

We conduct our loan-related activities through three primary channels: the LASG, the SBA Division, and the Community Banking Division. The LASG purchases primarily performing commercial real estate loans, on a nationwide basis, typically at a discount from their outstanding principal balances, producing yields higher than those normally achieved on the Company's originated loan portfolio. The LASG also originates commercial real estate and commercial and industrial loans on a nationwide basis. The SBA Division originates loans to small businesses, primarily through the SBA 7(a) program, which provides the partial guarantee of the SBA. The Community Banking Division originates loans directly to consumers and businesses located in its market area. At June 30, 2017, our total loan portfolio (excluding loans held for sale) was $779.2 million, of which $576.9 million, or 74.0%, was purchased or originated by the LASG, $53.0 million, or 6.8%, was originated by the SBA Division, and $149.3 million, or 19.2%, was originated by the Community Banking Division.

The following table sets forth certain information concerning our portfolio loan purchases and originations for the periods indicated (including loans held for sale):

	Year Ended June 30,
	2017	2016
	(Dollars in thousands)
Loans, including loans held for sale, beginning of year	$699,955	$621,172
Additions:
LASG Purchases and Originations:
Originations	237,691	110,578
Purchases	112,807	99,999
Subtotal	350,498	210,577
SBA Division Originations	81,996	54,469
Community Bank Originations:
Residential mortgages held for sale	72,571	90,011
Residential mortgage held to maturity	3,785	3,828
Home equity	201	765
Commercial real estate	6,565	15,029
Commercial and industrial	980	6,973
Consumer	145	185
Subtotal	84,247	116,791
Total originations and purchases	516,741	381,837
Reductions:
Sales of residential loans held for sale	(74,662)	(89,901)
Sales of portfolio loans	(72,052)	(39,081)
Charge-offs	(387)	(1,265)
Pay-downs and amortization, net	(285,701)	(172,807)
Total reductions	(432,802)	(303,054)
Loans, including loans held for sale, end of year	$783,894	$699,955
Annual percentage increase in loans	11.99%	12.68%

We individually underwrite all loans that we originate and purchase. Our loan underwriting policies are reviewed and approved annually by our Board of Directors. Each loan, regardless of whether it is originated or purchased, must meet underwriting criteria set forth in our lending policies and the requirements of applicable federal and state regulations. All loans are subject to approval procedures and amount limitations, and the Board approves loan relationships exceeding certain prescribed dollar limits. Our policies are reviewed and approved at least annually by our Board of Directors. We supplement our own supervision of the loan underwriting and approval process with periodic loan audits by internal personnel and outside professionals experienced in loan review. As of June 30, 2017, the Bank’s legal lending limit was $28.5 million.

We typically retain servicing rights for all loans that we originate or purchase, except for residential loans that we originate and sell servicing released in the secondary market.

LASG Purchases and Originations

General. Loans originated or purchased by the LASG were $576.9 million as of June 30, 2017, which consisted of $415.3 million of commercial real estate loans, $156.0 million of commercial and industrial loans, and $5.6 million of one- to four-family residential loans. The following table summarizes the LASG loan portfolio as of June 30, 2017:

	Purchased	Originated	Total
	(Dollars in thousands)
Non-owner occupied commercial real estate	$134,970	$90,154	$225,124
Owner occupied commercial real estate	106,754	83,446	190,200
Commercial and industrial	1,186	154,823	156,009
1-4 family residential	3,478	2,092	5,570
Total	$246,388	$330,515	$576,903

Since the inception of the LASG through June 30, 2017, we have purchased loans with an aggregate investment of $599 million, of which $112.8 million was purchased during fiscal 2017. We have also originated LASG loans totaling $584 million, of which $237.7 million was originated in fiscal 2017. As of June 30, 2017, the unpaid principal balance of loans purchased or originated by the LASG ranged from $1 thousand to $12.0 million and have an average balance of $746 thousand. The real estate loans were secured principally by retail, industrial, hospitality, multi-family and office properties in 39 states.

The following table shows the LASG loan portfolio stratified by book value as of June 30, 2017, excluding deferred fees and costs:

Range	Amount	Percent of Total
(Dollars in thousands)
$0 - $500	$76,385	13.27%
$500 - $1,000	81,906	14.23%
$1,000 - $2,000	144,831	25.17%
$2,000 - $3,000	95,318	16.57%
$3,000 - $4,000	47,728	8.29%
Greater than $4,000	129,245	22.47%
Total	$575,413	100.00%

The following tables show the LASG loan portfolio by location and type of collateral as of June 30, 2017, excluding deferred fees and costs:

Collateral Type	Amount	Percent of Total	State	Amount	Percent of Total
	(Dollars in thousands)			(Dollars in thousands)
Multifamily	$65,454	11.38%	CA	$107,059	18.61%
Office	63,986	11.12%	NY	134,384	23.35%
Hospitality	43,389	7.54%	NJ	34,539	6.00%
Retail	119,299	20.73%	IL	31,695	5.51%
Industrial	69,545	12.09%	AZ	20,509	3.56%
Other real estate	26,336	4.58%	TX	20,196	3.51%
All other	187,404	32.56%	Non-real estate	84,626	14.71%
Total	$575,413	100.00%	All other states	142,405	24.75%
			Total	$575,413	100.00%

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

At June 30, 2017, purchased loans had an unpaid principal balance of $279.9 million and a book value of $246.4 million, representing a total discount of 12.0%.

The following table shows the purchased loan portfolio as of June 30, 2017 by original purchase price percentage:

Initial Investment as a % of
Unpaid Principal Balance	Amount	Percent of Total
	(Dollars in thousands)
0% - 60%	$7,157	2.90%
60% - 70%	6,803	2.76%
70% - 80%	22,943	9.31%
80% - 90%	74,566	30.26%
>90%	134,919	54.77%
Total	$246,388	100.00%

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

Underwriting of Purchased Loans. We review many loan purchase opportunities and commence underwriting on a relatively small percentage of loans. Purchased loans are underwritten by a team of in-house, seasoned analysts before being considered for approval. Prior to commencing underwriting, loans are analyzed for performance characteristics, loan terms, collateral quality, and price expectations. We also consider whether the loans would make our total purchased loan portfolio more or less diverse with respect to geography, loan type and collateral type. The opportunity is underwritten once it has been identified as fitting our investment parameters. While the extent of underwriting may vary based on investment size, procedures generally include the following:

•	A loan analyst reviews and analyzes the seller credit file and our own internal and third party research in order to assess credit risk;

•	With the assistance of local counsel, where appropriate, an in-house attorney makes a determination regarding the quality of loan documentation and enforceability of loan terms;

•

An in-house real estate specialist performs real estate collateral evaluations, which includes conducting original market research for trends and sale and lease comparables, and develops a valuation based on current data reflecting what we believe are recent trends;

•	An environmental assessment is performed on real estate collateral where appropriate;

•

A property inspection is generally performed on all real estate collateral securing a loan, focusing on several characteristics, including, among other things, the physical quality of the property, current occupancy, general quality and occupancy within the neighborhood, market position and nearby property listings; and

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

The following table summarizes the SBA Division loan portfolio as of June 30, 2017:

SBA Division
(Dollars in thousands)
Non-owner occupied commercial real estate	$23,720
Owner occupied commercial real estate	21,820
Commercial and industrial	7,296
1-4 family residential	129
Total	$52,965

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

In addition to the loans held in the SBA Division loan portfolio, as of June 30, 2017, $191 thousand in the loans held for sale portfolio were attributable to the SBA Division, consisting of the guaranteed portion of the SBA Division loans that we expect to sell in the secondary market.

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

•

Residential Mortgage Loans. We originate residential mortgage loans secured by one- to four-family properties throughout Maine, southern New Hampshire, and Massachusetts. Such loans may be originated for sale in the secondary market or to be held on the Bank's balance sheet. We also offer home equity loans and home equity lines of credit, which are secured by first or second mortgages on one- to four-family owner-occupied properties and which are held on our balance sheet. At June 30, 2017, portfolio residential loans totaled $95.5 million, or 12.3% of total loans. Of the residential loans we held for investment at June 30, 2017, approximately 55.4% were adjustable rate. Included in residential loans are home equity lines of credit and other second mortgage loans aggregating approximately $14.0 million.

•

Commercial Real Estate Loans. We originate multi-family and other commercial real estate loans secured by property located primarily in the Community Banking Division's market area. At June 30, 2017, commercial real estate loans outstanding were $37.1 million, or 4.8% of total loans. Although the largest commercial real estate loan originated by the Community Banking Division had a principal balance of $1.8 million at June 30, 2017, the majority of the commercial real estate loans originated by the Community Banking Division had principal balances less than $500 thousand.

•

Commercial and industrial Loans. We originate commercial and industrial loans, including term loans, lines of credit and equipment and receivables financing to businesses located primarily in the Community Banking Division's market area. At June 30, 2017, commercial and industrial loans outstanding were $12.4 million, or 1.6% of total loans. At June 30, 2017, there were 105 commercial and industrial loans outstanding with an average principal balance of $118 thousand. The largest of these commercial and industrial loans had a principal balance of $1.9 million at June 30, 2017.

•	Consumer Loans. We originate, on a direct basis, automobile, boat and recreational vehicle loans. At June 30, 2017, consumer loans outstanding were $4.4 million, or 0.6% of total loans.

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

Deposits

We offer a full line of deposit products to customers in western and south-central Maine through our ten-branch network. Our deposit products consist of demand deposit, NOW, money market, savings and certificate of deposit accounts. Our customers access their funds through ATMs, MasterCard® Debit Cards, Automated Clearing House funds (electronic transfers) and checks. We also offer telephone banking, online banking and bill payment, mobile banking and remote deposit capture services. Interest rates on our deposits are based upon factors that include prevailing loan demand, deposit maturities, alternative costs of funds, interest rates offered by competing financial institutions and other financial service firms, and general economic conditions. At June 30, 2017, we had core deposits of $889.9 million, representing 100% of total deposits. We define core deposits as non-maturity deposits and non-brokered insured time deposits.

Our online deposit program, ableBanking, provides an additional channel through which to obtain core deposits to support our growth. ableBanking, which was launched in late fiscal 2012 as a division of Northeast Bank, had $178.2 million in money market and time deposits as of June 30, 2017. We also use deposit listing services to gather deposits from time to time, in support of our liquidity and asset/liability management objectives. At June 30, 2017, listing service deposits totaled $197.4 million, bearing a weighted average remaining term of 0.83 years.

Borrowings

While we currently consider core deposits (defined as non-maturity deposits and non-brokered insured time deposits) as our primary source of funding to support asset growth, advances from the FHLBB and other sources of wholesale funding remain an important part of our liquidity contingency planning. Northeast Bank may borrow up to 50% of its total assets from the FHLBB, and borrowings are typically collateralized by mortgage loans and securities pledged to the FHLBB. At June 30, 2017, we had $67.9 million of available borrowing capacity based on collateral. Northeast Bank can also borrow from the Federal Reserve Bank of Boston, with any such borrowing collateralized by consumer loans pledged to the Federal Reserve.

For the foreseeable future, we expect to rely less on borrowings than other banks of similar size, because of our regulatory commitment to fund 100% of our loans with core deposits, although the availability of FHLBB and Federal Reserve Bank of Boston advances and other sources of wholesale funding remain an important part of our liquidity contingency planning.

Employees

As of June 30, 2017, the Company employed 177 full-time and 18 part-time employees. The Company's employees are not represented by any collective bargaining unit. The Company believes that its relations with its employees are good.

Other Subsidiaries

As of June 30, 2017, the Bank had five wholly-owned non-bank subsidiaries:

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

Supervision and Regulation

General

The following discussion addresses elements of the regulatory framework applicable to bank holding companies and their subsidiaries. This regulatory framework is intended primarily to protect the safety and soundness of depository institutions, the federal deposit insurance system, and depositors, rather than the shareholders of a bank holding company such as the Company. This summary is not a comprehensive analysis of all applicable laws, and is qualified by reference to the applicable statutes and regulations.

Regulation of the Company

As a bank holding company, the Company is subject to regulation, supervision and examination by the Federal Reserve, which has the authority, among other things, to order bank holding companies to cease and desist from unsafe or unsound banking practices; to assess civil money penalties; and to order termination of non-banking activities or termination of ownership and control of a non-banking subsidiary by a bank holding company.

Source of Strength. Under the Bank Holding Company Act of 1956 (the “BHCA”), as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Company is required to serve as a source of financial strength for the Bank in the event of the financial distress of the Bank. This provision codifies the longstanding policy of the Federal Reserve. In addition, any capital loans by a bank holding company to any of its bank subsidiaries are subordinate to the payment of deposits and to certain other indebtedness. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Acquisitions and Activities. The BHCA prohibits a bank holding company, without prior approval of the Federal Reserve, from acquiring all or substantially all the assets of a bank; acquiring control of a bank; merging or consolidating with another bank holding company; or acquiring direct or indirect ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, the acquiring bank holding company would control more than 5% of any class of the voting shares of such other bank or bank holding company.

The BHCA also prohibits a bank holding company from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks. However, a bank holding company may engage in and may own shares of companies engaged in certain activities that the Federal Reserve has determined to be closely related to banking or managing and controlling banks as to be a proper incident thereto.

Limitations on Acquisitions of Company Common Stock. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting securities of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, would constitute the acquisition of control of a bank holding company.

In addition, the BHCA prohibits any company from acquiring control of a bank or bank holding company without first having obtained the approval of the Federal Reserve. Among other circumstances, under the BHCA, a company has control of a bank or bank holding company if the company owns, controls or holds with power to vote 25% or more of a class of voting securities of the bank or bank holding company; controls in any manner the election of a majority of directors or trustees of the bank or bank holding company; or the Federal Reserve has determined, after notice and opportunity for hearing, that the company has the power to exercise a controlling influence over the management or policies of the bank or bank holding company.

Regulation of the Bank

As a Maine-chartered bank, the Bank is subject to supervision, regulation and examination by the Maine Bureau of Financial Institutions (the “Bureau”) and the Federal Deposit Insurance Corporation (the “FDIC”). The Federal Reserve may directly examine the subsidiaries of the Company, including the Bank. The enforcement powers available to federal and state banking regulators include, among other things, the ability to issue cease and desist or removal orders, to terminate insurance of deposits, to assess civil money penalties, to issue directives to increase capital, to place the bank into receivership, and to initiate injunctive actions against banking organizations and institution-affiliated parties.

Deposit Insurance. The deposit obligations of the Bank are insured up to applicable limits by the FDIC’s Deposit Insurance Fund (“DIF”) and are subject to deposit insurance assessments to maintain the DIF. The Dodd-Frank Act permanently increased the FDIC deposit insurance limit to $250,000 per depositor for deposits maintained in the same right and capacity at a particular insured depository institution. On March 15, 2016, the FDIC’s Board of Directors approved a final rule to increase the DIF’s reserve ratio to the statutorily required minimum ratio of 1.35% of estimated insured deposits. Small banks, which are generally those banks with under $10 billion in assets, will receive credits to offset the portion of their assessments that help to raise the reserve ratio from 1.15 percent to 1.35 percent. After the reserve ratio reaches 1.38 percent, the FDIC will automatically apply a small bank’s credits to reduce its regular assessment up to the entire amount of the assessment.

Deposit insurance assessments are based on assets. To determine its deposit insurance assessment, the Bank computes the base amount of its average consolidated assets less its average tangible equity (defined as the amount of Tier 1 capital) and the applicable assessment rate. On April 26, 2016, the FDIC’s Board of Directors adopted a final rule that changed the manner in which deposit insurance assessment rates are calculated for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years. Under the final rule, beginning the first assessment period after June 30, 2016, assessments for established small banks with a CAMELS rating of 1 or 2 will range from 1.5 to 16 basis points, after adjustments, while assessment rates for established small institutions with a CAMELS composite rating of 4 or 5 may range from 11 to 30 basis points, after adjustments. Assessments for established banks with a CAMELS rating of 3 will range from 3 to 30 basis points.

The FDIC has the power to adjust deposit insurance assessment rates at any time. In addition, under the Federal Deposit Insurance Act (the “FDIA”), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices; is in an unsafe or unsound condition to continue operations; or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. For the year ended June 30, 2017, the FDIC insurance expense for the Bank was $303 thousand.

Acquisitions and Branching. Prior approval from the Bureau and the FDIC is required in order for the Bank to acquire another bank or establish a new branch office. Well capitalized and well managed banks may acquire other banks in any state, subject to certain deposit concentration limits and other conditions, pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended by the Dodd-Frank Act. In addition, the Dodd-Frank Act authorizes a state-chartered bank, such as the Bank, to establish new branches on an interstate basis to the same extent a bank chartered by the host state may establish branches.

Activities and Investments of Insured State-Chartered Banks. Section 24 of the FDIA generally limits the types of equity investment an FDIC-insured state-chartered bank, such as the Bank, may make and the kinds of activities in which such a bank may engage, as a principal, to those that are permissible for national banks. Further, the Gramm-Leach-Bliley Act of 1999 (“GLBA”) permits national banks and state banks, to the extent permitted under state law, to engage—via financial subsidiaries—in certain activities that are permissible for subsidiaries of a financial holding company. In order to form a financial subsidiary, a state-chartered bank must be well capitalized, and such banks would be subject to certain capital deduction, risk management and affiliate transaction rules, among other things.

Lending Restrictions. Federal law limits a bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. The terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital. The Dodd-Frank Act explicitly provides that an extension of credit to an insider includes credit exposure arising from a derivatives transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction or securities borrowing transaction. Additionally, the Dodd-Frank Act requires that asset sale transactions with insiders must be on market terms, and if the transaction represents more than 10% of the capital and surplus of the Bank, approved by a majority of the disinterested directors of the Bank.

Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” Depository institutions that have brokered deposits in excess of 10% of total assets will be subject to increased FDIC deposit insurance assessments. However, for institutions that are well capitalized and have a CAMELS composite rating of 1 or 2, reciprocal deposits are deducted from brokered deposits.

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires the FDIC to evaluate the Bank’s performance in helping to meet the credit needs of the entire communities it serves, including low and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The FDIC’s CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs, and other offices. The Bank’s most recent performance evaluation from the FDIC was a “satisfactory” rating.

Capital Adequacy and Safety and Soundness

Regulatory Capital Requirements. The Federal Reserve and the FDIC have issued substantially similar risk-based and leverage capital rules applicable to U.S. banking organizations such as the Company and the Bank. These rules are intended to reflect the relationship between the banking organization’s capital and the degree of risk associated with its operations based on transactions recorded on-balance sheet as well as off-balance sheet. The Federal Reserve and the FDIC may from time to time require that a banking organization maintain capital above the minimum levels discussed below, due to the banking organization’s financial condition or actual or anticipated growth.

The capital adequacy rules define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain. Common equity Tier 1 capital for banks and bank holding companies consists of common shareholders’ equity and related surplus. Tier 1 capital for banks and bank holding companies generally consists of the sum of common shareholders’ equity, non-cumulative perpetual preferred stock, and related surplus and, in certain cases and subject to limitations, minority interest in consolidated subsidiaries, less goodwill, other non-qualifying intangible assets and certain other deductions. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, cumulative perpetual preferred stock, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, allowances for loan losses. The sum of Tier 1 and Tier 2 capital less certain required deductions represents qualifying total capital. Prior to the effectiveness of certain provisions of the Dodd-Frank Act, bank holding companies were permitted to include trust preferred securities and cumulative perpetual preferred stock in Tier 1 capital, subject to limitations. However, the Federal Reserve’s capital rule applicable to bank holding companies permanently grandfathers nonqualifying capital instruments, including trust preferred securities, issued before May 19, 2010 by depository institution holding companies with less than $15 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier 1 capital. In addition, under rules that became effective January 1, 2016, accumulated other comprehensive income (positive or negative) must be reflected in Tier 1 capital; however, the Company was permitted to make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. The Company has made this election.

Under the Federal Reserve’s capital rules applicable to the Company and the FDIC’s capital rules applicable to the Bank, the Company and the Bank are each required to maintain a minimum common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a minimum total Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8% and a minimum leverage ratio of 4%. Additionally, subject to a transition schedule, these rules require an institution to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases.

Under the FDIC’s rules, an FDIC supervised institution, such as the Bank, is considered “well capitalized” if it (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) a common Tier 1 equity ratio of at least 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

Generally, a bank, upon being notified that it is not adequately capitalized (i.e., that it is “undercapitalized”), becomes subject to the prompt corrective action provisions of Section 38 of the FDIA that, for example, (i) restrict payment of capital distributions and management fees, (ii) require that the Federal Reserve monitor the condition of the institution and its efforts to restore its capital, (iii) require submission of a capital restoration plan, (iv) restrict the growth of the institution’s assets and (v) require prior regulatory approval of certain expansion proposals. A bank that is required to submit a capital restoration plan must concurrently submit a performance guarantee by each company that controls the bank. A bank that is “critically undercapitalized” (i.e., has a ratio of tangible equity to total assets that is equal to or less than 2.0%) will be subject to further restrictions, and generally will be placed in conservatorship or receivership within 90 days.

The Bank is currently considered “well capitalized” under all regulatory definitions. Current capital rules do not establish standards for determining whether a bank holding company is well capitalized. However, for purposes of processing regulatory applications and notices, the Federal Reserve Board’s Regulation Y provides that a bank holding company is considered “well capitalized” if (i) on a consolidated basis, the bank holding company maintains a total risk-based capital ratio of 10% or greater; (ii) on a consolidated basis, the bank holding company maintains a tier 1 risk-based capital ratio of 6% or greater; and (iii) the bank holding company is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Board to meet and maintain a specific capital level for any capital measure.

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

Restrictions on Bank Holding Company Dividends. It is the policy of the Federal Reserve that a bank holding company should eliminate, defer or significantly reduce dividends if the organization’s net income available to shareholders for the past four quarters is not sufficient to fully fund the dividends, the prospective rate of earnings retention is not consistent with the organization’s capital needs, asset quality and overall financial condition, or the bank holding company will not meet or is in danger of not meeting its minimum regulatory capital adequacy ratios. The Federal Reserve has the authority to prohibit a bank holding company, such as the Company, from paying dividends if it deems such payment to be an unsafe or unsound practice.

Restrictions on Bank Dividends. The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. Maine law requires the approval of the Bureau for any dividend that would reduce a bank’s capital below prescribed limits.

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

Mortgage Reform. The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan. The Dodd-Frank Act also allows borrowers to assert violations of certain provisions of the Truth-in-Lending Act as a defense to foreclosure proceedings. Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement and for negative amortization loans and hybrid adjustable rate mortgages. Additionally, the Dodd-Frank Act prohibits mortgage originators from receiving compensation based on the terms of residential mortgage loans and generally limits the ability of a mortgage originator to be compensated by others if compensation is received from a consumer.

Privacy and Customer Information Security. GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the Bank must provide its customers with an annual disclosure that explains its policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required or permitted by law, the Bank is prohibited from disclosing such information except as provided in such policies and procedures. However, as a result of amendments made by the Fixing America’s Surface Transportation Act, a financial institution is not required to send an annual privacy notice if the institution only discloses nonpublic personal information in accordance with certain exceptions from GLBA that do not require an opt-out to be provided and if the institution has not changed its policies and practices since the most recent privacy disclosure provided to consumers. GLBA also requires that the Bank develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Bank is also required to send a notice to customers whose “sensitive information” has been compromised if unauthorized use of this information has occurred or is “reasonably possible.” Most states, including Maine, have enacted legislation concerning breaches of data security and the duties of the Bank in response to a data breach. Congress continues to consider federal legislation that would require consumer notice of data security breaches. Pursuant to the FACT Act, the Bank must also develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

Anti-Money Laundering

The Bank Secrecy Act. Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the United States Treasury any cash transactions involving more than $10,000. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), which amended the BSA, is designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system. The USA PATRIOT Act has significant implications for financial institutions and businesses of other types involved in the transfer of money. The USA PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as the Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application under Section 3 of the BHCA to acquire a bank or an application under the Bank Merger Act to merge banks or affect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target.

OFAC. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons); and (iii) restrictions on transactions with or involving certain persons or entities. Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all other information in this report, including our consolidated financial statements and related notes, before investing in our common stock. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be impaired. In that event, the market price for our common stock could decline and you may lose your investment. Certain statements below are forward-looking statements. See "A Note About Forward-Looking Statements."

Risks Associated With Our Business

We are subject to regulatory conditions that could constrain our ability to grow our business.

In conjunction with the regulatory approvals received for the merger with FHB Formation LLC, we committed to maintain a Tier 1 leverage ratio of at least 10%, maintain a total capital ratio of at least 15%, fund 100% of our loans with core deposits, limit purchased loans to 40% of total loans and hold non-owner occupied commercial real estate loans to within 300% of total capital. Core deposits, for purposes of this commitment, are defined as non-brokered non-maturity deposits and non-brokered insured time deposits. At June 30, 2017, the ratio of our purchased loans to total loans was 31.4%. Our continued ability to purchase loans will be dependent on our ability to maintain the growth of our originated loan portfolio. To the extent that our ability to originate loans is constrained by market forces or for any other reason, our ability to execute our loan acquisition strategy would be similarly constrained.

A significant portion of loans held in our loan portfolio were originated by third parties, and such loans may not have been subject to the same level of due diligence that the Bank would have conducted had it originated the loans.

At June 30, 2017, 31.4% of the loans held in our loan portfolio were originated by third parties, and therefore may not have been subject to the same level of due diligence that the Bank would have conducted had it originated the loans. Although the LASG conducts a comprehensive review of all loans that it purchases, loans originated by third parties may lack current financial information and may have incomplete legal documentation and outdated appraisals. As a result, the LASG may not have information with respect to an acquired loan which, if known at the time of acquisition, would have caused it to reduce its bid price or not bid for the loan at all. This may adversely affect our yield on loans or cause us to increase our provision for loan losses.

Our experience with loans held in our loan portfolio that were originated by third parties is limited.

At June 30, 2017, the 31.4% of the loans held in our loan portfolio that were originated by third parties had been held by us for approximately 1.8 years, calculated on a weighted average basis. Consequently, we have had only a relatively short period of time to evaluate the performance of those loans and the price at which we purchased them. Further experience with these loans may provide us with information that could cause us to increase our provision for loan losses.

Our loan portfolio includes commercial real estate and commercial and industrial loans, which are generally riskier than other types of loans.

At June 30, 2017, our commercial real estate mortgage and commercial and industrial loan portfolios comprised 86.5% of total loans. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. These loans, and purchased loans in particular, may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions and prevailing interest rates. Repayment of these loans is generally more dependent on the economy and the successful operation of a business. Because of the risks associated with commercial loans, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.

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

The performance of our securities portfolio in difficult market conditions could have adverse effects on our results of operations.

We maintain a diversified securities portfolio, which includes obligations of U.S. government agencies and government-sponsored enterprises, including mortgage-backed securities. Under applicable accounting standards, we are required to review our securities portfolio periodically for the presence of other-than-temporary impairment, taking into consideration current market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, our ability and intent to hold securities until a recovery of fair value, as well as other factors. Adverse developments with respect to one or more of the foregoing factors may require us to deem particular securities to be other-than-temporarily impaired, with the credit related portion of the reduction in the value recognized as a charge to the results of operations in the period in which the impairment occurs. Market volatility may make it difficult to value certain securities. Subsequent valuations, in light of factors prevailing at that time, may result in significant changes in the values of these securities in future periods. Any of these factors could require us to recognize further impairments in the value of our securities portfolio, which may have an adverse effect on our results of operations in future periods.

Loss of deposits or a change in deposit mix could increase our cost of funding.

Deposits are a low cost and stable source of funding. We compete with banks and other financial institutions for deposits. Funding costs may increase if we lose deposits and are forced to replace them with more expensive sources of funding, if clients shift their deposits into higher cost products or if we need to raise interest rates to avoid losing deposits. Higher funding costs reduce our net interest margin, net interest income and net income.

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

We face continuing and growing security risks to our information base, including the information we maintain relating to our customers.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our business and to store sensitive data, including financial information regarding customers. Our electronic communications and information systems infrastructure could be susceptible to cyberattacks, hacking, identity theft or terrorist activity. We have implemented and regularly review and update extensive systems of internal controls and procedures as well as corporate governance policies and procedures intended to protect our business operations, including the security and privacy of all confidential customer information. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. No matter how well designed or implemented our controls are, we cannot provide an absolute guarantee to protect our business operations from every type of problem in every situation. A failure or circumvention of these controls could have a material adverse effect on our business operations and financial condition.

We regularly assess and test our security systems and disaster preparedness, including back-up systems, but the risks are substantially escalating. As a result, cybersecurity and the continued enhancement of our controls and processes to protect our systems, data and networks from attacks, unauthorized access or significant damage remain a priority. Accordingly, we may be required to expend additional resources to enhance our protective measures or to investigate and remediate any information security vulnerabilities or exposures. Any breach of our system security could result in disruption of our operations, unauthorized access to confidential customer information, significant regulatory costs, litigation exposure and other possible damages, loss or liability. Such costs or losses could exceed the amount of available insurance coverage, if any, and would adversely affect our earnings. Also, any failure to prevent a security breach or to quickly and effectively deal with such a breach could negatively impact customer confidence, damaging our reputation and undermining our ability to attract and keep customers.

We may not be able to successfully implement future information technology system enhancements, which could adversely affect our business operations and profitability.

We invest significant resources in information technology system enhancements in order to provide functionality and security at an appropriate level. We may not be able to successfully implement and integrate future system enhancements, which could adversely impact the ability to provide timely and accurate financial information in compliance with legal and regulatory requirements, which could result in sanctions from regulatory authorities. Such sanctions could include fines and suspension of trading in our stock, among others. In addition, future system enhancements could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations.

 Failure to properly utilize system enhancements that are implemented in the future could result in impairment charges that adversely impact our financial condition and results of operations and could result in significant costs to remediate or replace the defective components. In addition, we may incur significant training, licensing, maintenance, consulting and amortization expenses during and after systems implementations, and any such costs may continue for an extended period of time.

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

We are dependent on our reputation within our market area, as a trusted and responsible financial company, for all aspects of our relationships with customers, employees, vendors, third-party service providers, and others, with whom we conduct business or potential future business. Our ability to attract and retain customers and employees could be adversely affected if our reputation is damaged. Our actual or perceived failure to address various issues, including our ability to (a) identify and address potential conflicts of interest, ethical issues, money-laundering, or privacy issues; (b) meet legal and regulatory requirements applicable to the Bank and to the Company; (c) maintain the privacy of customer and accompanying personal information; (d) maintain adequate record keeping; (e) engage in proper sales and trading practices; and (f) identify the legal, reputational, credit, liquidity and market risks inherent in our products, could give rise to reputational risk that could cause harm to us and our business prospects. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions and legal risks, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses. Furthermore, any damage to our reputation could affect our ability to retain and develop the business relationships necessary to conduct business, which in turn could negatively impact our financial condition, results of operations, and the market price of our common stock.

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

As a bank holding company, we are required by regulatory authorities to maintain adequate levels of capital to support our operations. In addition, in conjunction with the regulatory approvals received for the merger with FHB Formation LLC, we committed to maintain a Tier 1 leverage ratio of at least 10% and a total capital ratio of at least 15%. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to support our operations or our growth. Our ability to raise additional capital will depend, in part, on conditions in the capital markets at that time, which are outside of our control, and our financial performance. Accordingly, we may be unable to raise additional capital, if and when needed, on acceptable terms, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, investors' interests could be diluted. Our failure to meet any applicable regulatory guideline related to our lending activities or any capital requirement otherwise imposed upon us or to satisfy any other regulatory requirement could subject us to certain activity restrictions or to a variety of enforcement remedies available to the regulatory authorities, including limitations on our ability to pay dividends or pursue acquisitions, the issuance by regulatory authorities of a capital directive to increase capital and the termination of deposit insurance by the FDIC.

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

Weakness or deterioration in economic conditions, both in our market area and more generally, could adversely affect our financial condition and results of operations.

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where we operate and in the United States as a whole. Our Community Banking Division primarily serves individuals and businesses located in western and south-central Maine. As a result, a significant portion of our earnings are closely tied to the economy of Maine. In addition, our loan portfolio includes commercial loans acquired or originated by the LASG and the SBA Division that are secured by assets located nationwide. Deterioration in the economic conditions of the Community Banking Division's market area in western and south-central Maine, and deterioration of the economy nationally could result in the following consequences:

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

We are subject to claims and litigation.

From time to time, customers, vendors or other parties may make claims and take legal action against us. We maintain reserves for certain claims when deemed appropriate based upon our assessment that a loss is probable, estimable, and consistent with applicable accounting guidance. At any given time we have a variety of legal actions asserted against us in various stages of litigation. Resolution of a legal action can often take years. We are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business, including, among other things, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. The number and risk of these investigations and proceedings has increased in recent years with regard to many firms in the financial services industry due to legal changes to the consumer protection laws provided for by the Dodd-Frank Act. There have also been a number of highly publicized legal claims against financial institutions involving fraud or misconduct by employees, and we run the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases.

Risks Associated With the Industry

Competition in the financial services industry is intense and could result in us losing business or experiencing reduced margins.

We compete with community, regional, national and global banks, non-bank licensed lenders and private equity funds in purchasing or originating loans, attracting deposits, and selling other customer products and services. Many of our primary competitors there have substantially greater resources, larger established customer bases, higher lending limits, extensive branch networks, numerous ATMs and greater advertising and marketing budgets. They may also offer services that we do not currently provide. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can. Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automated transfer and automatic payment systems. Our long-term success depends on the ability of the Bank to compete successfully with other financial institutions in the Bank’s service areas.

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

We are subject to regulation and supervision by the Federal Reserve, and our banking subsidiary, Northeast Bank, is subject to regulation and supervision by the FDIC and the Maine Bureau of Financial Institutions. Federal and state laws and regulations govern numerous matters, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. The Federal Reserve, the FDIC and the Maine Bureau of Financial Institutions have the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we and the Bank may conduct business and obtain financing.

Because our business is highly regulated, the laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. Such changes may, among other things, increase the cost of doing business, limit permissible activities, or affect the competitive balance between banks and other financial institutions. Failure to comply with laws, regulations, or policies could result in enforcement and other legal actions by federal and state authorities, including criminal and civil penalties, the loss of FDIC insurance, revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. See "Supervision and Regulation" in Item 1, "Business."

We are subject to capital and liquidity standards that require banks and bank holding companies to maintain more and higher quality capital and greater liquidity than has historically been the case.

We became subject to new capital requirements in 2015. These new standards, which now apply and will be fully phased-in over the next several years, force bank holding companies and their bank subsidiaries to maintain substantially higher levels of capital as a percentage of their assets, with a greater emphasis on common equity as opposed to other components of capital. The need to maintain more and higher quality capital, as well as greater liquidity, and generally increased regulatory scrutiny with respect to capital levels, may at some point limit our business activities, including lending, and our ability to expand. It could also result in our being required to take steps to increase our regulatory capital and may dilute shareholder value or limit our ability to pay dividends or otherwise return capital to our investors through stock repurchases. Pursuant to the Dodd-Frank Act, we were permitted to make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. We made this election.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose community investment and nondiscriminatory lending requirements on financial institutions. The Consumer Financial Protection Bureau, the Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act or other fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions, restrictions on expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

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

The FDIC insures deposits at FDIC-insured depository institutions, such as the Bank, up to applicable limits. As a result of recent economic conditions and the enactment of the Dodd-Frank Act, the FDIC has increased deposit insurance assessment rates. If these increases are insufficient for the deposit insurance fund of the FDIC to meet its funding requirements, there may need to be further special assessments or increases in deposit insurance premiums. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there is an increase in bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect results of operations, including by reducing our profitability or limiting our ability to pursue certain business opportunities.

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

The price of our common stock can fluctuate widely in response to a variety of factors. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly. Some of the factors that could cause fluctuations or declines in the price of our common stock include, but are not limited to, actual or anticipated variations in reported operating results, recommendations by securities analysts, the level of trading activity in our common stock, new services or delivery systems offered by competitors, business combinations involving our competitors, operating and stock price performance of companies that investors deem to be comparable to the Bank, news reports relating to trends or developments in the credit, mortgage and housing markets as well as the financial services industry, and changes in government regulations.

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

As of June 30, 2017, we had outstanding $16.5 million in aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by affiliates of ours that are statutory business trusts. We have also guaranteed those trust preferred securities. The indenture under which the junior subordinated debt securities were issued, together with the guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock at any time when (i) there shall have occurred and be continuing an event of default under the indenture; (ii) we are in default with respect to payment of any obligations under the guarantee; or (iii) we have elected to defer payment of interest on the junior subordinated debt securities. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities from time to time for up to five years.

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

As of June 30, 2017, we had outstanding $15.05 million in aggregate principal amount of 6.75% fixed-to-floating subordinated notes due in 2026. If we were to be in default with respect to payment of any obligation under the notes, we would be prohibited from declaring or paying any dividends. We would also be prohibited from paying any distributions on, redeeming, purchasing, acquiring, or making a liquidation payment with respect to any of the Company’s capital stock, which would likely have a material adverse effect on the market value of our common stock.

We are dependent upon our subsidiaries for dividends, distributions and other payments.

We are a separate and distinct legal entity from the Bank, and depend on dividends, distributions and other payments from the Bank to fund dividend payments on our common stock and to fund all payments on our other obligations. We and the Bank are subject to laws that authorize regulatory authorities to block or reduce the flow of funds from the Bank to us. The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Regulatory action of that kind could impede access to the funds that we need in order to make payments on its obligations or dividend payments. In addition, if the Bank does not maintain sufficient capital levels or its earnings are not sufficient to make dividend payments to us, we may not be able to make dividend payments to our common and preferred shareholders. Further, our right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the Bank's creditors. Additionally, our ability to pay dividends would be restricted if we do not maintain a capital conservation buffer. A reduction or elimination of dividends could adversely affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

 None.

Item 2. Properties

At June 30, 2017, the Company conducted its business from its headquarters in Lewiston, Maine, an office in Boston, Massachusetts, and an office in Portland, Maine. The Company also conducts business from its ten full-service bank branches and two loan production offices located in western and south-central Maine and southern New Hampshire. The Company believes that all of its facilities are well maintained and suitable for the purpose for which they are used.

In addition to its Lewiston, Maine, Boston, Massachusetts and Portland, Maine offices, the Company leases three of its other locations. For information regarding the Company's lease commitments, please refer to "Lease Obligations" under Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

Item 3. Legal Proceedings

From time to time, the Company and its subsidiary are subject to certain legal proceedings and claims in the ordinary course of business. Management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not be material to the Company or its consolidated financial position. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Legal proceedings are subject to inherent uncertainties, and unfavorable rulings could occur that could cause the Company to establish litigation reserves or could have, individually or in the aggregate, a material adverse effect on its business, financial condition, or operating results.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company's voting common stock currently trades on the NASDAQ under the symbol "NBN." There is no established public trading market for the Company's non-voting common stock. As of the close of business on September 6, 2017, there were approximately 454 registered shareholders of record.

The following table sets forth the high and low closing sale prices of the Company's voting common stock, as reported on NASDAQ, and quarterly dividends paid on the Company's voting and non-voting common stock during the periods indicated:

Fiscal year ended June 30, 2017	High	Low	Dividend Paid
Jul 1 – Sep 30	$11.55	$10.92	$0.01
Oct 1 – Dec 31	13.08	10.88	0.01
Jan 1 – Mar 31	15.74	13.24	0.01
Apr 1 – Jun 30	20.75	14.99	0.01

Fiscal year ended June 30, 2016	High	Low	Dividend Paid
Jul 1 – Sep 30	$11.02	$9.82	$0.01
Oct 1 – Dec 31	11.02	9.91	0.01
Jan 1 – Mar 31	11.00	9.56	0.01
Apr 1 – Jun 30	11.72	10.31	0.01

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

There were no common stock purchases during the fourth quarter of fiscal year ended June 30, 2017.

Stock Performance Graph

Below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s voting common stock, based on the market price of the Company’s voting common stock, with the total return on companies within the NASDAQ Composite Index and companies within the SNL $1B-$5B Bank Index. The calculation of cumulative return assumes a $100 investment in the Company’s common stock, the NASDAQ Composite Index, and the SNL $1B-$5B Bank Index on June 30, 2012. It also assumes that all dividends are reinvested during the relevant periods.

Index	6/30/2012	6/30/2013	6/30/2014	6/30/2015	6/30/2016	6/30/2017

Northeast Bancorp	$100.00	$113.68	$112.85	$117.33	$132.67	$239.98

NASDAQ Composite Index	100.00	117.02	150.19	169.91	164.99	209.21

SNL Bank $1B - $5B Index	100.00	128.55	146.95	160.20	161.60	240.54

Item 6.	Selected Financial Data

The following table sets forth our selected financial and operating data on a historical basis. The data set forth below does not purport to be complete. It should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Company’s Consolidated Financial Statements and related notes, appearing elsewhere herein.

	Twelve Months	Twelve Months	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended	Ended	Ended
	June 30, 2017	June 30, 2016	June 30, 2015	June 30, 2014	June 30, 2013
	(Dollars in thousands, except per share data)
Selected operations data:

Interest and dividend income	$57,921	$47,235	$44,588	$38,371	$36,543
Interest expense	10,096	7,855	7,220	6,653	6,596
Net interest income	47,825	39,380	37,368	31,718	29,947
Provision for loan losses	1,594	1,618	717	531	1,122
Noninterest income	9,696	7,773	7,089	4,869	8,514
Net securities gains	-	-	-	-	792
Noninterest expense	35,789	33,812	32,604	31,777	31,955
Income before income taxes	20,138	11,723	11,136	4,279	6,176
Income tax expense	7,779	4,104	3,995	1,579	1,881
Net income from continuing operations	12,339	7,619	7,141	2,700	4,295
Net (loss) income from discontinued operations	-	-	-	(8)	125
Net income	$12,339	$7,619	$7,141	$2,692	$4,420
Consolidated per share data:
Earnings:
Basic:
Continuing operations	$1.39	$0.80	$0.72	$0.26	$0.38
Discontinued operations	0.00	0.00	0.00	0.00	0.01
Total	$1.39	$0.80	$0.72	$0.26	$0.39
Diluted:
Continuing operations	$1.38	$0.80	$0.72	$0.26	$0.38
Discontinued operations	0.00	0.00	0.00	0.00	0.01
Total	$1.38	$0.80	$0.72	$0.26	$0.39
Cash dividends	$0.04	$0.04	$0.04	$0.28	$0.36
Book value	13.90	12.51	11.77	11.05	10.89

Selected balance sheet data:

Total assets	$1,076,874	$986,153	$850,718	$761,931	$670,639
Loans	779,195	692,436	612,137	516,416	435,376
Deposits	889,850	800,432	674,759	574,329	484,623
Borrowings and capital lease obligations	44,504	54,534	52,568	66,005	64,069
Total shareholders’ equity	122,797	116,591	112,727	112,066	113,802

Other ratios:
Return on average assets	1.22%	0.85%	0.89%	0.37%	0.64%
Return on average equity	10.62%	6.66%	6.35%	2.39%	3.79%
Efficiency ratio	62.22%	71.71%	73.34%	86.85%	81.41%
Average equity to average total assets	11.52%	12.71%	14.00%	15.38%	16.93%
Common dividend payout ratio	2.90%	5.00%	5.56%	107.6%	92.25%
Tier 1 leverage capital ratio	12.81%	13.27%	14.49%	15.90%	17.78%
Total capital ratio	19.48%	20.39%	20.14%	23.69%	27.54%

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

The Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, presents a review of the consolidated operating results of the Company for the fiscal year ended June 30, 2017 ("fiscal 2017") and the fiscal year ended June 30, 2016 ("fiscal 2016"). This discussion and analysis is intended to assist you in understanding the results of our operations and financial condition. You should read this discussion together with your review of the Company's Consolidated Financial Statements and related notes and other statistical information included in this report. Certain amounts in the periods prior to fiscal 2017 have been reclassified to conform to the fiscal 2017 presentation.

Overview

On December 29, 2010, the merger (the "Merger") of the Company and FHB Formation LLC, a Delaware limited liability company ("FHB"), was consummated. In connection with the transaction, as part of the regulatory approval process the Company made certain commitments to the Federal Reserve, the most significant of which are, (i) maintain a Tier 1 leverage ratio of at least 10%, (ii) maintain a total capital ratio of at least 15%, (iii) limit purchased loans to 40% of total loans, (iv) fund 100% of the Company's loans with core deposits (defined as non-maturity deposits and non-brokered insured time deposits), and (v) hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total capital.

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

The Company's compliance ratios at June 30, 2017 are as follows:

Condition	Ratio
(i) Tier 1 leverage ratio	12.81%
(ii) Total capital ratio	19.48%
(iii) Ratio of purchased loans to total loans	31.43%
(iv) Ratio of loans to core deposits (1)	87.68%
(v) Ratio of non-owner occupied commercial real estate loans to total capital (2)	181.23%

(1)	Core deposits include all non-maturity deposits and non-brokered insured time deposits
(2)	For purposes of calculating this ratio, commercial real estate includes all non-owner occupied commercial real estate loans defined as such by regulatory guidance, including all land development and construction loans

Fiscal 2017 Financial Highlights

The Company's financial and strategic highlights for fiscal 2017 include the following:

●	Earned net income of $12.3 million, or $1.38 per diluted common share, compared to $7.6 million, or $0.80 per diluted common share, for the year ended June 30, 2016.

●	Generated loans of $516.7 million, growing the portfolio on a net basis by $134.8 million, or 19.5%, when excluding the payoff of $48.0 million of broker-dealer loans.

●

LASG purchased loans totaling $112.8 million and originated loans totaling $237.7 million, earning average portfolio yields of 12.2% and 6.2%, respectively. The purchased loan yield of 12.2% includes regularly scheduled interest and accretion, and accelerated accretion and fees recognized on loan payoffs. The Company also monitors the "total return" on its purchased loan portfolio, a measure that includes gains on sales of purchased real estate owned, as well as interest, scheduled accretion and accelerated accretion and fees. On this basis, the purchased loan portfolio earned a total return of 12.3% for fiscal 2017.

An overview of the LASG portfolio follows:

	Year Ended June 30,
	2017				2016
	Purchased	Originated	Secured Loans to Broker-Dealers	Total LASG	Purchased	Originated	Secured Loans to Broker-Dealers	Total LASG
	(Dollars in thousands)
Loans purchased or originated during the period:
Unpaid principal balance	$126,713	$237,691	$-	$364,404	$108,716	$110,578	$-	$219,294
Net investment basis	112,807	237,691	-	350,498	99,999	110,578	-	210,577

Loan returns during the period:
Yield (1)	12.24%	6.21%	0.82%	8.69%	11.37%	6.11%	0.50%	8.03%
Total Return (1) (2)	12.30%	6.21%	0.82%	8.72%	11.38%	6.10%	0.50%	8.04%

Total loans as of period end:
Unpaid principal balance	$279,854	$330,515	$-	$610,369	$271,268	$174,918	$48,000	$494,186
Net investment basis	246,388	330,515	-	576,903	239,709	174,918	48,000	462,627

(1) The yield and total return on LASG originated loans includes $385 thousand of fees related to one loan in the quarter ended June 30, 2016.

(2)The total return on purchased loans represents scheduled accretion, accelerated accretion, gains on asset sales, and other noninterest income recorded during the period divided by the average invested balance, which includes loans held for sale. The total return does not include the effect of purchased loan charge-offs or recoveries.

●

Increased the Company's deposit base by $89.4 million, primarily the result of growth in non-maturity accounts of $103.5 million, or 23.0%, offset by a decrease in time deposits of $14.1 million, or 4.0%.

●	Originated $82.0 million in SBA guaranteed loans through June 30, 2017, and sold $53.8 million of loans, for a gain on sale of $5.3 million.

●	Repurchased 645,238 shares at an average repurchase price of $10.75.

Results of Operations

General

Net income for the year ended June 30, 2017 increased by $4.7 million to $12.3 million, compared to $7.6 million for the year ended June 30, 2016.

Items of significance affecting the Company's earnings included:

●

An increase in net interest and dividend income before provision for loan losses, which grew to $47.8 million as compared to $39.4 million for the year ended June 30, 2016. The increase was primarily due to higher transactional income on purchased loans and higher average balances in the total loan portfolio, partially offset by higher rates and volume in the deposit portfolio and the effect of the issuance of subordinated debt.

The following table summarizes interest income and related yields recognized on the Company's loans:

	Year Ended June 30,
	2017			2016
	Average	Interest		Average	Interest
	Balance (1)	Income	Yield	Balance (1)	Income (2)	Yield
	(Dollars in thousands)
Community Banking Division	$190,704	$9,102	4.77%	$218,649	$10,483	4.79%
SBA	42,946	2,619	6.10%	23,786	1,448	6.09%
LASG:
Originated	239,796	14,883	6.21%	147,193	8,987	6.11%
Purchased	236,937	28,997	12.24%	216,763	24,638	11.37%
Secured Loans to Broker-Dealers	31,085	256	0.82%	58,511	293	0.50%
Total LASG	507,818	44,136	8.69%	422,467	33,918	8.03%
Total	$741,468	$55,857	7.53%	$664,902	$45,849	6.90%

(1)	Includes loans held for sale.
(2)	SBA interest income includes SBA fees of $33 thousand for the year ended June 30, 2016.

The yield on purchased loans is affected by unscheduled loan payoffs, which resulted in immediate recognition of the prepaid loans’ discount in interest income. The following table details the “total return” on purchased loans, which includes total transactional income of $10.2 million for the year ended June 30, 2017, an increase of $2.9 million from the year ended June 30, 2016. The following table summarizes the total return recognized on the purchased loan portfolio:

	Year Ended June 30,
	2017		2016
	Income	Return (1)	Income	Return (1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$18,975	8.01%	$17,382	8.02%
Transactional income:
Gain on loan sales	-	0.00%	-	0.00%
Gain on sale of real estate owned	148	0.06%	23	0.01%
Other noninterest income	(12)	0.00%	12	0.00%
Accelerated accretion and loan fees	10,022	4.23%	7,256	3.35%
Total transactional income	10,158	4.29%	7,291	3.36%
Total	$29,133	12.30%	$24,673	11.38%

(1)

The total return on purchased loans represents scheduled accretion, accelerated accretion, gains on asset sales, gains on real estate owned and other noninterest income recorded during the period divided by the average invested balance, which includes loans held for sale. The total return does not include the effect of purchased loan charge-offs or recoveries. Total return is considered a non-GAAP financial measure.

●

An increase of $1.9 million in noninterest income, principally resulting from an increase of $1.1 million in gains realized on sale of SBA loans. The year ended June 30, 2017 includes gains realized on sale of SBA loans of $5.3 million. Additionally, there was an increase in gain on sale of other loans of $365 thousand, due to the sale of a Community Banking Division commercial loan portfolio, and a decrease in loss recognized on real estate owned and other repossessed collateral, net of $232 thousand, due to the sale of Community Banking Division real estate owned.

●

An increase of $2.0 million in noninterest expense, principally due to an increase of $2.2 million in salaries and employee benefits from higher incentive compensation and severance expense, a $366 thousand increase in loan acquisition and collection expense due to higher loan workout expenses, and a $257 thousand increase in data processing fees due to higher computer service fees. These increases were offset by a decrease in other noninterest expense due to the $224 thousand decrease in impairment on servicing assets in the current year, a $186 thousand decrease in FDIC insurance expense primarily due to changes in the reserve ratio by the FDIC, and a $167 thousand mortgage insurance recovery from a legacy mortgage insurance premium plan.

Net Interest Income

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated:

	Year Ended June 30,
	2017			2016			2015
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Investment securities	$95,624	$1,018	1.06%	$100,503	$930	0.93%	$108,204	$913	0.84%
Loans (1) (2) (3)	741,468	55,928	7.54%	664,902	45,921	6.91%	561,340	43,456	7.74%
FHLBB stock	2,172	90	4.14%	2,960	113	3.82%	4,102	67	1.63%
Short-term investments (4)	133,599	956	0.72%	91,563	343	0.37%	92,354	225	0.24%
Total interest-earning assets	972,863	57,992	5.96%	859,928	47,307	5.50%	766,000	44,661	5.83%
Cash and due from banks	2,833			3,596			2,704
Other non-interest earning assets	32,394			35,607			33,741
Total assets	$1,008,090			$899,131			$802,445

Liabilities & Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$70,912	$204	0.29%	$68,304	$182	0.27%	$63,181	$162	0.26%
Money market accounts	322,011	3,120	0.97%	212,102	1,845	0.87%	133,266	1,002	0.75%
Savings accounts	36,438	50	0.14%	36,062	48	0.13%	34,495	46	0.13%
Time deposits	326,601	3,983	1.22%	349,978	3,952	1.13%	340,046	3,800	1.12%
Total interest-bearing deposits	755,962	7,357	0.97%	666,446	6,027	0.90%	570,988	5,010	0.88%
Short-term borrowings	-	-	0.00%	1,634	20	1.22%	2,578	29	1.12%
FHLBB advances	24,334	800	3.29%	32,432	1,094	3.37%	45,661	1,389	3.04%
Subordinated debt	23,468	1,888	8.04%	8,762	651	7.43%	8,531	718	8.42%
Capital lease obligations	992	51	5.14%	1,242	63	5.07%	1,457	74	5.08%
Total interest-bearing liabilities	804,756	10,096	1.25%	710,516	7,855	1.11%	629,215	7,220	1.15%

Non-interest bearing liabilities:
Demand deposits and escrow accounts	79,560			67,041			54,940
Other liabilities	7,599			7,252			5,913
Total liabilities	891,915			784,809			690,068
Shareholders' equity	116,175			114,322			112,377
Total liabilities and shareholders' equity	$1,008,090			$899,131			$802,445

Net interest income (5)		$47,896			$39,452			$37,441

Interest rate spread			4.71%			4.39%			4.68%
Net interest margin (6)			4.92%			4.59%			4.89%

(1)  Interest income and yield are stated on a fully tax-equivalent basis using a 34% tax rate.

(2)  Includes loans held for sale.

(3)  Nonaccrual loans are included in the computation of average, but unpaid interest has not been included for purposes of determining interest income.

(4)  Short term investments include FHLBB overnight deposits and other interest-bearing deposits.

(5)  Includes tax exempt interest income of $71 thousand, $72 thousand, and $73 thousand for the years ended June 30, 2017, June 30, 2016, and June 30, 2015, respectively.

(6)  Net interest margin is calculated as net interest income divided by total interest-earning assets.

The following tables present the extent to which changes in volume and interest rates of interest earning assets and interest bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior period rate), (ii) changes attributable to changes in rates (changes in rates multiplied by prior period volume) and (iii) changes attributable to a combination of changes in rate and volume (change in rates multiplied by the changes in volume). Changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Year Ended June 30, 2017 Compared to the Year Ended June 30, 2016
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investment securities	$(47)	$135	$88
Loans	5,559	4,448	10,007
FHLBB stock	(32)	9	(23)
Short-term investments	205	408	613
Total increase in interest income	5,685	5,000	10,685
Interest-bearing liabilities:
Interest-bearing deposits	750	580	1,330
Short-term borrowings	(10)	(10)	(20)
FHLBB advances	(275)	(19)	(294)
Subordinated debt	1,179	58	1,237
Capital lease obligations	(13)	1	(12)
Total increase in interest expense	1,631	610	2,241
Total increase in net interest and dividend income	$4,054	$4,390	$8,444

	Year Ended June 30, 2016 Compared to the Year Ended June 30, 2015
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investment securities	$(68)	$85	$17
Loans	7,471	(5,006)	2,465
FHLBB stock	(23)	69	46
Short-term investments	(2)	120	118
Total increase (decrease) in interest income	7,378	(4,732)	2,646
Interest bearing liabilities:
Interest bearing deposits	793	224	1,017
Short-term borrowings	(12)	3	(9)
FHLBB advances	(434)	139	(295)
Subordinated debt	19	(86)	(67)
Capital lease obligations	(11)	-	(11)
Total increase in interest expense	355	280	635
Total increase (decrease) in net interest and dividend income	$7,023	$(5,012)	$2,011

For the year ended June 30, 2017, the $4.1 million volume-related change in net interest income was mainly the result of the significant increase in loans, which grew by $76.6 million on average compared to fiscal 2016. The rate-related change in fiscal 2017 compared to fiscal 2016 was principally due to the purchased loan yield differential, and an increase in yields on the originated loan portfolios. For fiscal 2017, the net interest margin earned of 4.92% was 33 basis points higher than that earned for the year ended June 30, 2016, primarily due to higher transactional income on purchased loans and higher average balances in the total loan portfolio, offset by higher rates and volume in the deposit portfolio and the effect of the issuance of subordinated debt.

The Company’s total cost of funds increased to 1.14% in fiscal 2017, from 1.01% in fiscal 2016, due to higher rates and volume in the deposit portfolio.

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

The provision for loan losses for the fiscal year ended June 30, 2017 was $1.6 million, consistent with the provision for loan losses of $1.6 million for the year ended June 30, 2016. At June 30, 2017 and 2016, the allowance for loan losses was $3.7 million and $2.4 million, respectively, and the ratio of allowance for loan losses to total loans was 0.47% and 0.34%, respectively.

Net charge-offs for the fiscal year ended June 30, 2017 totaled $279 thousand, representing approximately 0.04% of the Company's average portfolio loan balance during the fiscal year. This compares to $1.2 million, or 0.18%, in fiscal 2016, representing a decrease of $925 thousand in fiscal 2017. The decrease was principally due to two loans which were provided for in the prior year, and subsequently charged off.

For additional information on the allowance for loan losses, see "Asset Quality."

Noninterest Income

Noninterest income for the fiscal year ended June 30, 2017 totaled $9.7 million, an increase of $1.9 million, or 24.7%, from fiscal 2016. When compared to fiscal 2016, the increase was principally due to the following:

•

An increase of $1.1 million in gains realized on sale of SBA loans. The year ended June 30, 2017 includes gains realized on sale of SBA loans of $5.3 million, compared to a $4.2 million gain on sale of SBA loans in the year ended June 30, 2016;

•	An increase in gain on sale of other loans of $365 thousand, due to the sale of a Community Banking Division commercial loan portfolio; and
•	A decrease in loss recognized on real estate owned and other repossessed collateral, net of $232 thousand, due to the sale and refinance of real estate owned.

Noninterest Expense

Noninterest expense for the fiscal year ended June 30, 2017 totaled $35.8 million, an increase of $2.0 million, or 5.8%, from fiscal 2016. When compared to fiscal 2016, the increase was principally due to the following:

•

An increase of $2.2 million in salaries and employee benefits, principally due to higher incentive compensation, severance expense, and stock compensation expense, offset slightly by a decrease in group insurance expense;

•	An increase of $366 thousand in loan acquisition and collection expense, largely driven by higher loan workout expense; and
•	An increase of $257 thousand in data processing fees due to higher computer service fees in fiscal 2017.
•

The increases in noninterest expense were offset by a decrease of $658 thousand in other noninterest expense, primarily resulting from a decrease in impairment on servicing assets of $224 thousand and a mortgage insurance recovery from a legacy mortgage insurance premium plan of $167 thousand.

Income Taxes

Income tax expense for the fiscal year ended June 30, 2017 totaled $7.8 million, representing 38.7% of pretax income, as compared to $4.1 million, or 35.0% of pretax income, in fiscal 2016. The increase in the Company's effective tax rate was principally due to the change in state apportionment during the year.

Financial Condition

Overview

The Company's total assets grew to $1.1 billion at June 30, 2017, representing an increase of $90.7 million, or 9.2%, compared to $986.2 million at June 30, 2016. Significant changes in the Company's balance sheet components include:

•

The loan portfolio, excluding loans held for sale, increased by $86.8 million, or 12.5%, compared to June 30, 2016. The increase was principally on the strength of $350.5 million of LASG originations and purchases, $11.7 million of Community Bank originations and $82.0 million of SBA originations. Loan volume was offset by SBA loan sales of $53.8 million, the payoff of $48.0 million of secured loans to broker-dealers, and the sale of a commercial loan portfolio of $18.3 million which, combined, had a weighted average yield of 1.92%, as well as purchased and originated loan runoff in the portfolio.

•

Deposits increased by $89.4 million, or 11.2%, from June 30, 2016 due to growth in non-maturity accounts of $103.5 million, or 23.0%, offset by a decrease in time deposits of $14.1 million, or 4.0%; and

•

Shareholders’ equity increased by $6.2 million from June 30, 2016, primarily due to earnings of $12.3 million, offset by $6.9 million in share repurchases (representing 645,238 shares). Additionally, there was stock-based compensation of $945 thousand, a decrease in accumulated other comprehensive loss of $274 thousand and $357 thousand in dividends paid on common stock.

Cash and Cash Equivalents

Cash and cash equivalents increased $12.1 million, or 8.0%, to $163.3 million at June 30, 2017, as compared to $151.2 million at June 30, 2016. This increase was principally the result of net deposit growth of $89.4 million, partially offset by net loan growth, including loans held for sale, of $83.9 million.

Available-for-sale Securities

The available-for-sale securities portfolio totaled $96.7 million and $100.6 million at June 30, 2017 and 2016, respectively. The Company's investment portfolio was comprised primarily of U.S. Government-sponsored enterprise bonds and mortgage-backed securities guaranteed by government agencies. The composition of the Company's securities portfolio at the dates indicated follows.

	June 30, 2017		June 30, 2016		June 30, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government agency securities	$57,401	$57,168	$51,948	$52,046	$48,191	$48,230
Agency mortgage-backed securities	33,523	32,903	43,330	43,368	54,553	53,678
Other investments measured at net asset value	6,717	6,622	5,097	5,158	-	-
Total available-for-sale securities	$97,641	$96,693	$100,375	$100,572	$102,744	$101,908

The table below sets forth certain information regarding the contractual maturities and weighted average yields of the Company’s securities portfolio at June 30, 2017. Actual maturities of mortgage-backed securities will differ from contractual maturities due both to scheduled amortization and prepayments.

	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield
	(Dollars in thousands)
U.S. Government agency securities	$26,225	0.83%	$30,943	0.97%	$-	0.00%	$-	0.00%	$57,168	0.91%
Agency mortgage-backed securities	-	0.00%	5,354	0.92%	10,369	0.96%	17,180	1.44%	32,903	1.20%
Other investments measured at net asset value	-	0.00%	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Total available-for-sale securities	$26,225	0.83%	$36,297	0.97%	$10,369	0.96%	$17,180	1.44%	$90,071	1.02%

The other investments measured at net asset value have no scheduled maturity date. However, the Company’s investments can be redeemed quarterly and daily at the closing net asset value.

Management reviews the portfolio of investments on an ongoing basis to determine if there have been any other-than-temporary declines in value. No other-than-temporary impairment expense was recognized during fiscal 2017 or fiscal 2016.

Loans

Loans, including loans held-for-sale, totaled $783.9 million at June 30, 2017, compared to $700.0 million at June 30, 2016 and $621.2 million at June 30, 2015. The increase of $83.9 million, or 12.0%, at June 30, 2017 was principally due to net increases of $71.4 million in commercial real estate and $29.7 million in commercial and industrial, offset by a net decrease of $12.8 million in residential loans, $1.6 million in consumer loans and $2.8 million in loans held for sale. During fiscal 2017, the LASG originated $237.7 million in loans and the LASG purchased $112.8 million in loans, consisting principally of commercial real estate loans.

The composition of the Company’s loan portfolio (excluding loans held-for-sale) at the dates indicated is as follows:

	June 30, 2017		June 30, 2016		June 30, 2015		June 30, 2014		June 30, 2013
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Residential real estate	$101,168	12.98%	$113,962	16.46%	$132,669	21.67%	$148,634	28.79%	$127,829	29.36%
Commercial real estate	498,004	63.91%	426,568	61.60%	348,676	56.96%	316,098	61.21%	264,490	60.75%
Commercial and industrial	175,654	22.54%	145,956	21.08%	123,133	20.12%	41,800	8.09%	29,720	6.83%
Consumer and other	4,369	0.57%	5,950	0.86%	7,659	1.25%	9,884	1.91%	13,337	3.06%
Total loans	779,195	100.00%	692,436	100.00%	612,137	100.00%	516,416	100.00%	435,376	100.00%
Less: Allowance for loan losses	3,665		2,350		1,926		1,367		1,143
Loans, net	$775,530		$690,086		$610,211		$515,049		$434,233

The Company’s loan portfolio (excluding loans held-for-sale) by lending division follows:

	June 30, 2017
	Community Banking Division	LASG	SBA Division	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$81,538	$2,092	$129	$83,759	10.75%
Home equity	13,931	-	-	13,931	1.79%
Commercial real estate: non-owner occupied	23,638	90,154	23,720	137,512	17.65%
Commercial real estate: owner occupied	13,502	83,446	21,820	118,768	15.24%
Commercial and industrial	12,349	154,823	7,296	174,468	22.39%
Consumer	4,369	-	-	4,369	0.56%
Subtotal	149,327	330,515	52,965	532,807	68.38%
Purchased loans:
Residential real estate	-	3,478	-	3,478	0.45%
Commercial real estate: non-owner occupied	-	134,970	-	134,970	17.32%
Commercial real estate: owner occupied	-	106,754	-	106,754	13.70%
Commercial and industrial	-	1,186	-	1,186	0.15%
Subtotal	-	246,388	-	246,388	31.62%
Total	$149,327	$576,903	$52,965	$779,195	100.00%

	June 30, 2016
	Community Banking Division	LASG	SBA Division	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$93,258	$-	$133	$93,391	13.49%
Home equity	18,012	-	-	18,012	2.60%
Commercial real estate: non-owner occupied	49,514	52,744	5,639	107,897	15.58%
Commercial real estate: owner occupied	20,578	46,727	14,414	81,719	11.80%
Commercial and industrial	16,069	123,447	6,242	145,758	21.05%
Consumer	5,950	-	-	5,950	0.86%
Subtotal	203,381	222,918	26,428	452,727	65.38%
Purchased loans:
Residential real estate	-	2,559	-	2,559	0.37%
Commercial real estate: non-owner occupied	-	142,286	-	142,286	20.55%
Commercial real estate: owner occupied	-	94,666	-	94,666	13.67%
Commercial and industrial	-	198	-	198	0.03%
Subtotal	-	239,709	-	239,709	34.62%
Total	$203,381	$462,627	$26,428	$692,436	100.00%

	June 30, 2015
	Community Banking Division	LASG	SBA Division	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$106,138	$137	$-	$106,275	17.37%
Home equity	24,326	-	-	24,326	3.97%
Commercial real estate: non-owner occupied	48,933	53,051	3,865	105,849	17.29%
Commercial real estate: owner occupied	21,657	16,507	4,461	42,625	6.96%
Commercial and industrial	11,597	108,577	2,637	122,811	20.06%
Consumer	7,659	-	-	7,659	1.25%
Subtotal	220,310	178,272	10,963	409,545	66.90%
Purchased loans:
Residential real estate	-	2,068	-	2,068	0.34%
Commercial real estate: non-owner occupied	-	128,182	-	128,182	20.94%
Commercial real estate: owner occupied	-	72,069	-	72,069	11.77%
Commercial and industrial	-	273	-	273	0.05%
Subtotal	-	202,592	-	202,592	33.10%
Total	$220,310	$380,864	$10,963	$612,137	100.00%

The following table summarizes the scheduled maturity of the Company’s loan portfolio at June 30, 2017. Demand loans, loans having no stated repayment schedule, and overdraft loans are reported as being due in less than one year.

	Scheduled Loan Maturities
		After One Year	After Five Years
	Within One Year	Through Five Years	Through Ten Years	After Ten Years	Total
	(Dollars in thousands)
Mortgages:
Residential:
Originated	$2,356	$12,661	$8,590	$74,084	$97,691
Purchased	-	1,206	369	1,902	3,477
Commercial:
Originated	46,056	70,174	76,073	63,978	256,281
Purchased	31,177	68,099	36,263	106,184	241,723
Non-mortgage loans:
Commercial:
Originated	39,096	123,186	10,756	1,430	174,468
Purchased	50	615	427	94	1,186
Consumer and other	174	1,145	2,275	775	4,369
Total loans	$118,909	$277,086	$134,753	$248,447	$779,195

	Loans Due After One Year, by Interest Rate Type
	Predetermined rate	Floating or Adjustable	Total
	(Dollars in thousands)
Mortgages:
Residential:
Originated	$43,719	$51,616	$95,335
Purchased	1,183	2,294	3,477
Commercial:
Originated	10,756	199,469	210,225
Purchased	78,952	131,594	210,546
Non-mortgage loans:
Commercial:
Originated	12,450	122,922	135,372
Purchased	-	1,136	1,136
Consumer and other	4,195	-	4,195
Total	$151,255	$509,031	$660,286

Approximately 74.9% of total portfolio loans at June 30, 2017 were variable rate products, compared to 62.7% at June 30, 2016.

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

Other Assets

Premises and equipment, net, decreased by $864 thousand, or 11.1%, to $6.9 million at June 30, 2017, compared to $7.8 million at June 30, 2016. The decrease was primarily due to depreciation of $1.4 million in the year, offset by fixed assets acquired.

Real estate owned and other repossessed collateral, net, decreased by $826 thousand, or 50%, to $826 thousand at June 30, 2017, compared to $1.7 million at June 30, 2016. The decrease was primarily due to the sale or refinance of real estate owned during the year. The real estate and personal property collateral for commercial and consumer loans are written down to fair value upon transfer to acquired assets.

The cash surrender value of the Company's BOLI assets increased $454 thousand, or 2.9%, to $16.2 million at June 30, 2017, compared to $15.7 million at June 30, 2016. BOLI assets are invested in the general account of three insurance companies and in separate accounts of a fourth insurance company. A general account policy's cash surrender value is supported by the general assets of the insurance company. A separate account policy's cash surrender value is supported by assets segregated from the general assets of the insurance company. Standard and Poor's rated these companies A+ or better at June 30, 2017. Interest earnings, net of mortality costs, increase the cash surrender value. These interest earnings are based on interest rates that reset each year, and are subject to minimum guaranteed rates. These increases in cash surrender value are recognized in other income and are not subject to income taxes. Management considers BOLI an illiquid asset. BOLI represented 10.8% of the Company's total capital at June 30, 2017.

Servicing rights totaled $2.8 million and $1.8 million at June 30, 2017 and June 30, 2016, respectively. The $1.0 million increase was the result of SBA loans sold during the year, offset by amortization and impairment booked during fiscal 2017.

Intangible assets totaled $1.3 million and $1.7 million at June 30, 2017 and June 30, 2016, respectively. The $432 thousand decrease was the result of core deposit intangible amortization during fiscal 2017.

Deposits

The Company's principal source of funding is its core deposit accounts. At June 30, 2017, core deposits, which the Company defines as non-maturity deposits and non-brokered insured time deposits, represented 100% of total deposits.

Total deposits increased $89.4 million to $889.9 million as of June 30, 2017 from $800.5 million as of June 30, 2016. The increase was due to the increase in money market accounts attracted through ableBanking as well as the Community Banking Division.

The following tables set forth certain information relative to the composition of the Company's average deposit accounts and the weighted average interest rate on each category of deposits for the periods indicated:

	Year Ended June 30, 2017
	Average	Weighted	Percent of Total
	Balance	Average Rate	Average Deposits
	(Dollars in thousands)
Non-interest bearing demand deposits and escrow accounts	$79,560	0.00%	9.52%
Regular savings	36,438	0.14%	4.36%
NOW accounts	70,912	0.29%	8.49%
Money market accounts	322,011	0.97%	38.54%
Time deposits	326,601	1.22%	39.09%
Total average deposits	$835,522	0.88%	100.00%

	Year Ended June 30, 2016			Year Ended June 30, 2015
	Average	Weighted	Percent of Total	Average	Weighted	Percent of Total
	Balance	Average Rate	Average Deposits	Balance	Average Rate	Average Deposits
	(Dollars in thousands)
Non-interest bearing demand deposits and escrow accounts	$67,041	0.00%	9.14%	$54,940	0.00%	8.78%
Regular savings	36,062	0.13%	4.92%	34,495	0.13%	5.51%
NOW accounts	68,304	0.27%	9.31%	63,181	0.26%	10.09%
Money market accounts	212,102	0.87%	28.92%	133,266	0.75%	21.29%
Time deposits	349,978	1.13%	47.71%	340,046	1.12%	54.33%
Total average deposits	$733,487	0.82%	100.00%	$625,928	0.79%	100.00%

There were no time deposits greater than $250 thousand as of June 30, 2017 and June 30, 2016, and there were $569 thousand of time deposits greater than $250 thousand as of June 30, 2015.

The scheduled maturity of deposits greater than or equal to $100 thousand is set forth below:

June 30, 2017
(Dollars in thousands)
3 months or less	$48,393
Over 3 through 6 months	57,283
Over 6 through 12 months	80,768
Over 12 months	85,015
Total time certificates greater than or equal to $100 thousand	$271,459

Borrowings

FHLBB advances, subordinated debt, and junior subordinated debentures have been the Company's sources of funding other than deposits. In fiscal 2017, total borrowings decreased by $10.0 million, or 18.4%, to $44.5 million.

Advances from the FHLBB were $20.0 million and $30.1 million at June 30, 2017 and June 30, 2016, respectively. The decrease was primarily the result of the payoff of a $10.0 million FHLBB advance during the quarter ended December 31, 2016.

Pledges of residential real estate loans, certain commercial real estate loans and certain FHLBB deposits free of liens or pledges are required to secure outstanding advances and available additional borrowing capacity from the FHLBB. At June 30, 2017 and June 30, 2016, the Company had no pledged investment securities.

On June 29, 2016, the Company entered into a Subordinated Note Purchase Agreement with certain institutional accredited investors pursuant to which the Company sold and issued $15.05 million in aggregate principal amount of 6.75% fixed-to-floating subordinated notes due 2026.

There were no balances outstanding at June 30, 2017 and 2016, respectively, for advances under the Federal Reserve Discount Window Borrower-in-custody program. The available credit under the program was $1.4 million and $1.9 million at June 30, 2017 and June 30, 2016, respectively, with the decrease in fiscal 2017 attributable to payoffs of consumer loans pledged as collateral.

The Company had junior subordinated debentures issued to affiliated trusts totaling $9.0 million and $8.8 million at June 30, 2017 and 2016, respectively. See “Capital” below for more information on our junior subordinated debentures and affiliated trusts.

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

At June 30, 2017, the allowance for loan losses totaled $3.7 million, or 0.47% of total loans, as compared to $2.4 million, or 0.34% of total loans, at June 30, 2016 and $1.9 million, or 0.31% of total loans, at June 30, 2015. The year over year increase in the Company’s allowance for losses was principally the result of loan growth and the increase of qualitative factors. The following table sets forth activity in Company’s allowance for loan losses for the periods indicated.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	June 30, 2017	June 30, 2016	June 30, 2015	June 30, 2014	June 30, 2013
	(Dollars in thousands)
Allowance at beginning of period	$2,350	$1,926	$1,367	$1,143	$824
Loans charged-off during the period:
Residential real estate	186	134	207	267	369
Commercial real estate	44	988	-	26	135
Commercial and industrial	56	77	3	43	203
Consumer and other	101	66	28	69	148
Total loans charged-off	387	1,265	238	405	855
Recoveries on loans previously charged-off:
Residential real estate	33	35	24	63	6
Commercial real estate	21	5	1	2	10
Commercial and industrial	16	14	34	8	7
Consumer and other	38	17	21	25	29
Total recoveries	108	71	80	98	52
Net loans charged off during the period	279	1,194	158	307	803
Provision for loan losses	1,594	1,618	717	531	1,122
Allowance at end of period	$3,665	$2,350	$1,926	$1,367	$1,143

Total loans at end of period (1)	$779,195	$692,436	$612,137	$516,416	$435,376
Average loans outstanding during the period (1)	737,860	659,995	555,073	488,172	376,660
Allowance as a percentage of total loans	0.47%	0.34%	0.31%	0.26%	0.26%
Ratio of net charge-offs to average loans outstanding	0.04%	0.18%	0.03%	0.06%	0.21%
Allowance as a percentage of non-performing loans	26.25%	30.02%	18.41%	18.66%	23.54%

(1)  Amounts and resulting ratios exclude loans held for sale

The following table allocates the allowance for loan losses by loan category and the percent of loans in each category to total loans at the dates indicated below.

	June 30, 2017		June 30, 2016		June 30, 2015		June 30, 2014		June 30, 2013
		Percent of Loans		Percent of Loans		Percent of Loans		Percent of Loans		Percent of Loans
	Amount	to Total Loans	Amount	to Total Loans	Amount	to Total Loans	Amount	to Total Loans	Amount	to Total Loans
	(Dollars in thousands)
Residential real estate	$478	12.98%	$663	16.46%	$741	21.67%	$580	28.79%	$594	29.36%
Commercial real estate	2,549	63.91%	1,328	61.60%	976	56.96%	625	61.21%	249	60.75%
Commercial and industrial	585	22.54%	297	21.08%	118	20.12%	48	8.09%	70	6.83%
Consumer	53	0.57%	62	0.86%	35	1.25%	79	1.91%	189	3.06%
Unallocated	-	0.00%	-	0.00%	56	0.00%	35	0.00%	41	0.00%
Total	$3,665	100.00%	$2,350	100.00%	$1,926	100.00%	$1,367	100.00%	$1,143	100.00%

The following table reflects the annual trend of total loans 30 days or more past due, as a percentage of total loans. The increase in the current year is primarily due to an increase in delinquent LASG originated and SBA division loans.

	As of June 30,
	2017	2016	2015	2014	2013
Past due loans to total loans	1.72%	1.00%	1.08%	1.14%	1.68%

Non-performing Assets

The table below sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated:

	June 30, 2017	June 30, 2016	June 30, 2015	June 30, 2014	June 30, 2013
	(Dollars in thousands)
Nonperforming loans:
Originated portfolio:
Residential real estate	$3,337	$2,613	$3,021	$1,743	$2,346
Commercial real estate	413	474	994	1,162	473
Home equity	58	48	11	160	334
Commercial and industrial	2,600	17	2	5	110
Consumer	103	163	190	139	136
Total originated portfolio	6,511	3,315	4,218	3,209	3,399
Purchased portfolio:
Residential real estate	1,056	1,125	-	-	-
Commercial and industrial	32	-	-	-	-
Commercial real estate	6,364	3,387	6,532	4,116	1,457
Total purchased portfolio	7,452	4,512	6,532	4,116	1,457
Total nonperforming loans	13,963	7,827	10,750	7,325	4,856
Real estate owned and other repossessed collateral	826	1,652	1,651	1,991	2,134
Total nonperforming assets	$14,789	$9,479	$12,401	$9,316	$6,990
Nonperforming loans that are current	$4,321	$2,271	$484	$651	$887

Non-performing loans to total loans	1.79%	1.13%	1.76%	1.42%	1.12%
Non-performing assets to total assets	1.37%	0.96%	1.46%	1.22%	1.04%

At June 30, 2017, the Company had $14.8 million of nonperforming assets, or 1.37% of total assets, compared to $9.5 million of nonperforming assets, or 0.96% of total assets at June 30, 2016 and $12.4 million of nonperforming assets, or 1.5% of total assets, as of June 30, 2015. The increase in nonperforming assets in fiscal 2017 was principally associated with an increase in SBA nonperforming loans of $2.6 million in the year, as well as an increase in purchased commercial real estate loans on nonaccrual.

Troubled debt restructurings (“TDRs”) represent loans for which concessions (such as extension of repayment terms or reductions of interest rates to below market rates) are granted due to a borrower's financial condition. Such concessions may include reductions of interest rates to below-market terms and/or extension of repayment terms. The balances and payment status of TDRs follow:

	June 30, 2017	June 30, 2016	June 30, 2015
	(Dollars in thousands)
Nonaccrual	$5,383	$1,152	$2,131
Accrual	9,702	7,036	6,365
Total TDRs	$15,085	$8,188	$8,496

At June 30, 2017, the Company had real estate owned and other repossessed collateral of $826 thousand, compared to $1.7 million at June 30, 2016. The decrease in the period was primarily due to the sale and refinance of real estate owned during the year. The real estate and personal property collateral for commercial and consumer loans are written down to fair value upon transfer to acquired assets. Revenues and expenses are recognized in the period when received or incurred on other real estate and in substance foreclosures. Gains and losses on disposition are recognized in noninterest income.

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

Potential Problem Loans

Commercial real estate and commercial loans are periodically evaluated under a ten-point rating system. These ratings are guidelines in assessing the risk of a particular loan. The Company had $8.9 million, $6.2 million and $8.9 million of loans rated substandard or worse at June 30, 2017, June 30, 2016 and June 30, 2015, respectively, an increase primarily attributable to downgraded purchased loans during the year. The following tables present the Company's loans by risk rating:

	June 30, 2017
	Originated Portfolio
	Commercial Real Estate	Commercial and Industrial	Residential Real Estate(1)	Purchased Portfolio	Total
	(Dollars in thousands)
Pass (1- 6)	$253,041	$171,160	$10,039	$229,980	$664,220
Special mention (7)	2,686	2,483	71	9,622	14,862
Substandard (8)	554	825	803	6,786	8,968
Doubtful (9)	-	-	19	-	19
Loss (10)	-	-	-	-	-
Total	$256,281	$174,468	$10,932	$246,388	$688,069

	June 30, 2016
	Originated Portfolio
	Commercial Real Estate	Commercial and Industrial	Residential Real Estate(1)	Purchased Portfolio	Total
	(Dollars in thousands)
Pass (1- 6)	$186,165	$142,451	$7,659	$227,895	$564,170
Special mention (7)	2,493	3,290	431	7,147	13,361
Substandard (8)	958	17	537	4,667	6,179
Doubtful (9)	-	-	23	-	23
Loss (10)	-	-	-	-	-
Total	$189,616	$145,758	$8,650	$239,709	$583,733

	June 30, 2015
	Originated Portfolio
	Commercial Real Estate	Commercial and Industrial	Residential Real Estate(1)	Purchased Portfolio	Total
	(Dollars in thousands)
Pass (1- 6)	$142,321	$122,829	$8,049	$190,193	$463,392
Special mention (7)	4,417	31	634	5,628	10,710
Substandard (8)	1,687	-	429	6,771	8,887
Doubtful (9)	-	-	23	-	23
Loss (10)	-	-	-	-	-
Total	$148,425	$122,860	$9,135	$202,592	$483,012

(1)	Certain loans made for commercial purposes, but secured by residential collateral, are rated under the Company’s risk-rating system.

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

In general, the Bank's policies establish limits on the maximum amount of credit that may be granted to a single borrower (including affiliates), the aggregate amount of loans outstanding by type in relation to total assets and capital, and concentrations of loans by size, property type, and geography. Underwriting criteria, such as collateral and debt service coverage ratios and approval limits are also specified in loan policies. The Company's policies also address the performance of periodic credit reviews, the risk rating of loans, when loans should be placed on non-performing status and factors that should be considered in establishing the Bank's allowance for loan losses. For additional information, refer to "Asset Quality" above and Item 1, "Business—Lending Activities."

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

The ALCO's primary tool for measuring, evaluating, and managing interest rate risk is income simulation analysis. Income simulation analysis measures the interest rate risk inherent in the Company's balance sheet at a given point in time by showing the effect of interest rate shifts on net interest income over defined time horizons. These simulations take into account the specific repricing, maturity, prepayment and call options of financial instruments that vary under different interest rate scenarios. The ALCO reviews simulation results to determine whether the exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. The Company considers a variety of specified rate scenarios, including instantaneous rate shocks, against static (or flat) rates when measuring interest rate risk, and evaluates results over two consecutive twelve-month periods. All changes are measured in comparison to the projected net interest income that would result from an "unchanged" scenario, where interest rates remain stable over the measured time horizon(s). As of June 30, 2017, the income simulation analysis (as noted in the table below) for the first twelve-month period indicated that exposure to changing interest rates fell within the Company's policy levels of tolerance.

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

Assuming a 200 basis point increase and 100 basis point decrease in interest rates starting on June 30, 2017, we estimate that our net interest income in the following 12 months would increase by 0.5% if rates increased by 200 basis points and decrease by 1.8% if rates declined by 100 basis points. These results indicate a modest level of asset sensitivity in our balance sheet. An asset-sensitive position indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within specific time horizons, which would generally imply a favorable impact on net interest income in periods of rising interest rates and a negative impact in periods of falling rates. A liability-sensitive position would generally imply a negative impact on net interest income in periods of rising rates and a positive impact in periods of falling rates.

	Up 200 Basis Points	Down 100 Basis Points
June 30, 2017	0.5%	-1.8%
June 30, 2016	0.4%	-1.6%
June 30, 2015	1.3%	-0.2%

Liquidity Risk

Liquidity risk is defined as the risk associated with an organization's ability to meet current and future financial obligations of a short-term nature. The Company uses its liquidity on a regular basis to fund existing and future loan commitments, to pay interest on deposits and on borrowings, to fund maturing certificates of deposit and borrowings, to fund other deposit withdrawals, to invest in other interest-earning assets, to make dividend payments to shareholders, and to meet operating expenses. The Company's primary sources of liquidity consist of deposit inflows, FHLBB advances, and the amortization, prepayment and maturities of loans and securities. While scheduled payments from the amortization and maturities of loans and investment securities are relatively predictable sources of funds, deposit flows and loan and investment prepayments can be greatly influenced by general interest rates, economic conditions and competition. In addition to these regular sources of funds, the Company may choose to sell portfolio loans and investment securities to meet liquidity demands.

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

The following is a summary of the unused borrowing capacity of the Company at June 30, 2017 available to meet our short-term funding needs:

	As of June 30, 2017
	(Dollars in thousands)
Brokered time deposits	$269,219	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	67,940	Unused advance capacity subject to eligible and qualified collateral
Federal Discount Window Borrower-in-Custody	1,428	Unused credit line subject to the pledge of loans
Other available lines	17,500
Total unused borrowing capacity	$356,087

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

At June 30, 2017, the Company had $433.7 million of immediately accessible liquidity, defined as cash that the Bank reasonably believes could be raised within seven days through collateralized borrowings, brokered deposits or security sales. This position represented 40.3% of total assets. The Company also had $163.3 million of cash and cash equivalents at June 30, 2017.

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

On a parent company only basis, commitments and debt service requirements at June 30, 2017 consisted of junior subordinated debentures issued to NBN Capital Trust II, NBN Capital Trust III and NBN Capital Trust IV with a principal balance of $16.5 million as well as subordinated debt issued in June 2016 with a principal balance of $15.05 million. See Note 9 of the Notes to the Consolidated Financial Statements for carrying values, maturity dates and the use of purchased interest rate caps and swaps to hedge the interest expense in periods of rising interest rates. Based on the interest rates at June 30, 2017, the annual aggregate payments to meet the debt service of the junior subordinated debentures is approximately $526 thousand. In addition, for the year ended June 30, 2017, total annual interest expense on subordinated notes issued in June 2016 was $1.0 million.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

A summary of the amounts of the Company’s contractual obligations and other commitments with off-balance sheet risk as of June 30, 2017 follows:

	Payments Due - By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Contractual obligations:
Federal Home Loan Bank advances	$20,000	$20,000	$-	$-	$-
Junior subordinated debentures	16,496	-	-	-	16,496
Subordinated debt	15,050	-	-	15,050	-
Capital lease obligation	943	306	612	25	-
Total debt obligations	52,489	20,306	612	15,075	16,496
Operating lease obligations	8,328	1,263	2,538	2,486	2,041
Total contractual obligations	$60,817	$21,569	$3,150	$17,561	$18,537

	Amount of Commitment Expiring - By Period
		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
	(Dollars in thousands)
Commitments with off-balance sheet risk:
Commitments to extend credit	$15,244	$15,244	$-	$-	$-
Unused lines of credit	31,858	11,211	11,906	2,577	6,164
Standby letters of credit	3,400	3,400	-	-	-
Commitment to fund investment	1,000	1,000	-	-	-
Total commitments	$51,502	$30,855	$11,906	$2,577	$6,164

Capital

Shareholders’ equity was $122.8 million at June 30, 2017, an increase of $6.2 million from June 30, 2016. The increase was primarily due to earnings of $12.3 million, offset by $6.9 million in share repurchases (representing 645,238 shares). Additionally, there was stock-based compensation of $945 thousand, a decrease in accumulated other comprehensive loss of $274 thousand and $357 thousand in dividends paid on common stock.

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

Purchased: Loans in this segment are typically secured by commercial real estate, multi-family residential real estate, or business assets and have been acquired by LASG. Loans acquired by the LASG are, with limited exceptions, performing loans at the date of purchase. Repayment of loans in this segment is largely dependent on cash flow from the successful operation of the property, in the case of non-owner occupied property, or operating business, in the case of owner-occupied property. Loan performance may be adversely affected by factors affecting the general economy or conditions specific to the real estate market, such as geographic location or property type. Loans in this segment are evaluated for impairment under ASC 310-30. The Company reviews expected cash flows from purchased loans on a quarterly basis. The effect of a decline in expected cash flows subsequent to the acquisition of the loan is recognized through a specific allocation in the allowance for loan losses.

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

There were no significant changes in the Company's policies or methodology pertaining to the general component of the allowance for loan losses during the years ended June 30, 2017 or 2016.

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

Item 8.      Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Northeast Bancorp

We have audited the accompanying consolidated balance sheets of Northeast Bancorp and subsidiary (“the Company”) as of June 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the two years in the period ended June 30, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated September 13, 2017 expressed an unqualified opinion.

/s/ RSM US LLP

Boston, Massachusetts

September 13, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and

Shareholders of Northeast Bancorp

We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows of Northeast Bancorp and subsidiary for the year ended June 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, with respect to Northeast Bancorp and subsidiary, the consolidated results of their operations and their cash flows for the year ended June 30, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

September 28, 2015

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	June 30, 2017	June 30, 2016
Assets
Cash and due from banks	$3,582	$2,459
Short-term investments	159,701	148,698
Total cash and cash equivalents	163,283	151,157
Available-for-sale securities, at fair value	96,693	100,572

Residential real estate loans held for sale	4,508	6,449
SBA loans held for sale	191	1,070
Total loans held for sale	4,699	7,519

Loans:
Commercial real estate	498,004	426,568
Residential real estate	101,168	113,962
Commercial and industrial	175,654	145,956
Consumer	4,369	5,950
Total loans	779,195	692,436
Less: Allowance for loan losses	3,665	2,350
Loans, net	775,530	690,086

Premises and equipment, net	6,937	7,801
Real estate owned and other repossessed collateral, net	826	1,652
Federal Home Loan Bank stock, at cost	1,938	2,408
Intangible assets, net	1,300	1,732
Servicing rights, net	2,846	1,771
Bank-owned life insurance	16,179	15,725
Other assets	6,643	5,730
Total assets	$1,076,874	$986,153
Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand	$69,827	$66,686
Savings and interest checking	108,417	107,218
Money market	374,569	275,437
Time	337,037	351,091
Total deposits	889,850	800,432

Federal Home Loan Bank advances	20,011	30,075
Subordinated debt	23,620	23,331
Capital lease obligation	873	1,128
Other liabilities	19,723	14,596
Total liabilities	954,077	869,562
Commitments and contingencies (Note 15)	-	-

Shareholders' equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2017 and June 30, 2016	-	-
Voting common stock, $1.00 par value, 25,000,000 shares authorized; 7,840,460 and 8,089,790 shares issued and outstanding at June 30, 2017 and June 30, 2016, respectively	7,841	8,089
Non-voting common stock, $1.00 par value, 3,000,000 shares authorized; 991,194 and 1,227,683 shares issued and outstanding at June 30, 2017 and June 30, 2016, respectively	991	1,228
Additional paid-in capital	77,455	83,020
Retained earnings	38,142	26,160
Accumulated other comprehensive loss	(1,632)	(1,906)
Total shareholders' equity	122,797	116,591
Total liabilities and shareholders' equity	$1,076,874	$986,153

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

	Year Ended June 30,
	2017	2016	2015
Interest and dividend income:
Interest and fees on loans	$55,857	$45,849	$43,383
Interest on available-for-sale securities	1,018	930	913
Other interest and dividend income	1,046	456	292
Total interest and dividend income	57,921	47,235	44,588

Interest expense:
Deposits	7,357	6,027	5,010
Federal Home Loan Bank advances	800	1,027	1,101
Wholesale repurchase agreements	-	67	288
Short-term borrowings	-	20	29
Subordinated debt	1,888	651	718
Obligation under capital lease agreements	51	63	74
Total interest expense	10,096	7,855	7,220

Net interest and dividend income before provision for loan losses	47,825	39,380	37,368
Provision for loan losses	1,594	1,618	717
Net interest and dividend income after provision for loan losses	46,231	37,762	36,651

Noninterest income:
Fees for other services to customers	1,952	1,657	1,494
Gain on sales of residential loans held for sale	1,452	1,684	1,877
Gain on sales of SBA loans	5,277	4,178	2,821
Gain on sale of other loans	365	-	-
(Loss) gain recognized on real estate owned and other repossessed collateral, net	(23)	(255)	428
Bank-owned life insurance income	454	449	440
Other noninterest income	219	60	29
Total noninterest income	9,696	7,773	7,089

Noninterest expense:
Salaries and employee benefits	21,706	19,548	18,817
Occupancy and equipment expense	5,002	5,227	4,939
Professional fees	1,666	1,463	1,658
Data processing fees	1,744	1,487	1,355
Marketing expense	392	285	244
Loan acquisition and collection expense	1,734	1,368	1,458
FDIC insurance premiums	303	489	504
Intangible asset amortization	432	477	589
Other noninterest expense	2,810	3,468	3,040
Total noninterest expense	35,789	33,812	32,604

Income before income tax expense	20,138	11,723	11,136
Income tax expense	7,799	4,104	3,995
Net income	$12,339	$7,619	$7,141

Weighted-average shares outstanding:
Basic	8,898,448	9,474,999	9,980,733
Diluted	8,952,614	9,484,635	9,980,733

Earnings per common share:

Basic	$1.39	$0.80	$0.72
Diluted	1.38	0.80	0.72

Cash dividends declared per common share	$0.04	$0.04	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended June 30,
	2017	2016	2015
Net income	$12,339	$7,619	$7,141
Other comprehensive income (loss), before tax:
Available-for-sale securities:
Change in net unrealized (loss) gain on available-for-sale securities	(1,145)	1,033	442
Derivatives and hedging activities:
Change in accumulated gain (loss) on effective cash flow hedges	1,550	(2,032)	(529)
Reclassification adjustments included in net income	43	(3)	(49)
Total derivatives and hedging activities	1,593	(2,035)	(578)
Total other comprehensive income (loss), before tax	448	(1,002)	(136)
Income tax expense (benefit) related to other comprehensive income (loss)	174	(384)	(131)
Other comprehensive income (loss), net of tax	274	(618)	(5)
Comprehensive income	$12,613	$7,001	$7,136

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

	Preferred Stock		Voting Common Stock		Non-voting Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at June 30, 2014	-	$-	9,260,331	$9,260	880,963	$881	$90,914	$12,182	$(1,283)	$111,954
Net income	-	-	-	-	-	-	-	7,141	-	7,141
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	(5)	(5)
Common stock repurchased	-	-	(710,662)	(711)	-	-	(5,955)	-	-	(6,666)
Conversion of voting common stock to non-voting common stock	-	-	(131,776)	(132)	131,776	132			-
Dividends on common stock at $0.04 per share	-	-	-	-	-	-	-	(402)	-	(402)
Stock-based compensation	-	-	-	-	-	-	705	-	-	705
Issuance of restricted common stock	-	-	174,000	174			(174)		-
Forfeiture of restricted common stock	-	-	(16,749)	(16)	-	-	16	-	-	-
Balance at June 30, 2015	-	$-	8,575,144	$8,575	1,012,739	$1,013	$85,506	$18,921	$(1,288)	$112,727
Net income	-	-	-	-	-	-	-	7,619	-	7,619
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	(618)	(618)
Common stock repurchased	-	-	(322,900)	(323)	-	-	(3,036)	-	-	(3,359)
Conversion of voting common stock to non-voting common stock	-	-	(214,944)	(215)	214,944	215	-	-	-	-
Dividends on common stock at $0.04 per share	-	-	-	-	-	-	-	(380)	-	(380)
Stock-based compensation	-	-	-	-	-	-	613	-	-	613
Issuance of restricted common stock	-	-	100,000	100	-	-	(100)	-	-	-
Cancellations and forfeiture of restricted common stock	-	-	(47,510)	(48)	-	-	37	-	-	(11)
Balance at June 30, 2016	-	$-	8,089,790	$8,089	1,227,683	$1,228	$83,020	$26,160	$(1,906)	$116,591
Net income	-	-	-	-	-	-	-	12,339	-	12,339
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	274	274
Common stock repurchased	-	-	(645,238)	(645)	-	-	(6,298)	-	-	(6,943)
Conversion of voting common stock to non-voting common stock	-	-	236,489	237	(236,489)	(237)	-	-	-	-
Dividends on common stock at $0.04 per share	-	-	-	-	-	-	-	(357)	-	(357)
Stock-based compensation	-	-	-	-	-	-	945	-	-	945
Issuance of restricted common stock	-	-	170,000	170	-	-	(170)	-	-	-
Cancellations and forfeiture of restricted common stock	-	-	(16,956)	(17)	-	-	4	-	-	(13)
Stock options exercised, net	-	-	6,375	7	-	-	(67)	-	-	(60)
Other	-	-	-	-	-	-	21	-	-	21
Balance at June 30, 2017	-	$-	7,840,460	$7,841	991,194	$991	$77,455	$38,142	$(1,632)	$122,797

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended June 30,
	2017	2016	2015
Operating activities:
Net income	$12,339	$7,619	$7,141
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,594	1,618	717
Loss (gain) recognized on real estate owned, other repossessed collateral and premise and equipment, net	23	255	(428)
Accretion of fair value adjustments on loans, net	(12,093)	(9,384)	(11,899)
Accretion of fair value adjustments on deposits, net	(5)	(6)	(171)
Accretion of fair value adjustments on borrowings, net	115	43	(112)
Amortization of subordinated debt issuance costs	110	-	-
Originations of loans held for sale	(122,924)	(130,010)	(98,383)
Net proceeds from sales of loans held for sale	153,939	134,522	126,430
Gain on sales of residential loans held for sale, net	(1,452)	(1,684)	(1,877)
Gain on sales of SBA and other loans held for sale, net	(5,642)	(4,178)	(2,821)
Amortization of intangible assets	432	477	589
Bank-owned life insurance income, net	(454)	(449)	(440)
Depreciation of premises and equipment	1,449	1,631	1,666
Deferred income tax (benefit) expense	(1,025)	2,122	(1,185)
Stock-based compensation	945	613	705
Amortization of available-for-sale securities, net	1,055	1,025	1,001
Changes in other assets and liabilities:
Other assets	(1,131)	(1,002)	31
Other liabilities	6,715	1,882	556
Net cash provided by operating activities	33,990	5,094	21,520

Investing activities:
Purchases of available-for-sale securities	(19,526)	(45,160)	-
Proceeds from maturities and principal payments on available-for-sale securities	21,204	46,504	11,414
Loan purchases	(112,807)	(99,999)	(82,654)
Loan originations, principal collections, and purchased loan paydowns, net	16,915	28,975	(24,585)
Purchases and disposals of premises and equipment, net	(695)	(1,190)	(1,244)
Proceeds from sales of premises and equipment	-	-	369
Proceeds from sales of real estate owned and other repossessed collateral	759	1,537	2,563
Redemption of Federal Home Loan Bank stock	470	1,694	-
Net cash used in investing activities	(93,680)	(67,639)	(94,137)

Financing activities:
Issuance of subordinated debt, net of debt issuance costs	-	14,512	-
Net increase in deposits	89,423	125,679	100,601
Net decrease in short-term borrowings	-	(2,349)	(635)
Dividends paid on common stock	(357)	(380)	(402)
Repurchase of common stock	(6,943)	(3,359)	(6,666)
Repayment of FHLBB borrowings and wholesale repurchase agreements	(10,000)	(10,000)	(12,500)
Repayment of capital lease obligation	(255)	(240)	(190)
Taxes paid through cancellation of common stock	(52)	(11)	-
Net cash provided by financing activities	71,816	123,852	80,208
Net increase in cash and cash equivalents	12,126	61,307	7,591
Cash and cash equivalents, beginning of year	151,157	89,850	82,259
Cash and cash equivalents, end of year	$163,283	$151,157	$89,850

Supplemental schedule of cash flow information:
Interest paid	$9,502	$7,773	$7,487
Income taxes paid, net	7,670	2,166	5,664

Supplemental schedule of noncash investing and financing activities:
Transfers from loans to real estate owned and other repossessed collateral, net	$2,959	$1,781	$1,764

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

NBN Capital Trust II, NBN Capital Trust III and NBN Capital Trust IV are considered affiliates and are deconsolidated pursuant to criteria established by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 810, Consolidation ("ASC 810"). The investments in these affiliates were $496 thousand in aggregate and are included in other assets.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the determination of fair values in conjunction with the application of loan acquisition accounting, and the on-going evaluation of assets for potential impairment.

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

Cash and Cash Equivalents

For purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents consist of cash and due from banks and short-term investments. The Company is required to maintain a certain reserve balance in the form of cash or deposits with other financial institutions. At June 30, 2017 and 2016, such reserve balances totaled $2.7 million and $4.0 million, respectively.

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

Federal Home Loan Bank Stock

During the periods presented, the Company has owned investments in the stock of the Federal Home Loan Bank of Boston ("FHLBB"). No ready market exists for these stocks, and they have no quoted market values. The Bank, as a member of the FHLBB, is required to maintain investments in the capital stock of the FHLBB equal to their membership base investments plus an activity-based investment determined according to the Bank's level of outstanding FHLBB advances. The Company reviews its investments in FHLBB stock periodically to determine if other-than-temporary impairment exists. The Company reviews recent public filings, rating agency analysis and other factors, when making the determination. As of June 30, 2017 and 2016, no impairment has been recognized.

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

In its mortgage banking activities, the Company sells loans both on a servicing released and servicing retained basis. The Company recognizes as separate assets the rights to service mortgage loans for others, which is classified as servicing rights, net, on the consolidated balance sheet. The Company capitalizes mortgage servicing rights at their allocated cost (based on the relative fair values of the rights and the related loans) upon the sale of the related loans. The Company uses the amortization method to subsequently measure servicing assets. Mortgage servicing rights are amortized over the estimated weighted average life of the loans. The Company's assumptions with respect to prepayments, which affect the estimated average life of the loans, are adjusted quarterly and as necessary to reflect current circumstances. The Company evaluates the estimated life and fair value of its servicing portfolio based on data that is disaggregated to reflect note rate, type, and term on the underlying loans. The Company performs an assessment of capitalized mortgage servicing rights for impairment based on the current fair value of those rights. Fair value of the mortgage servicing rights is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, prepayment speeds and default rates and losses. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income.

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

In its SBA Division activities, the Company recognizes the SBA servicing rights as separate assets, which is classified as servicing rights, net, on the consolidated balance sheet. The Company capitalizes SBA servicing rights at the net present value of the fee income and fee cost spread upon the sale of the related loans. The Company uses the amortization method to subsequently measure servicing assets. The SBA servicing rights are amortized over the estimated weighted average life of the loans. The Company's assumptions with respect to prepayments, which affect the estimated average life of the loans, are adjusted quarterly and as necessary to reflect current circumstances. The Company evaluates the estimated life and fair value of its servicing portfolio based on data that is disaggregated to reflect note rate, type, and term on the underlying loans. The Company performs an assessment of capitalized SBA servicing rights for impairment based on the current fair value of those rights. Fair value of the servicing rights is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, prepayment speeds and default rates and losses. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income.

Loans

Loans are carried at the principal amounts outstanding, or amortized acquired fair value in the case of acquired loans, adjusted by partial charge-offs and net of deferred loan costs or fees. Loan fees and certain direct origination costs are deferred and amortized into interest income over the expected term of the loan using the level-yield method. When a loan is paid off, any unamortized discount or premium is recognized in interest income. Interest income is accrued based upon the daily principal amount outstanding except for loans on nonaccrual status.

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

In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructuring ("TDR"), and therefore by definition is an impaired loan. Concessionary modifications may include adjustments to interest rates, extensions of maturity, and other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. For loans accounted for under ASC 310-30, the Company evaluates whether it has granted a concession by comparing the restructured debt terms to the expected cash flows at acquisition plus any additional cash flows expected to be collected arising from changes in estimate after acquisition. As a result, if an ASC 310-30 loan is modified to be consistent with, or better than, the Company's expectations at acquisition, the modified loan would generally not qualify as a TDR. Nonaccrual loans that are restructured generally remain on nonaccrual status for a minimum period of six months to demonstrate that the borrower can meet the restructured terms. If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status. If the borrower's ability to meet the revised payment schedule is not reasonably assured, the loan is classified as a nonaccrual loan. With limited exceptions, loans classified as TDRs remain classified as such until the loan is paid off.

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

Purchased: Loans in this segment are typically secured by commercial real estate, multi-family residential real estate, or business assets and have been acquired by LASG. Loans acquired by the LASG are, with limited exceptions, performing loans at the date of purchase. Repayment of loans in this segment is largely dependent on cash flow from the successful operation of the property, in the case of non-owner occupied property, or operating business, in the case of owner-occupied property. Loan performance may be adversely affected by factors affecting the general economy or conditions specific to the real estate market, such as geographic location or property type. Loans in this segment are evaluated for impairment under ASC 310-30. The Company reviews expected cash flows from purchased loans on a quarterly basis. The effect of a decline in expected cash flows subsequent to the acquisition of the loan is recognized through a specific allocation in the allowance for loan losses.

The general component of the allowance for loan losses for originated loans is based on historical loss experience adjusted for qualitative factors stratified by loan segment. The Company does not weight periods used in that analysis to determine the average loss rate in each portfolio segment. This historical loss factor is adjusted for the following qualitative factors:

•	Levels and trends in delinquencies and non-performing loans;

•	Trends in the volume and nature of loans;

•	Trends in credit terms and policies, including underwriting standards, procedures and practices, and the experience and ability of lending management and staff;

•	Trends in portfolio concentration;

•	National and local economic trends and conditions;

•	Effects of changes or trends in internal risk ratings; and

•	Other effects resulting from trends in the valuation of underlying collateral.

There were no significant changes in the Company's policies or methodology pertaining to the general component of the allowance for loan losses during the years ended June 30, 2017 or 2016.

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

Bank-Owned Life Insurance

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, unrealized losses related to factors other than credit on debt securities, unrealized gains and losses on cash flow hedges and deferred gains on hedge accounting transactions.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2015-14, Revenue from Contracts with Customers (Topic 606) (“ASU 2015-14”) was issued in August 2015 which defers adoption to annual reporting periods beginning after December 15, 2017. The timing of the Company’s revenue recognition is not expected to materially change. The Company’s largest portions of revenue, interest and fees on loans and gain on sales of loans, are specifically excluded from the scope of the guidance, and the Company currently recognizes the majority of the remaining revenue sources in a manner that management believes is consistent with the new guidance. Because of this, management believes that revenue recognized under the new guidance will generally approximate revenue recognized under current GAAP. These observations are subject to change as the evaluation is completed.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. Entities will be required to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within the fiscal year. The Company is currently evaluating the impact of the adoption of ASU 2016-02 to determine the potential impact it will have on its consolidated financial statements. The Company’s assets and liabilities will increase based on the present value of the remaining lease payments for leases in place at the adoption date; however, this is not expected to be material to the Company’s results of operations.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Entities will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) (“ASU 2016-13”). This guidance is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this guidance replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU will be effective for fiscal years beginning after December 15, 2019. Early adoption is available as of the fiscal year beginning after December 15, 2018. The Company is evaluating the provisions of the guidance, and will closely monitor developments and additional guidance to determine the potential impact on the Company’s consolidated financial statements. Management is in the process of identifying the methodologies and the additional data requirements necessary to implement the guidance and plans to engage an existing third party service provider to assist in implementation.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”). This guidance clarifies and provides guidance on several cash receipt and cash payment classification issues, including debt prepayment and extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The amendments in this guidance are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”). This guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this guidance are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20) (“ASU 2017-08”). This guidance amends the amortization period for certain purchased callable debt securities held at a premium, and shortens the amortization period for the premium to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The amendments in this guidance are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

2. Securities Available-for-Sale

The following presents a summary of the amortized cost, gross unrealized holding gains and losses, and fair value of securities available for sale.

	June 30, 2017
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Government agency securities	$57,401	$-	$(233)	$57,168
Agency mortgage-backed securities	33,523	-	(620)	32,903
Other investments measured at net asset value	6,717	-	(95)	6,622
Total	$97,641	$-	$(948)	$96,693

	June 30, 2016
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Government agency securities	$51,948	$98	$-	$52,046
Agency mortgage-backed securities	43,330	90	(52)	43,368
Other investments measured at net asset value	5,097	61	-	5,158
Total	$100,375	$249	$(52)	$100,572

At June 30, 2017, the Company held no securities of any single issuer (excluding the U. S. Government and federal agencies) with a book value that exceeded 10% of shareholders’ equity.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on sale. There were no securities sold during fiscal 2017 or fiscal 2016. At June 30, 2017, no investment securities were pledged as collateral to secure outstanding FHLBB advances.

The following summarizes the Company’s gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2017
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government agency securities	$57,168	$(233)	$-	$-	$57,168	$(233)
Agency mortgage-backed securities	19,571	(298)	13,332	(322)	32,903	(620)
Other investments measured at net asset value	5,115	(95)	-	-	5,115	(95)
Total	$81,854	$(626)	$13,332	$(322)	$95,186	$(948)

June 30, 2016
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Dollars in thousands)
U.S. Government agency securities	$-	$-	$-	$-	$-	$-
Agency mortgage-backed securities	-	-	25,350	(52)	25,350	(52)
Other investments measured at net asset value	-	-	-	-	-	-
Total	$-	$-	$25,350	$(52)	$25,350	$(52)

There were no other-than-temporary impairment losses on securities during the years ended June 30, 2017, 2016, and 2015.

At June 30, 2017, the Company had seven securities in a continuous loss position for greater than twelve months. At June 30, 2017, all of the Company’s available-for-sale securities were issued or guaranteed by either government agencies or government-sponsored enterprises. The decline in fair value of the Company’s available-for-sale securities at June 30, 2017 is attributable to changes in interest rates.

In addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company’s investment portfolio, management of the Company also considers the Company’s ability and intent to hold such securities to maturity or recovery of cost. At June 30, 2017, the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the investment securities before recovery of its amortized cost. As such, management does not believe any of the Company’s available-for-sale securities are other-than-temporarily impaired at June 30, 2017.

The investments measured at net asset value include a fund that seeks to invest in securities either issued or guaranteed by the U.S. government or its agencies, as well as a fund that primarily invests in the federally guaranteed portion of SBA 7(a) loans that adjust quarterly or monthly and are indexed to the Prime Rate. The underlying composition of these funds is primarily government agencies, other investment-grade investments, or the guaranteed portion of SBA 7(a) loans, as applicable. As of June 30, 2017, the effective duration of the fund that seeks to invest in securities either issued or guaranteed by the U.S. government or its agencies is 4.97 years.

The amortized cost and fair values of available-for-sale debt securities by contractual maturity are shown below as of June 30, 2017. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within one year	$26,306	$26,225
Due after one year through five years	36,496	36,297
Due after five years through ten years	10,534	10,369
Due after ten years	17,588	17,180
Total	$90,924	$90,071

3. Loans, Allowance for Loan Losses and Credit Quality

The composition of the Company’s loan portfolio is as follows on the dates indicated.

	June 30, 2017			June 30, 2016
	Originated	Purchased	Total	Originated	Purchased	Total
	(Dollars in thousands)
Residential real estate	$83,759	$3,377	$87,136	$93,391	$2,559	$95,950
Home equity	13,931	101	14,032	18,012	-	18,012
Commercial real estate	256,280	241,724	498,004	189,616	236,952	426,568
Commercial and industrial	174,468	1,186	175,654	145,758	198	145,956
Consumer	4,369	-	4,369	5,950	-	5,950
Total loans	$532,807	$246,388	$779,195	$452,727	$239,709	$692,436

Total loans include deferred loan origination costs, net, of $507 thousand as of June 30, 2017 and loan origination fees, net, of $58 thousand as of June 30, 2016.

Loans pledged as collateral with the FHLBB for outstanding borrowings and additional borrowing capacity totaled $163.5 million and $106.2 million at June 30, 2017 and 2016, respectively.

During the year ended June 30, 2017, the Company sold a commercial loan portfolio of $18.3 million for a net gain of $365 thousand.

Related Party Loans

Certain of the Company's related parties are credit customers of the Company in the ordinary course of business. All loans and commitments included in such transactions are on such terms, including interest rates, repayment terms and collateral, as those prevailing at the time for comparable transactions with persons who are not affiliated with the Bank and do not involve more than a normal risk of collectability or present other features unfavorable to the Bank.

As of June 30, 2017 and 2016, the outstanding loan balances to directors, officers, principal shareholders and their associates were $208 thousand and $282 thousand, respectively. All loans to these related parties were current and accruing at those dates.

Past Due and Nonaccrual Loans

The following is a summary of past due and non-accrual loans:

	June 30, 2017
			Past Due	Past Due
			90 Days or	90 Days or	Total			Non-
	30-59	60-89	More-Still	More-	Past	Total	Total	Accrual
	Days	Days	Accruing	Nonaccrual	Due	Current	Loans	Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$141	$574	$-	$1,398	$2,113	$81,646	$83,759	$3,337
Home equity	49	-	-	58	107	13,824	13,931	58
Commercial real estate	2,266	-	-	124	2,390	253,890	256,280	413
Commercial and industrial	-	-	-	2,433	2,433	172,035	174,468	2,600
Consumer	69	50	-	32	151	4,218	4,369	103
Total originated portfolio	2,525	624	-	4,045	7,194	525,613	532,807	6,511
Purchased portfolio:
Residential real estate and home equity	-	1,082	-	16	1,098	2,380	3,478	1,056
Commercial and industrial	-	-	-	-	-	1,186	1,186	32
Commercial real estate	173	1,997	-	2,922	5,092	236,632	241,724	6,364
Total purchased portfolio	173	3,079	-	2,938	6,190	240,198	246,388	7,452
Total loans	$2,698	$3,703	$-	$6,983	$13,384	$765,811	$779,195	$13,963

	June 30, 2016
			Past Due	Past Due
			90 Days or	90 Days or	Total			Non-
	30-59	60-89	More-Still	More-	Past	Total	Total	Accrual
	Days	Days	Accruing	Nonaccrual	Due	Current	Loans	Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$302	$910	$-	$1,555	$2,767	$90,624	$93,391	$2,613
Home equity	146	-	-	48	194	17,818	18,012	48
Commercial real estate	132	-	-	188	320	189,296	189,616	474
Commercial and industrial	-	-	-	15	15	145,743	145,758	17
Consumer	73	56	-	74	203	5,747	5,950	163
Total originated portfolio	653	966	-	1,880	3,499	449,228	452,727	3,315
Purchased portfolio:
Residential real estate	-	-	-	-	-	2,559	2,559	1,125
Commercial and industrial	-	-	-	-	-	198	198	-
Commercial real estate	-	19	-	3,387	3,406	233,546	236,952	3,387
Total purchased portfolio	-	19	-	3,387	3,406	236,303	239,709	4,512
Total loans	$653	$985	$-	$5,267	$6,905	$685,531	$692,436	$7,827

Allowance for Loan Losses and Impaired Loans

The following table sets forth activity in the Company’s allowance for loan losses:

	Year Ended June 30, 2017
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$663	$1,195	$297	$62	$133	$-	$2,350
Provision	(33)	1,099	207	54	267	-	1,594
Recoveries	33	21	16	38	-	-	108
Charge-offs	(186)	(3)	-	(101)	(97)	-	(387)
Ending balance	$477	$2,312	$520	$53	$303	$-	$3,665

	Year Ended June 30, 2016
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$741	$694	$117	$35	$283	$56	$1,926
Provision	21	547	243	76	787	(56)	1,618
Recoveries	35	5	14	17	-	-	71
Charge-offs	(134)	(51)	(77)	(66)	(937)	-	(1,265)
Ending balance	$663	$1,195	$297	$62	$133	$-	$2,350

	Year Ended June 30, 2015
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$580	$358	$48	$79	$268	$34	$1,367
Provision	344	335	38	(37)	15	22	717
Recoveries	24	1	34	21	-	-	80
Charge-offs	(207)	-	(3)	(28)	-	-	(238)
Ending balance	$741	$694	$117	$35	$283	$56	$1,926

The following table sets forth information regarding the allowance for loan losses by portfolio segment and impairment methodology.

	June 30, 2017
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$252	$147	$149	$4	$-	$-	$552
Collectively evaluated	225	2,165	371	49	-	-	2,810
ASC 310-30	-	-	-	-	303	-	303
Total	$477	$2,312	$520	$53	$303	$-	$3,665

Loans:
Individually evaluated	$5,676	$1,759	$2,694	$296	$-	$-	$10,425
Collectively evaluated	92,014	254,521	171,774	4,073	-	-	522,382
ASC 310-30	-	-	-	-	246,388	-	246,388
Total	$97,690	$256,280	$174,468	$4,369	$246,388	$-	$779,195

	June 30, 2016
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$386	$59	$2	$23	$-	$-	$470
Collectively evaluated	277	1,136	295	39	-	-	1,747
ASC 310-30	-	-	-	-	133	-	133
Total	$663	$1,195	$297	$62	$133	$-	$2,350

Loans:
Individually evaluated	$5,039	$1,686	$17	$362	$-	$-	$7,104
Collectively evaluated	106,364	187,930	145,741	5,588	-	-	445,623
ASC 310-30	-	-	-	-	239,709	-	239,709
Total	$111,403	$189,616	$145,758	$5,950	$239,709	$-	$692,436

The following table sets forth information regarding impaired loans. Loans accounted for under ASC 310-30 that have performed based on cash flow and accretable yield expectations determined at date of acquisition are not considered impaired assets and have been excluded from the tables below.

	June 30, 2017			June 30, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$4,052	$4,084	$-	$3,192	$3,299	$-
Consumer	250	271	-	257	282	-
Commercial real estate	359	354	-	451	453	-
Commercial and industrial	1,870	1,870	-	15	15	-
Purchased:
Residential real estate	1,056	1,099	-	1,125	1,125	-
Commercial real estate	8,696	11,468		4,574	4,886	-
Commercial and industrial	32	65	-	-	-	-
Total	16,315	19,211	-	9,614	10,060	-

Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,624	1,595	252	1,847	1,802	386
Consumer	46	55	4	105	112	23
Commercial real estate	1,400	1,388	147	1,235	1,223	59
Commercial and industrial	824	824	149	2	2	2
Purchased:
Commercial real estate	3,528	3,929	176	1,484	1,812	66
Commercial and industrial	94	108	55	-	-	-
Total	7,516	7,899	783	4,673	4,951	536
Total impaired loans	$23,831	$27,110	$783	$14,287	$15,011	$536

The following tables set forth information regarding interest income recognized on impaired loans.

	Year Ended June 30,
	2017
	Average	Interest
	Recorded	Income
	Investment	Recognized
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$3,775	$106
Consumer	225	14
Commercial real estate	454	19
Commercial and industrial	1,195	33
Purchased:
Residential real estate	1,086	1
Commercial real estate	6,474	267
Commercial and industrial	28	-
Total	13,237	440
Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,798	117
Consumer	77	7
Commercial real estate	1,219	100
Commercial and industrial	532	13
Purchased:
Commercial real estate	1,636	86
Commercial and industrial	35	2
Total	5,297	325
Total impaired loans	$18,534	$765

	Year Ended June 30,
	2016		2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$2,584	$151	$1,490	$92
Consumer	255	27	226	80
Commercial real estate	978	31	1,436	71
Commercial and industrial	9	-	1	1
Purchased:
Residential real estate	563	51	-	-
Commercial real estate	6,123	140	5,265	249
Total	10,512	400	8,418	493
Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,984	96	1,715	87
Consumer	53	3	20	17
Commercial real estate	1,056	63	1,029	59
Commercial and industrial	1	-	-	-
Purchased:
Commercial real estate	1,346	83	1,549	41
Total	4,440	245	4,313	204
Total impaired loans	$14,952	$645	$12,731	$697

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

On an annual basis, or more often if needed, the Company formally reviews the credit quality and ratings of all loans subject to risk ratings. Semi-annually, the Company engages an independent third-party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process. Risk ratings on purchased loans, with and without evidence of credit deterioration at acquisition, are determined relative to the Company’s recorded investment in that loan, which may be significantly lower than the loan’s unpaid principal balance.

The following tables present the Company’s loans by risk rating.

	June 30, 2017
	Originated Portfolio
	Commercial Real Estate	Commercial and Industrial	Residential Real Estate(1)	Purchased Portfolio	Total
	(Dollars in thousands)
Pass (1- 6)	$253,041	$171,160	$10,039	$229,980	$664,220
Special mention (7)	2,686	2,483	71	9,622	14,862
Substandard (8)	554	825	803	6,786	8,968
Doubtful (9)	-	-	19	-	19
Loss (10)	-	-	-	-	-
Total	$256,281	$174,468	$10,932	$246,388	$688,069

	June 30, 2016
	Originated Portfolio
	Commercial Real Estate	Commercial and Industrial	Residential Real Estate(1)	Purchased Portfolio	Total
	(Dollars in thousands)
Pass (1- 6)	$186,165	$142,451	$7,659	$227,895	$564,170
Special mention (7)	2,493	3,290	431	7,147	13,361
Substandard (8)	958	17	537	4,667	6,179
Doubtful (9)	-	-	23	-	23
Loss (10)	-	-	-	-	-
Total	$189,616	$145,758	$8,650	$239,709	$583,733

(1)	Certain loans made for commercial purposes, but secured by residential collateral, are rated under the Company’s risk-rating system.

Troubled Debt Restructurings

The following table shows the Company’s post-modification balance of TDRs by type of modification.

	Year Ended June 30,
	2017		2016
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
Extended maturity	9	$4,537	-	$-
Adjusted interest rate	6	424	4	129
Rate and maturity	5	1,317	9	1,297
Principal deferment	3	1,978	-	-
Court ordered concession	-	-	-	-
Total	23	$8,256	13	$1,426

The following table shows loans modified in a TDR and the change in the recorded investment subsequent to the modifications.

	Year Ended June 30,
	2017			2016
		Recorded	Recorded		Recorded	Recorded
	Number of	Investment	Investment	Number of	Investment	Investment
	Contracts	Pre-Modification	Post-Modification	Contracts	Pre-Modification	Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	9	$964	$1,084	9	$502	$533
Home equity	-	-	-	-	-	-
Commercial real estate	2	195	195	1	154	154
Commercial and industrial	2	1,867	1,937	1	2	2
Consumer	-	-	-	1	19	19
Total originated portfolio	13	3,026	3,216	12	677	708

Purchased portfolio:
Commercial real estate	9	4,895	4,946	1	718	-
Commercial and industrial	1	94	94	-	-	718
Total purchased portfolio	10	4,989	5,040	1	718	718
Total	23	$8,015	$8,256	13	$1,395	$1,426

As of June 30, 2017, there were no further commitments to lend to borrowers associated with loans modified in a TDR.

The Company considers TDRs past due 90 days or more to be in payment default. No loans modified in a TDR in the last twelve months defaulted during the year ended June 30, 2017, compared to one loan during the twelve months ended June 30, 2016, with an aggregate balance of $8 thousand.

ASC 310-30 Loans

The following tables present a summary of loans accounted for under ASC 310-30 that were acquired by the Company during the period indicated.

	Year Ended June 30, 2017	Year Ended June 30, 2016	Year Ended June 30, 2015
	(Dollars in thousands)
Contractually required payments receivable	$175,274	$148,394	$128,452
Nonaccretable difference	(4,518)	(2,050)	(2,042)
Cash flows expected to be collected	170,756	146,344	126,410
Accretable yield	(57,949)	(46,345)	(43,756)
Fair value of loans acquired	$112,807	$99,999	$82,654

Certain of the loans accounted for under ASC 310-30 that were acquired by the Company are not accounted for using the income recognition model because the Company cannot reasonably estimate cash flows expected to be collected. When acquired these loans are placed on non-accrual. The carrying amounts of such loans are as follows.

	As of and for the Year Ended June 30, 2017	As of and for the Year Ended June 30, 2016	As of and for the Year Ended June 30, 2015
	(Dollars in thousands)
Loans acquired during the period	$1,850	$424	$357
Loans at end of period	6,582	4,512	6,127

The following tables summarize the activity in the accretable yield for loans accounted for under ASC 310-30.

	Year Ended June 30, 2017	Year Ended June 30, 2016	Year Ended June 30, 2015
	(Dollars in thousands)
Beginning balance	$124,151	$111,449	$109,040
Acquisitions	57,949	46,345	43,756
Accretion	(18,468)	(16,900)	(16,886)
Reclassifications from non-accretable difference to accretable yield	6,109	7,079	157
Disposals and other changes	(38,544)	(23,822)	(24,618)
Ending balance	$131,197	$124,151	$111,449

The following table provides information related to the unpaid principal balance and carrying amounts of ASC 310-30 loans.

	June 30, 2017	June 30, 2016
Unpaid principal balance	$271,709	$267,985
Carrying amount	239,583	237,054

4. Transfers and Servicing of Financial Assets

The Company sells loans in the secondary market and, for certain loans, retains the servicing responsibility. Consideration for the sale includes the cash received as well as the related servicing rights asset. The Company receives fees for the services provided.

Capitalized servicing rights as of June 30, 2017 totaled $2.8 million, compared to $1.8 million as of June 30, 2016, and are classified as servicing rights, net, on the consolidated balance sheets.

Mortgage loans sold in the year ended June 30, 2017 totaled $74.7 million, compared to $89.1 million in the year ended June 30, 2016. Mortgage loans serviced for others totaled $10.7 million at June 30, 2017 and $12.9 million at June 30, 2016. Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $25.2 million and $35.9 million at June 30, 2017 and June 30, 2016, respectively.

SBA loans sold during the year ended June 30, 2017 totaled $53.8 million, compared to $39.1 million in the year ended June 30, 2016. SBA loans serviced for others totaled $144.4 million at June 30, 2017 and $80.8 million at June 30, 2016.

During the year ended June 30, 2017, the Company sold a commercial loan portfolio of $18.3 million, where servicing was not retained.

Mortgage and SBA loans serviced for others are accounted for as sales and therefore are not included in the accompanying consolidated balance sheets. The risks inherent in mortgage servicing assets and SBA servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.

Contractually specified servicing fees were $988 thousand, $649 thousand, and $471 thousand for the years ended June 30, 2017, 2016 and 2015, respectively, and were included as a component of fees for other services to customers within non-interest income.

The significant assumptions used in the valuation for mortgage servicing rights as of June 30, 2017 included a weighted average discount rate of 7.3% and a weighted average prepayment speed assumption of 14.5%. For the SBA servicing rights, the significant assumptions used in the valuation included a discount rate, ranging from 9.4% to 13.6% and a weighted average prepayment speed assumption of 7.9%.

Residential mortgage servicing rights activity was as follows:

June 30, 2017
(Dollars in thousands)
Balance, June 30, 2014	$64
Amortization	(27)
Balance, June 30, 2015	37
Amortization	(20)
Balance, June 30, 2016	17
Amortization	(10)
Balance, June 30, 2017	$7

SBA servicing rights activity was as follows:

June 30, 2017
(Dollars in thousands)
Balance, June 30, 2014	$236
Additions	940
Amortization	(80)
Impairment	(19)
Balance, June 30, 2015	1,077
Additions	1,230
Disposals	(38)
Amortization	(52)
Impairment	(463)
Balance, June 30, 2016	1,754
Additions	1,529
Amortization	(224)
Impairment	(220)
Balance, June 30, 2017	$2,839

5. Premises and Equipment

Premises and equipment consists of the following:

	June 30, 2017	June 30, 2016	Estimated Useful Life
	(Dollars in thousands)		(In years)
Land	$767	$804		n/a
Buildings	1,755	1,760		39
Assets recorded under capital lease	1,850	1,850		Term of lease
Leasehold and building improvements	3,150	3,452	5	-	39 (or term of lease, if shorter)
Furniture, fixtures and equipment	8,274	7,962	3	-	7
Total	15,796	15,828
Less accumulated depreciation	8,859	8,027
Net premises and equipment	$6,937	$7,801

Depreciation and amortization of premises and equipment included in occupancy and equipment expense was $1.4 million for the year ended June 30, 2017, $1.6 million for the year ended June 30, 2016 and $1.7 million for the year ended June 30, 2015.

6. Intangible Assets

At June 30, 2017 and 2016, intangible assets consisted of a core deposit intangible. The Company’s core deposit intangible is being amortized on an accelerated basis over 9.5 years, with an estimated remaining life of 3 years.

The changes in the carrying amount of the core deposit intangible follow:

June 30, 2017
(Dollars in thousands)
June 30, 2014	$2,798
Amortization	(589)
June 30, 2015	$2,209
Amortization	(477)
June 30, 2016	$1,732
Amortization	(432)
June 30, 2017	$1,300

The components of core deposit intangible follow:

	June 30, 2017	June 30, 2016
	(Dollars in thousands)
Core Deposit Intangible:
Gross carrying amount	$6,348	$6,348
Accumulated amortization	(5,048)	(4,616)
Intangible asset, net	$1,300	$1,732

Expected annual amortization expense associated with the core deposit intangible over the period of estimated economic benefit is as follows:

Fiscal Year	Expected Amortization Expense
(Dollars in thousands)
2018	433
2019	433
2020	434
Total	$1,300

7. Deposits

The composition of deposits is as follows:

	June 30, 2017	June 30, 2016
	(Dollars in thousands)
Demand	$69,827	$66,686
NOW	71,247	71,148
Money market	374,569	275,437
Regular savings	37,170	36,070
Time certificates of less than $100 thousand	65,578	72,190
Time certificates of greater than or equal to $100 thousand	271,459	278,901
Total deposits	$889,850	$800,432

There were no time deposits greater than $250 thousand as of June 30, 2017 and June 30, 2016.

The scheduled maturities of time certificates by fiscal year are as follows:

Fiscal Year	June 30, 2017
(Dollars in thousands)
2018	219,901
2019	74,646
2020	23,540
2021	7,464
Thereafter	11,486
Total	$337,037

8. Borrowings

Federal Home Loan Bank Advances

A summary of advances from the Federal Home Loan Bank of Boston follows:

Maturity	Unpaid Principal Balance		Carrying Amount(1)		Weighted Average Interest Rate
By Fiscal	2017	2016	2017	2016	2017	2016
Year	(Dollars in thousands)
2017	$-	$25,000	$-	$25,037	-	2.10%
2018	20,000	5,000	20,011	5,038	1.94%	4.29%
	$20,000	$30,000	$20,011	$30,075	1.94%	2.46%

(1)

The difference between the carrying amount and the unpaid principal balance is the result of purchase accounting.

The premium or discount is being amortized or accreted as interest expense over the instrument’s contractual life.

At June 30, 2017, no FHLBB advances were subject to call provisions and as such, they may not be called prior to the stated maturity.

Certain mortgage loans, free of liens, pledges and encumbrances have been pledged under a blanket agreement to secure these advances. The Company is required to own stock in the Federal Home Loan Bank of Boston in order to borrow from the FHLBB.

At June 30, 2017, the Company had approximately $67.9 million of additional capacity to borrow from the FHLBB.

Capital Lease Obligation

In fiscal 2006, the Company recognized a capital lease obligation for its Lewiston, Maine, headquarters. The present value of the lease payments over fifteen years exceeded 90% of the fair value of the property.

The outstanding capital lease obligations are as follows for years ending June 30:

Capital Lease Obligation
(Dollars in thousands)
2018	$306
2019	306
2020	306
2021	25
Total	943
Imputed interest	(70)
Capital lease obligation	$873

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

The following table summarizes the Junior Subordinated Debentures issued by the Company to each affiliated trust and the Private Trust Securities issued by each affiliated trust as of June 30, 2017 and June 30, 2016. Amounts include the junior subordinated debentures acquired by the affiliated trusts from the Company with the capital contributed by the Company in exchange for the common securities of such trust, which were $93 thousand each for NBN Capital Trust II and III and $310 thousand for NBN Capital Trust IV. The trust preferred securities (the "Preferred Securities") were sold in two separate private placement offerings. The Company has the right to redeem the Junior Subordinated Debentures, in whole or in part, on or after March 30, 2009, for NBN Capital Trust II and III, and on or after February 23, 2010, for NBN Capital Trust IV, at the redemption price specified in the associated Indenture, plus accrued but unpaid interest to the redemption date.

	Maturity Date	Unpaid Principal Balance		Carrying Amount(1)
		2017	2016	2017	2016
		(Dollars in thousands)
NBN Capital Trust II	March 30, 2034	$3,093	$3,093	$1,901	$1,868
NBN Capital Trust III	March 30, 2034	3,093	3,093	1,901	1,868
NBN Capital Trust IV	February 23, 2035	10,310	10,310	5,209	5,083
		$16,496	$16,496	$9,011	$8,819

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

Subordinated Notes

On June 29, 2016, the Company entered into a Subordinated Note Purchase Agreement with certain institutional accredited investors (the “Purchasers”) whereby the Company sold and issued $15.05 million in aggregate principal amount of 6.75% fixed-to-floating subordinated notes due 2026 (the “Notes”). The Notes were issued by the Company to the Purchasers at a price equal to 100% of their face amount. Issuance costs were $552 thousand and have been netted against Subordinated Debt on the consolidated balance sheet. These costs are being amortized over five years, which represents the period from issuance to the first redemption date of July 1, 2021. Total amortization expense for the year ended June 30, 2017 was $110 thousand, with $442 thousand remaining to be amortized as of June 30, 2017.

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

As of June 30, 2017 and 2016, the most recent notification from the Company's and the Bank's regulator categorized the Company and the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Company and the Bank must maintain minimum Common equity tier 1 capital, total capital, Tier 1 capital and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's regulatory designation as "well-capitalized" under the regulatory framework for prompt corrective action.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios as set forth in the table below. At June 30, 2017 and 2016, the Company's and the Bank's ratios exceeded the regulatory requirements. Management believes that the Company and the Bank met all capital adequacy requirements to which they were subject as of June 30, 2017 and 2016. The Company's and the Bank's regulatory capital ratios are set forth below.

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions			Minimum Capital Ratio with Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount		Ratio	Ratio
	(Dollars in thousands)
June 30, 2017:
Common equity tier 1 capital to risk weighted assets:
Company	$123,442	16.00%	$34,714	>4.5%	$	N/A	N/A	7.0%
Bank	138,744	17.98%	34,727	>4.5%		50,162	>6.5%	7.0%

Total capital to risk weighted assets:
Company	150,269	19.48%	61,715	>8.0%		N/A	N/A	10.5%
Bank	142,447	18.46%	61,737	>8.0%		77,172	>10.0%	10.5%

Tier 1 capital to risk weighted assets:
Company	131,958	17.11%	46,286	>6.0%		N/A	N/A	8.5%
Bank	138,744	17.98%	46,303	>6.0%		61,737	>8.0%	8.5%

Tier 1 capital to average assets:
Company	131,958	12.81%	41,215	>4.0%		N/A	N/A	4.0%
Bank	138,744	13.46%	41,238	>4.0%		51,547	>5.0%	4.0%

June 30, 2016:
Common equity tier 1 capital to risk weighted assets:
Company	$126,046	17.97%	$31,559	>4.5%	$	N/A	N/A	7.0%
Bank	117,212	16.69%	31,611	>4.5%		45,660	>6.5%	7.0%

Total capital to risk weighted assets:
Company	142,988	20.39%	56,105	>8.0%		N/A	N/A	10.5%
Bank	119,971	17.08%	56,197	>8.0%		70,246	>10.0%	10.5%

Tier 1 capital to risk weighted assets:
Company	126,046	17.97%	42,079	>6.0%		N/A	N/A	8.5%
Bank	117,212	16.69%	42,148	>6.0%		56,197	>8.0%	8.5%

Tier 1 capital to average assets:
Company	126,046	13.27%	38,006	>4.0%		N/A	N/A	4.0%
Bank	117,212	12.33%	38,022	>4.0%		47,528	>5.0%	4.0%

In addition to the minimum regulatory capital required for capital adequacy purposes included in the table above, the Company is required to maintain a capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer was 0.625% on January 1, 2016 and will increase by 0.625% each year until it reaches 2.5% on January 1, 2019.

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

11.     Earnings Per Common Share (“EPS”)

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

	Year ended June 30,
	2017	2016	2015
	(Dollars in thousands, except share and per share data)
Net income	$12,339	$7,619	$7,141

Weighted average shares used in calculation of basic earnings per share	8,898,448	9,474,999	9,980,733
Incremental shares from assumed exercise of dilutive securities	54,166	9,636	-
Weighted average shares used in calculation of diluted earnings per share	8,952,614	9,484,635	9,980,733

Earnings per common share:	$1.39	$0.80	$0.72
Diluted earnings per common share:	$1.38	$0.80	$0.72

For the years ended June 30, 2017, 2016, and 2015, the following stock options were excluded from the calculation of diluted EPS due to the exercise price of these options exceeding the average market price of the Company's common stock for the period. These options, which were not dilutive at that date, may potentially dilute EPS in the future.

	Year ended June 30,
	2017	2016	2015
Stock options	642,641	714,545	1,059,721

12.     Income Taxes

The current and deferred components of income tax expense follows:

	Year Ended June 30,
	2017	2016	2015
	(Dollars in thousands)
Current provision
Federal	$7,071	$1,544	$4,282
State	1,753	438	898
Total current provision	8,824	1,982	5,180
Deferred expense (benefit)
Federal	(792)	1,761	(901)
State	(233)	361	(284)
Total deferred (benefit) expense	(1,025)	2,122	(1,185)
Total tax provision	$7,799	$4,104	$3,995

The reconciliation between the statutory federal income tax rate of 35% for fiscal 2017 and 34% for fiscal 2016 and 2015, and the effective tax rate on income follows:

	Year Ended June 30,
	2017	2016	2015
	(Dollars in thousands)
Expected income tax expense at federal tax rate	$7,048	$3,986	$3,786
State tax, net of federal tax benefit	988	527	379
Non-taxable BOLI income	(159)	(153)	(150)
Low-income housing tax credit, net of adoption of ASU 2014-01	(40)	(42)	(42)
Tax exempt interest income	(76)	(76)	(76)
Other	38	(138)	98
Total tax provision	$7,799	$4,104	$3,995

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30 follows:

	June 30,
	2017	2016
	(Dollars in thousands)
Deferred tax assets
Allowance for loan losses	$1,462	$899
Loan basis differential	1,242	1,322
Time deposit basis differential	-	2
Capital lease	348	431
Compensation and benefits	1,425	937
Stock-based compensation	1,651	1,314
Unrealized loss on derivatives	640	1,243
Unrealized loss on available for sale securities	360	-
Interest on nonperforming loans	418	313
Other	585	701
Gross deferred tax asset	8,131	7,162
Less: valuation allowance	-	-
Total deferred tax assets	8,131	7,162
Deferred tax liabilities
Unrealized gain on available for sale securities	-	75
Intangible assets	519	662
Prepaid expenses	385	300
Premises and equipment	926	1,239
Borrowings basis differential	2,943	2,863
Other	1,135	677
Total deferred tax liability	5,908	5,816
Net deferred tax asset	$2,223	$1,346

The net deferred tax asset was included in other assets in the accompanying balance sheet as of June 30, 2017 and June 30, 2016.

In accordance with ASC 740, Income Taxes, deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the tax benefit depends upon the existence of sufficient taxable income within the carry-back and future periods. The Company believes that it is more likely than not that the net deferred tax asset as of June 30, 2017 will be realized, based upon the ability to generate future taxable income as well as the availability of current and historical taxable income.

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

	Tax Position	Interest and Penalties	Total
	(Dollars in thousands)
Balance, June 30, 2014	$101	$12	$113
Reduction of tax positions for prior years	-	-	-
Increase for prior year tax position	8	6	14
Increase for current year tax position	-	-	-
Balance, June 30, 2015	$109	$18	$127
Reduction of tax positions for prior years	(42)	(4)	(46)
Increase for prior year tax position	-	-	-
Increase for current year tax position	-	-	-
Balance, June 30, 2016	$67	$14	$81
Reduction of tax positions for prior years	(67)	(14)	(81)
Increase for prior year tax position	-	-	-
Increase for current year tax position	-	-	-
Balance, June 30, 2017	$-	$-	$-

The Company is currently open to audit under the statute of limitations by the IRS and state taxing authorities for the fiscal 2014 tax return and forward.

13.     Employee Benefit Plans

401(k) Plan

The Company offers a contributory 401(k) plan that is available to all full-time salaried and hourly-paid employees who have attained age 18, and completed 90 days of employment. Employees may contribute up to 100% of their base compensation, subject to IRS limitations. The Company will match 50% of each employee's contribution up to the first 6% contributed. For the years ended June 30, 2017, 2016, and 2015, the Company contributed $355 thousand, $331 thousand and $315 thousand, respectively.

Deferred Compensation

The Company has individual deferred compensation agreements with five former senior officers. The Company recognized deferred compensation expense of $31 thousand, $31 thousand and $30 thousand for the years ended June 30, 2017, 2016 and 2015, respectively. At June 30, 2017, 2016 and 2015, the Company's deferred compensation liability was $540 thousand, $541 thousand and $512 thousand, respectively.

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

●	Minimum vesting periods are required for grants of restricted stock, restricted stock units and performance share awards; and
●	The term of the Restated Plan will now expire on November 28, 2022, while grants of incentive options under the Restated Plan may be made until September 21, 2022.

A summary of stock option activity for the year ended June 30, 2017 follows:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	963,603	$12.83
Granted	-	-
Exercised	(59,404)	13.93
Forfeited	(13,333)	9.30
Outstanding at end of year	890,866	12.81
Exercisable	506,911	12.46

	Shares	Weighted Average Grant Date Fair Value
Exercisable, beginning of year	466,385	$3.48
Vested	99,930	2.40
Exercised	(59,404)	3.85
Forfeited or expired	-	-
Exercisable, end of year	506,911	3.18

There were no options granted in the year ended June 30, 2017 or June 30, 2016.

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

The incremental expense resulting from the modification was calculated as the difference between the stock option’s fair value immediately before and after the modification using the Hull-White option pricing model and the following weighted-average assumptions:

Assumptions:
Dividend yield		3.72%
Expected life (in years)		7.8
Expected volatility	28.45%	-	32.84%
Risk-free interest rate	0.07%	-	1.54%
Incremental weighted average fair value per option		$0.52

The following table summarizes information about stock options outstanding at June 30, 2017:

Options Outstanding				Options Exercisable
(Dollars in thousands, except per share data)
Weighted Average Exercise Price	Number	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value	Weighted Average Exercise Price	Number	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
$9.30	6,667	0.04	$74	$9.30	6,667	0.04	$74
9.38	195,999	5.59	2,150	9.38	130,666	5.59	1,433
9.38	33,059	1.50	363	9.38	33,059	1.50	363
12.63	12,500	4.58	96	12.63	12,500	4.58	97
13.93	480,631	3.50	3,086	13.93	243,015	3.50	1,560
14.52	162,010	2.73	944	14.52	81,004	2.73	472
12.81	890,866	3.74	$6,713	12.46	506,911	3.74	$3,999

A summary of restricted stock activity for the year ended June 30, 2017 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	251,859	$9.93
Granted	170,000	11.71
Vested	(9,473)	9.33
Forfeited	(16,956)	10.33
Unvested at end of period	395,430	10.69

A summary of the vesting schedule for the shares granted in the year ended June 30, 2017 follows:

•	15,000 restricted shares vest in full on August 25, 2019;
•

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

•	95,000 restricted shares vest in three equal installments, commencing on August 25, 2019; and,
•	10,000 restricted shares vest in three equal installments, commencing on May 26, 2020.

At June 30, 2017 and 2016, the Company has accrued a liability of $48 thousand representing the maximum cash payment for performance-based stock appreciation rights (“SARs”) granted in the fiscal year ended June 30, 2011. The SARs expire in December of 2020.

Stock-based compensation totaled $945 thousand for the year ended June 30, 2017, $613 thousand for the year ended June 30, 2016, and $705 thousand for the year ended June 30, 2015. The tax benefit related to stock-based compensation expensed totaled $366 thousand for the year ended June 30, 2017, $215 thousand for the year ended June 30, 2016 and $253 thousand for the year ended June 30, 2015. The estimated amount and timing of future pre-tax stock-based compensation expense to be recognized are as follows.

	Year Ended June 30,
	2018	2019	2020	2021	2022	Total
	(Dollars in thousands)
Stock options	$41	$-	$-	$-	$-	$41
Restricted stock	955	921	547	290	70	2,783
	$996	$921	$547	$290	$70	$2,824

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

Financial instruments with contract amounts which represent credit risk are as follows:

	June 30,
	2017	2016
	(Dollars in thousands)
Commitments to originate loans	$15,244	$44,684
Unused lines of credit	31,858	58,412
Standby letters of credit	3,400	3,822
Commitment to fund investment	1,000	2,500

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The Company has recorded an allowance for possible losses on commitments and unfunded loans totaling $39 thousand and $81 thousand recorded in other liabilities at June 30, 2017 and 2016, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of June 30, 2017 and 2016, the maximum potential amount of the Company's obligation was $3.4 million and $3.8 million, respectively, for financial and standby letters of credit. The Company's outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer's underlying line of credit. If the customer's line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

In the year ended June 30, 2016, the Company committed $2.5 million to a fund that acquires CRA qualified investments in loans for the Company’s portfolio. The fund manager calls the funds from the Company when an investment is successfully acquired. During the year ended June 30, 2017, the fund called $1.5 million from the Company. The Company has a remaining commitment of $1.0 million as of June 30, 2017 to a fund that invests in the federally guaranteed portion of SBA 7(a) loans.

Lease Obligations

The Company leases certain properties used in operations under terms of various non-cancelable operating leases, most of which include renewal options. The leases contain renewal options and escalation clauses which provide for increased rental expense as these leases expire. Rental expense under leases totaled $1.2 million for the years ended June 30, 2017, 2016, and 2015.

Approximate future minimum lease payments over the remaining terms of the Company's leases at June 30, 2017 are as follows:

Minimum lease payments
(Dollars in thousands)
2018	$1,263
2019	1,294
2020	1,244
2021	1,231
2022	1,255
Thereafter	2,041
Total	$8,328

Legal Proceedings

The Company and its subsidiary are parties to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company's consolidated financial position or results of operations.

16. Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) follows:

	Year Ended June 30,
	2017			2016
	Pre-tax	Tax Expense	After-tax	Pre-tax	Tax Expense	After-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
	(Dollars in thousands)
Change in net unrealized (loss) gain on available-for-sale securities	$(1,145)	$(434)	$(711)	$1,033	$393	$640
Change in accumulated gain (loss) on effective cash flow hedges	1,550	592	958	(2,032)	(776)	(1,256)
Reclassification adjustment included in net income	43	16	27	(3)	(1)	(2)
Total derivatives and hedging activities	1,593	608	985	(2,035)	(777)	(1,258)
Total other comprehensive income (loss)	$448	$174	$274	$(1,002)	$(384)	$(618)

	Year Ended June 30,
	2015
	Pre-tax	Tax Expense	After-tax
	Amount	(Benefit)	Amount

	(Dollars in thousands)
Change in net unrealized gain on available-for-sale securities	$442	$116	$326
Change in accumulated loss on effective cash flow hedges	(529)	(228)	(301)
Reclassification adjustment included in net income	(49)	(19)	(30)
Total derivatives and hedging activities	(578)	(247)	(331)
Total other comprehensive loss	$(136)	$(131)	$(5)

Accumulated other comprehensive loss is comprised of the following components:

	June 30, 2017	June 30, 2016	June 30, 2015
	(Dollars in thousands)
Unrealized (loss) gain on available-for-sale securities	$(948)	$197	$(836)
Tax effect	360	(75)	318
Net-of-tax amount	(588)	122	(518)
Unrealized loss on cash flow hedges	(1,683)	(3,276)	(1,242)
Tax effect	639	1,248	472
Net-of-tax amount	(1,044)	(2,028)	(770)
Accumulated other comprehensive loss	$(1,632)	$(1,906)	$(1,288)

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

The Company currently holds derivative instruments that contain credit-risk related features that are in a net liability position, which may require that collateral be assigned to dealer banks. At June 30, 2017 and 2016, the Company had posted cash collateral totaling $1.7 million and $3.1 million, respectively, with dealer banks related to derivative instruments in a net liability position.

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

Information pertaining to outstanding interest rate caps and swap agreements used to hedge junior subordinated debt and FHLBB advances is as follows:

June 30, 2017
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Loss	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$5,000	July 2013	July 2033	3 Mo. LIBOR	1.30%	3.38%	n/a	$(666)	$(666)	Other Liabilities
5,000	July 2013	July 2028	3 Mo. LIBOR	1.30%	3.23%	n/a	(471)	(471)	Other Liabilities
5,000	July 2013	July 2023	3 Mo. LIBOR	1.30%	2.77%	n/a	(218)	(218)	Other Liabilities
Interest rate caps:
6,000	October 2014	September 2019	3 Mo. LIBOR	n/a	n/a	2.50%	(142)	4	Other Assets
10,000	March 2015	February 2020	3 Mo. LIBOR	n/a	n/a	2.50%	(186)	14	Other Assets
$31,000							$(1,683)	$(1,337)

June 30, 2016
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Loss	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$5,000	July 2013	July 2033	3 Mo. LIBOR	0.65%	3.38%	n/a	$(1,352)	$(1,352)	Other Liabilities
5,000	July 2013	July 2028	3 Mo. LIBOR	0.65%	3.23%	n/a	(1,005)	(1,005)	Other Liabilities
5,000	July 2013	July 2023	3 Mo. LIBOR	0.65%	2.77%	n/a	(560)	(560)	Other Liabilities
Interest rate caps:
6,000	October 2014	September 2019	3 Mo. LIBOR	n/a	n/a	2.50%	(167)	10	Other Assets
10,000	March 2015	February 2020	3 Mo. LIBOR	n/a	n/a	2.50%	(192)	25	Other Assets
$31,000							$(3,276)	$(2,882)

During the years ended June 30, 2017, 2016 and 2015, no interest rate cap or swap agreements were terminated prior to maturity. Changes in the fair value of interest rate caps and swaps designated as hedging instruments of the variability of cash flows associated with variable rate debt are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the debt affects earnings. Risk management results for the years ended June 30, 2017, 2016 and 2015 related to the balance sheet hedging of variable rate debt indicates that the hedges were effective.

During the year ended June 30, 2015, amounts recognized in income related to hedge ineffectiveness resulted from amortization of the non-zero fair value associated with the Company's single interest rate swap held at the time of the merger with FHB Formation LLC in December 2010. Amounts recognized in income related to amounts excluded from effectiveness testing resulted from amortization of the acquisition price of interest rate caps. For the years ended June 30, 2017 and 2016, amounts recognized in income related to the amortization of the interest rate caps. The table below presents amounts recognized in income related to interest rate cap amortization, hedge ineffectiveness and amounts excluded from effectiveness testing.

	Year Ended June 30,
	2017	2016	2015
	(Dollars in thousands)
Interest income (expense):
Interest rate caps	$(43)	$3	$(15)
Interest rate swap	-	-	64
Total	$(43)	$3	$49

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

Fair Value of other Financial Instruments:

Cash and cash equivalents - The fair value of cash, due from banks, interest bearing deposits and Federal Home Loan Bank of Boston overnight deposits approximates their relative book values, as these financial instruments have short maturities.

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

Deposits - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW accounts and money market accounts, is equal to the amount payable on demand. The fair value of time deposits are based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. If that value were considered, the fair value of the Company’s net assets could increase.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	June 30, 2017
	Total	Level 1	Level 2	Level 3
Assets	(Dollars in thousands)
Securities available-for-sale:
U.S. Government agency securities	$57,168	$-	$57,168	$-
Agency mortgage-backed securities	32,903	-	32,903	-
Other investments measured at net asset value(1)	6,622	-	-	-
Other assets – interest rate caps	18	-	18	-
Liabilities
Other liabilities – interest rate swaps	1,355	-	1,355	-

	June 30, 2016
	Total	Level 1	Level 2	Level 3
Assets	(Dollars in thousands)
Securities available-for-sale:
U.S. Government agency securities	$52,046	$-	$52,046	$-
Agency mortgage-backed securities	43,368	-	43,368	-
Other investments measured at net asset value(1)	5,158	-	-	-
Other assets – interest rate caps	35	-	35	-
Liabilities
Other liabilities – interest rate swap	2,917	-	2,917	-

(1)

In accordance with ASU 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amount presented in the table is intended to permit reconciliation of the fair value amount to the consolidated financial statements.

Assets measured at fair value on a nonrecurring basis are summarized below.

	June 30, 2017
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$1,011	$-	$-	$1,011
Real estate owned and other repossessed collateral	826	-	-	826
Loan servicing rights	2,846	-	-	2,846

	June 30, 2016
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$922	$-	$-	$922
Real estate owned and other repossessed collateral	1,652	-	-	1,652
Loan servicing rights	1,771	-	-	1,771

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a nonrecurring basis at the dates indicated.

	Fair Value
	June 30, 2017	June 30, 2016	Valuation Technique
	(Dollars in thousands)
Collateral dependent impaired loans	$1,011	$922	Appraisal of collateral(1)
Real estate owned and other repossessed collateral	826	1,652	Appraisal of collateral(1)
Loan servicing rights	2,846	1,771	Discounted cash flow(2)

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

(2) Fair value is determined using a discounted cash flow model. The unobservable inputs include anticipated rate of loan prepayments and discount rates. The range of prepayment assumptions used was 3.8% to 14.5%. For discount rates, the range was 6.3% to 13.6%.

The following table presents the estimated fair value of the Company's financial instruments.

	Carrying	Fair Value Measurements at June 30, 2017
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$163,283	$163,283	$163,283	$-	$-
Available-for-sale securities	90,071	90,071	-	90,071	-
Other investments measured at net asset value(1)	6,622	6,622	-	-	-
Federal Home Loan Bank stock	1,938	1,938	-	1,938	-
Loans held for sale	4,699	4,699	-	4,699	-
Loans, net	775,530	776,579	-	-	776,579
Accrued interest receivable	2,111	2,111	-	2,111	-
Interest rate caps	18	18	-	18	-

Financial liabilities:
Deposits	889,850	889,877	-	889,877	-
Federal Home Loan Bank advances	20,011	20,057	-	20,057	-
Capital lease obligation	873	918	-	918	-
Subordinated debt	23,620	25,677	-	-	25,677
Interest rate swaps	1,355	1,355	-	1,355	-

	Carrying	Fair Value Measurements at June 30, 2016
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$151,157	$151,157	$151,157	$-	$-
Available-for-sale securities	95,414	95,414	-	95,414	-
Other investments measured at net asset value(1)	5,158	5,158	-	-	-
Federal Home Loan Bank stock	2,408	2,408	-	2,408	-
Loans held for sale	7,519	7,519	-	7,519	-
Loans, net	690,086	695,830	-	-	695,830
Accrued interest receivable	1,579	1,579	-	1,579	-
Interest rate caps	35	35	-	35	-

Financial liabilities:
Deposits	800,432	801,045	-	801,045	-
Federal Home Loan Bank advances	30,075	30,396	-	30,396	-
Capital lease obligation	1,128	1,219	-	1,219	-
Subordinated debt	23,331	25,664	-	-	25,664
Interest rate swaps	2,917	2,917	-	2,917	-

(1)

In accordance with ASU 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amount presented in the table is intended to permit reconciliation of the fair value amount to the consolidated financial statements.

19. Condensed Parent Information

Condensed financial information for Northeast Bancorp follows:

	June 30, 2017	June 30, 2016
	(Dollars in thousands)
Balance Sheets
Assets:
Cash	$8,165	$24,528
Investment in subsidiary	138,920	117,228
Investment in common securities of affiliated trusts	496	496
Other assets	193	226
Total assets	$147,774	$142,478

Liabilities and Shareholders’ Equity:
Subordinated debt	$23,620	$23,331
Other liabilities	1,357	2,556
Total liabilities	24,977	25,887
Shareholders’ equity	122,797	116,591
Total liabilities and shareholders’ equity	$147,774	$142,478

	Year Ended June 30,
	2017	2016	2015
	(Dollars in thousands)
Statements of Income
Income:
Other income	$563	$62	$14
Expenses:
Interest expense	1,888	651	718
Noninterest expense	1,324	954	1,128
Total expense	3,212	1,605	1,846
Loss before income tax benefit and equity in undistributed net income of subsidiary	(2,649)	(1,543)	(1,832)
Income tax benefit	(1,548)	(579)	(684)
Loss before equity in undistributed net income of subsidiary	(1,101)	(964)	(1,148)
Equity in undistributed net income of subsidiary	13,440	8,583	8,289
Net income	$12,339	$7,619	$7,141

	Year Ended June 30,
	2017	2016	2015
	(Dollars in thousands)
Statements of Cash Flows
Operating activities:
Net income	$12,339	$7,619	$7,141
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of fair value adjustment for borrowings	289	193	186
Stock-based compensation	945	613	705
Undistributed earnings of subsidiary	(13,440)	(8,583)	(8,289)
(Decrease) increase in other assets and liabilities	(1,144)	673	1,029
Net cash (used in) provided by operating activities	(1,011)	515	772

Investing activities:
Increase in investment of bank subsidiary	-	-	-
Net cash used in investing activities	-	-	-

Financing activities:
Capital contribution	(8,000)	-	-
Issuance of subordinated debt, net of debt issuance costs	-	14,512	-
Taxes paid for retirement of common stock	(52)	(11)	-
Repurchase of common stock	(6,943)	(3,359)	(6,666)
Dividends paid to shareholders	(357)	(380)	(402)
Net cash (used in) provided by financing activities	(15,352)	10,762	(7,068)

Net (decrease) increase in cash	(16,363)	11,277	(6,296)
Cash, beginning of year	24,528	13,251	19,547
Cash, end of year	$8,165	$24,528	$13,251

20.  Quarterly Results of Operations (Unaudited)

	2017
(Dollars in thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and dividend income	$12,257	$14,332	$14,960	$16,371
Interest expense	2,482	2,499	2,501	2,614
Net interest income	9,775	11,833	12,459	13,757
Provision for loan losses	193	628	384	389
Net interest income after provision for loan losses	9,582	11,205	12,075	13,368

Non-interest income	1,808	2,690	2,308	2,890
Non-interest expense	8,626	8,956	8,842	9,364
Income before income tax expense	2,764	4,939	5,541	6,894
Income tax expense	1,013	1,839	2,080	2,867
Net income	$1,751	$3,100	$3,461	$4,027

Basic earnings per share	$0.19	$0.35	$0.39	$0.46
Diluted earnings per share	$0.19	$0.35	$0.39	$0.45

	2016
(Dollars in thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and dividend income	$11,113	$12,035	$11,259	$12,828
Interest expense	1,872	1,863	2,005	2,115
Net interest income	9,241	10,172	9,254	10,713
Provision for loan losses	169	896	236	317
Net interest income after provision for loan losses	9,072	9,276	9,018	10,396

Non-interest income	1,705	1,624	2,035	2,411
Non-interest expense	7,810	8,196	8,412	9,396
Income before income tax expense	2,967	2,704	2,641	3,411
Income tax expense	1,100	960	832	1,212
Net income	$1,867	$1,744	$1,809	$2,199

Basic earnings per share	$0.20	$0.18	$0.19	$0.24
Diluted earnings per share	$0.20	$0.18	$0.19	$0.24

	2015
(Dollars in thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and dividend income	$11,232	$11,259	$10,913	$11,185
Interest expense	1,761	1,833	1,793	1,835
Net interest income	9,471	9,426	9,120	9,350
Provision for loan losses	320	113	44	240
Net interest income after provision for loan losses	9,151	9,313	9,076	9,110

Non-interest income	1,154	1,370	1,554	3,067
Non-interest expense	7,737	8,210	7,885	8,827
Income before income tax expense	2,568	2,473	2,745	3,350
Income tax expense	924	893	993	1,185
Net income	$1,644	$1,580	$1,752	$2,165

Basic earnings per share	$0.16	$0.16	$0.18	$0.22
Diluted earnings per share	$0.16	$0.16	$0.18	$0.22

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2017, the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Northeast Bancorp

We have audited Northeast Bancorp’s and subsidiary (“the Company”) internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the two years in the period ended June 30, 2017 and our report dated September 13, 2017, expressed an unqualified opinion.

/s/ RSM US LLP

Boston, Massachusetts

September 13, 2017

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls, or in other factors that could significantly affect our internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 shall be included in the Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by Item 11 shall be included in the Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 shall be included in the Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 shall be included in the Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 shall be included in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules

Consolidated Statements of Income for the years ended June 30, 2017, 2016, and 2015

Consolidated Statements of Comprehensive Income for the years ended June 30, 2017, 2016, and 2015

Consolidated Statements of Changes in Shareholders’ Equity for the years ended June 30, 2017, 2016, and 2015

Consolidated Balance Sheets as of June 30, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended June 30, 2017, 2016, and 2015

Notes to Consolidated Financial Statements

(b)	Exhibits

3.1	Amended and Restated Articles of Incorporation of Northeast Bancorp (incorporated by reference to Exhibit 3.1 of Northeast Bancorp’s Current Report on Form 8-K filed on January 5, 2011).
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

4.2	Form of 6.75% Fixed-to-Floating Subordinated Note due 2026 (incorporated by reference to Exhibit 4.1 of Northeast Bancorp’s Current Report on Form 8-K filed on June 29, 2016).
10.1+	Northeast Bancorp Amended and Restated 2010 Stock Option and Incentive Plan.*
10.2a+	Form of Restricted Stock Award Agreement under the Northeast Bancorp Amended and Restated 2010 Stock Option and Incentive Plan (issued on or after May 25, 2017)*
10.2b+	Form of Restricted Stock Award Agreement under the Northeast Bancorp Amended and Restated 2010 Stock Option and Incentive Plan (issued before May 25, 2017)*
10.3+	Form of Non-Qualified Stock Option Agreement for Company Employees under the Northeast Bancorp Amended and Restated 2010 Stock Option and Incentive Plan.*
10.4+

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

10.6+

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

10.8+

Non-Qualified Time-Based Stock Option Agreement, dated March 24, 2011, by and between Northeast Bancorp and Matthew Botein (incorporated by reference to Exhibit 10.2 of Northeast Bancorp’s Current Report on Form 8-K filed on March 30, 2011).

10.9+

Non-Qualified Performance-Based Stock Option Agreement, dated March 24, 2011, by and between Northeast Bancorp and Matthew Botein (incorporated by reference to Exhibit 10.3 of Northeast Bancorp’s Current Report on Form 8-K filed on March 30, 2011).

10.10+

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

10.12

Subordinated Note Purchase Agreement, dated June 29, 2016, by and among Northeast Bancorp and the Purchasers identified therein (incorporated by reference to Exhibit 10.1 of Northeast Bancorp’s Current Report on Form 8-K filed on June 29, 2016).

21	Subsidiaries of Northeast Bancorp*
23.1	Consent of RSM US LLP*
23.2	Consent of Ernst and Young LLP*
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Rule 13a-14(b) Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

+	Management contract or compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST BANCORP

Date: September 13, 2017	By:	/s/ RICHARD WAYNE
Richard Wayne
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD WAYNE	Chief Executive Officer and Director	September 13, 2017
Richard Wayne	(Principal Executive Officer)

/s/ BRIAN SHAUGHNESSY	Chief Financial Officer (Principal Financial	September 13, 2017
Brian Shaughnessy	Officer and Principal Accounting Officer)

/s/ ROBERT GLAUBER	Chairman of the Board	September 13, 2017
Robert Glauber

/s/ MATTHEW BOTEIN	Director	September 13, 2017
Matthew Botein

/s/ CHERYL DORSEY	Director	September 13, 2017
Cheryl Dorsey

/s/ JOHN C. ORESTIS	Director	September 13, 2017
John C. Orestis

/s/ DAVID TANNER	Director	September 13, 2017
David Tanner

/s/ JUDITH E. WALLINGFORD	Director	September 13, 2017
Judith E. Wallingford