Form 10-Q
period 2017-09-30
NORTHEAST BANCORP /ME/
filed 2017-11-09
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

Commission File Number: 1-14588

Northeast Bancorp

(Exact name of registrant as specified in its charter)

Maine	01-0425066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Canal Street, Lewiston, Maine	04240
(Address of Principal executive offices)	(Zip Code)

(207) 786-3245

Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days. Yes ☑ No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer __ Accelerated filer ☑ Non-accelerated filer __ Smaller Reporting Company __ Emerging growth company__

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes__ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 2, 2017, the registrant had outstanding 7,930,565 shares of voting common stock, $1.00 par value per share and 996,823 shares of non-voting common stock, $1.00 par value per share.

PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share data)

	September 30, 2017	June 30, 2017
Assets
Cash and due from banks	$3,528	$3,582
Short-term investments	147,287	159,701
Total cash and cash equivalents	150,815	163,283
Available-for-sale securities, at fair value	94,508	96,693

Residential real estate loans held for sale	7,106	4,508
SBA loans held for sale	2,400	191
Total loans held for sale	9,506	4,699

Loans:
Commercial real estate	471,846	498,004
Commercial and industrial	183,493	175,654
Residential real estate	100,124	101,168
Consumer	4,121	4,369
Total loans	759,584	779,195
Less: Allowance for loan losses	4,034	3,665
Loans, net	755,550	775,530

Premises and equipment, net	7,274	6,937
Real estate owned and other repossessed collateral, net	2,040	826
Federal Home Loan Bank stock, at cost	1,938	1,938
Intangible assets, net	1,191	1,300
Servicing rights, net	2,955	2,846
Bank owned life insurance	16,291	16,179
Other assets	7,569	6,643
Total assets	$1,049,637	$1,076,874

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand	$74,731	$69,827
Savings and interest checking	105,691	108,417
Money market	380,992	374,569
Time	301,309	337,037
Total deposits	862,723	889,850

Federal Home Loan Bank advances	20,004	20,011
Subordinated debt	23,705	23,620
Capital lease obligation	808	873
Other liabilities	15,685	19,723
Total liabilities	922,925	954,077
Commitments and contingencies	-	-

Shareholders' equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares issued and outstanding at September 30, 2017 and June 30, 2017	-	-
Voting common stock, $1.00 par value, 25,000,000 shares authorized; 7,899,159 and 7,840,460 shares issued and outstanding at September 30, 2017 and June 30, 2017, respectively	7,899	7,841
Non-voting common stock, $1.00 par value, 3,000,000 shares authorized; 991,194 shares issued and outstanding at both September 30, 2017 and June 30, 2017	991	991
Additional paid-in capital	76,709	77,455
Retained earnings	42,641	38,142
Accumulated other comprehensive loss	(1,528)	(1,632)
Total shareholders' equity	126,712	122,797
Total liabilities and shareholders' equity	$1,049,637	$1,076,874

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,
	2017	2016
Interest and dividend income:
Interest and fees on loans	$15,383	$11,803
Interest on available-for-sale securities	266	239
Other interest and dividend income	529	215
Total interest and dividend income	16,178	12,257

Interest expense:
Deposits	2,176	1,754
Federal Home Loan Bank advances	172	255
Subordinated debt	508	459
Obligation under capital lease agreements	11	14
Total interest expense	2,867	2,482
Net interest and dividend income before provision for loan losses	13,311	9,775
Provision for loan losses	354	193
Net interest and dividend income after provision for loan losses	12,957	9,582

Noninterest income:
Fees for other services to customers	526	408
Gain on sales of residential real estate loans held for sale	291	542
Gain on sales of SBA loans held for sale	1,019	743
Loss recognized on real estate owned and other repossessed collateral, net	-	(14)
Bank owned life insurance income	112	114
Other noninterest income	10	15
Total noninterest income	1,958	1,808

Noninterest expense:
Salaries and employee benefits	5,254	5,314
Occupancy and equipment expense	1,109	1,229
Professional fees	442	496
Data processing fees	604	421
Marketing expense	87	87
Loan acquisition and collection expense	365	227
FDIC insurance premiums	80	124
Intangible asset amortization	109	109
Other noninterest expense	664	619
Total noninterest expense	8,714	8,626
Income before income tax expense	6,201	2,764
Income tax expense	1,615	1,013
Net income	$4,586	$1,751

Weighted-average shares outstanding:
Basic	8,841,511	9,106,144
Diluted	9,089,936	9,133,383

Earnings per common share:
Basic	$0.52	$0.19
Diluted	0.50	0.19

Cash dividends declared per common share	$0.01	$0.01

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,
	2017	2016

Net income	$4,586	$1,751
Other comprehensive income, before tax:
Available-for-sale securities:
Change in net unrealized loss on available-for-sale securities	122	(78)
Derivatives and hedging activities:
Change in accumulated loss on effective cash flow hedges	22	154
Reclassification adjustments included in net income	23	-
Total derivatives and hedging activities	45	154
Total other comprehensive income, before tax	167	76
Income tax expense related to other comprehensive income	63	31
Other comprehensive income, net of tax	104	45
Comprehensive income	$4,690	$1,796

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share and per share data)

	Preferred Stock		Voting Common Stock		Non-voting Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at June 30, 2016	-	$-	8,089,790	$8,089	1,227,683	$1,228	$83,020	$26,160	$(1,906)	$116,591
Net income	-	-	-	-	-	-	-	1,751	-	1,751
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	45	45
Common stock repurchased	-	-	(645,238)	(645)	-	-	(6,298)	-	-	(6,943)
Conversion of voting common stock to non-voting common stock	-	-	(116,000)	(116)	116,000	116	-	-	-	-
Dividends on common stock at $0.01 per share	-	-	-	-	-	-	-	(93)	-	(93)
Stock-based compensation	-	-	-	-	-	-	202	-	-	202
Issuance of restricted common stock	-	-	160,000	160	-	-	(160)	-	-	-
Cancellation and forfeiture of restricted common stock	-	-	(1,000)	(1)	-	-	1	-	-	-
Balance at September 30, 2016	-	$-	7,487,552	$7,487	1,343,683	$1,344	$76,765	$27,818	$(1,861)	$111,553

Balance at June 30, 2017	-	-	7,840,460	$7,841	991,194	$991	$77,455	$38,142	$(1,632)	$122,797
Net income	-	-	-	-	-	-	-	4,586	-	4,586
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	104	104
Conversion of voting common stock to non- voting common stock	-	-	-	-	-	-	-	-	-	-
Dividends on common stock at $0.01 per share	-	-	-	-	-	-	-	(87)	-	(87)
Stock-based compensation	-	-	-	-	-	-	220	-	-	220
Issuance of restricted common stock	-	-	10,000	10	-	-	(10)	-	-	-
Cancellation and forfeiture of restricted common stock	-	-	(15,089)	(15)	-	-	(39)	-	-	(54)
Stock options exercised, net	-	-	63,788	63	-	-	(917)	-	-	(854)
Balance at September 30, 2017	-	$-	7,899,159	$7,899	991,194	$991	$76,709	$42,641	$(1,528)	$126,712

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,
	2017	2016
Operating activities:
Net income	$4,586	$1,751
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	354	193
Loss recognized on real estate owned, other repossessed collateral and premises and equipment, net	-	14
Accretion of fair value adjustments on loans, net	(2,938)	(2,133)
Accretion of fair value adjustments on deposits, net	-	(1)
Accretion of fair value adjustments on borrowings, net	50	(29)
Amortization of subordinated debt issuance costs	28	62
Originations of loans held for sale	(30,545)	(33,459)
Net proceeds from sales of loans held for sale	29,450	33,758
Gain on sales of residential loans held for sale, net	(291)	(542)
Gain on sales of SBA and other loans held for sale, net	(1,019)	(743)
Amortization of intangible assets	109	109
Bank owned life insurance income, net	(112)	(114)
Depreciation of premises and equipment	292	395
Stock-based compensation	220	202
Amortization of available-for-sale securities, net	240	286
Changes in other assets and liabilities:
Other assets	(1,099)	(15)
Other liabilities	(3,992)	(345)
Net cash used in operating activities	(4,667)	(611)

Investing activities:
Purchases of available-for-sale securities	-	(9,056)
Proceeds from maturities and principal payments on available-for-sale securities	2,067	14,681
Loan purchases	(3,651)	(13,853)
Loan originations, principal collections, and purchased loan paydowns, net	22,599	(13,969)
Purchases of premises and equipment	(629)	(47)
Proceeds from sales of real estate owned and other repossessed collateral	-	67
Net cash provided by (used in) investing activities	20,386	(22,177)

Financing activities:
Net (decrease) increase in deposits	(27,127)	4,978
Repurchase of common stock	-	(6,943)
Dividends paid on common stock	(87)	(93)
Repayment of capital lease obligation	(65)	(62)
Repurchases for tax withholdings on stock options and restricted common stock	(908)	-
Net cash used in financing activities	(28,187)	(2,120)

Net decrease in cash and cash equivalents	(12,468)	(24,908)
Cash and cash equivalents, beginning of period	163,283	151,157
Cash and cash equivalents, end of period	$150,815	$126,249

Supplemental schedule of noncash investing activities:
Transfers from loans to real estate owned and other repossessed collateral	$1,214	$2,188

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2017

1. Basis of Presentation

The accompanying unaudited condensed and consolidated interim financial statements include the accounts of Northeast Bancorp (“Northeast” or the “Company”) and its wholly-owned subsidiary, Northeast Bank (the “Bank”).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2017 (“Fiscal 2017”) included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2015-14, Revenue from Contracts with Customers (Topic 606) (“ASU 2015-14”) was issued in August 2015 which defers adoption to annual reporting periods beginning after December 15, 2017. The timing of the Company’s revenue recognition is not expected to materially change. The Company is currently performing an assessment of revenue streams and reviewing contracts potentially affected by the ASU to determine the impact of the new guidance. The Company’s largest portions of revenue, interest and fees on loans and gain on sales of loans, are specifically excluded from the scope of the guidance, and the Company currently recognizes the majority of the remaining revenue sources in a manner that management believes is consistent with the new guidance. Because of this, management believes that revenue recognized under the new guidance will generally approximate revenue recognized under current GAAP. These observations are subject to change as the evaluation is completed.

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

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”). The new guidance clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of this guidance did not have an impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Entities are required to recognize the income tax effects of awards in the income statement when the awards vest or are settled. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. For interim reporting purposes the excess tax benefits or deficiencies shall be recorded as discrete items in the period in which they occur. In addition to the excess tax benefit treatment, the amendment removed the assumed proceeds related to the excess tax benefit from the calculation of diluted shares.

Upon adoption, the most significant impact of this amendment resulted from the prospective application of current excess tax benefits and deficiencies being recognized in income tax expense, which would previously have been recognized in additional paid-in capital. In the three months ended September 30, 2017, this item reduced income tax expense and increased net income by approximately $818 thousand, representing an income tax benefit arising from individuals who exercised non-qualified stock options and restricted stock awards that vested during the period. For the year ended June 30, 2017, the Company recognized $27 thousand in additional paid-in-capital related to the excess tax benefit, which, if under the new ASU, would have been recognized as an income tax benefit in the income statement. These amounts, treated as discrete items in the period in which they occur, will vary from year to year as a function of the volume of share-based payments vested or exercised and the then fair market value of the Company's stock in comparison to the compensation cost recognized in the financial statements. In addition to the excess tax benefit treatment, the amendment removed the assumed proceeds related to the excess tax benefit from the calculation of diluted shares which increased diluted weighted average common shares outstanding by 40,966 shares to 9,089,936. This amendment is applied on a prospective basis, and no prior periods were adjusted. Additionally upon adoption, the Company made a policy election to record forfeitures as they occur rather than make use of an estimate. The other provisions did not have a material impact on the Company's financial statements upon adoption.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”) which amends the scope of modification accounting for share-based payment arrangements. This update provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. This update is effective for public business entities for annual periods being after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted including adopting in any interim period. This update should be applied prospectively to awards modified on or after the effective date. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) (“ASU 2017-12”). This guidance permits hedge accounting for risk components in hedging relationships involving nonfinancial risk and interest rate risk, and improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in this guidance are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

3. Securities Available-for-Sale

The following presents a summary of the amortized cost, gross unrealized holding gains and losses, and fair value of securities available for sale.

	September 30, 2017
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Government agency securities	$57,261	$-	$(192)	$57,069
Agency mortgage-backed securities	31,318	3	(546)	30,775
Other investments measured at net asset value	6,755	-	(91)	6,664
	$95,334	$3	$(829)	$94,508

	June 30, 2017
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Government agency securities	$57,401	$-	$(233)	$57,168
Agency mortgage-backed securities	33,523	-	(620)	32,903
Other investments measured at net asset value	6,717	-	(95)	6,622
	$97,641	$-	$(948)	$96,693

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on sale. There were no securities sold during the three months ended September 30, 2017 or 2016. At September 30, 2017, no investment securities were pledged as collateral to secure outstanding borrowings.

The following summarizes the Company’s gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2017
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government agency securities	$20,961	$(38)	$36,108	$(154)	$57,069	$(192)
Agency mortgage-backed securities	14,565	(233)	14,404	(313)	28,969	(546)
Other investments measured at net asset value	5,149	(91)	-	-	5,149	(91)
	$40,675	$(362)	$50,512	$(467)	$91,187	$(829)

	June 30, 2017
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government agency securities	$57,168	$(233)	$-	$-	$57,168	$(233)
Agency mortgage-backed securities	19,571	(298)	13,332	(322)	32,903	(620)
Other investments measured at net asset value	5,115	(95)	-	-	5,115	(95)
	$81,854	$(626)	$13,332	$(322)	$95,186	$(948)

There were no other-than-temporary impairment losses on securities during the three months ended September 30, 2017 or 2016.

At September 30, 2017, the Company had eighteen securities in a continuous loss position for greater than twelve months. At September 30, 2017, all of the Company’s available-for-sale securities were issued or guaranteed by either government agencies or government-sponsored enterprises. The decline in fair value of the Company’s available-for-sale securities at September 30, 2017 is attributable to changes in interest rates.

In addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company’s investment portfolio, management of the Company also considers the Company’s ability and intent to hold such securities to maturity or recovery of cost. At September 30, 2017, the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the investment securities before recovery of its amortized cost. As such, management does not believe any of the Company’s available-for-sale securities are other-than-temporarily impaired at September 30, 2017.

The investments measured at net asset value include a fund that seeks to invest in securities either issued or guaranteed by the U.S. government or its agencies, as well as a fund that primarily invests in the federally guaranteed portion of SBA 7(a) loans that adjust quarterly or monthly and are indexed to the Prime Rate. The underlying composition of these funds is primarily government agencies, other investment-grade investments, or the guaranteed portion of SBA 7(a) loans, as applicable. As of September 30, 2017, the effective duration of the fund that seeks to invest in securities either issued or guaranteed by the U.S. government or its agencies is 4.80 years.

The amortized cost and fair values of available-for-sale debt securities by contractual maturity are shown below as of September 30, 2017. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within one year	$42,251	$42,118
Due after one year through five years	24,251	24,078
Due after five years through ten years	22,077	21,648
Due after ten years	-	-
Total	$88,579	$87,844

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

The composition of the Company’s loan portfolio is as follows on the dates indicated.

	September 30, 2017			June 30, 2017
	Originated	Purchased	Total	Originated	Purchased	Total
	(Dollars in thousands)
Residential real estate	$83,864	$3,208	$87,072	$83,759	$3,377	$87,136
Home equity	12,954	98	13,052	13,931	101	14,032
Commercial real estate	246,241	225,605	471,846	256,280	241,724	498,004
Commercial and industrial	182,390	1,103	183,493	174,468	1,186	175,654
Consumer	4,121	-	4,121	4,369	-	4,369
Total loans	$529,570	$230,014	$759,584	$532,807	$246,388	$779,195

Total loans include net deferred loan origination costs of $286 thousand and $507 thousand as of September 30, 2017 and June 30, 2017, respectively.

Past Due and Nonaccrual Loans

The following is a summary of past due and non-accrual loans:

	September 30, 2017
			Past Due	Past Due
			90 Days or	90 Days or	Total			Non-
	30-59	60-89	More-Still	More-	Past	Total	Total	Accrual
	Days	Days	Accruing	Nonaccrual	Due	Current	Loans	Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$1,570	$51	$-	$2,073	$3,694	$80,170	$83,864	$3,667
Home equity	50	-	-	58	108	12,846	12,954	58
Commercial real estate	184	517	-	123	824	245,417	246,241	2,409
Commercial and industrial	40	-	-	-	40	182,350	182,390	2,629
Consumer	98	25	-	44	167	3,954	4,121	131
Total originated portfolio	1,942	593	-	2,298	4,833	524,737	529,570	8,894
Purchased portfolio:
Residential real estate and home equity	95	-	-	1,064	1,159	2,147	3,306	1,078
Commercial and industrial	-	-	-	-	-	1,103	1,103	27
Commercial real estate	979	2,002	-	3,172	6,153	219,452	225,605	6,653
Total purchased portfolio	1,074	2,002	-	4,236	7,312	222,702	230,014	7,758
Total loans	$3,016	$2,595	$-	$6,534	$12,145	$747,439	$759,584	$16,652

	June 30, 2017
			Past Due	Past Due
			90 Days or	90 Days or	Total			Non-
	30-59	60-89	More-Still	More-	Past	Total	Total	Accrual
	Days	Days	Accruing	Nonaccrual	Due	Current	Loans	Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$141	$574	$-	$1,398	$2,113	$81,646	$83,759	$3,337
Home equity	49	-	-	58	107	13,824	13,931	58
Commercial real estate	2,266	-	-	124	2,390	253,890	256,280	413
Commercial and industrial	-	-	-	2,433	2,433	172,035	174,468	2,600
Consumer	69	50	-	32	151	4,218	4,369	103
Total originated portfolio	2,525	624	-	4,045	7,194	525,613	532,807	6,511
Purchased portfolio:
Residential real estate and home equity	-	1,082	-	16	1,098	2,380	3,478	1,056
Commercial and industrial	-	-	-	-	-	1,186	1,186	32
Commercial real estate	173	1,997	-	2,922	5,092	236,632	241,724	6,364
Total purchased portfolio	173	3,079	-	2,938	6,190	240,198	246,388	7,452
Total loans	$2,698	$3,703	$-	$6,983	$13,384	$765,811	$779,195	$13,963

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

The following table sets forth activity in the Company’s allowance for loan losses.

	Three Months Ended September 30, 2017
	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$477	$2,312	$520	$53	$303	$-	$3,665
Provision	41	131	189	(14)	7	-	354
Recoveries	7	-	18	6	-	-	31
Charge-offs	(12)	-	-	(4)	-	-	(16)
Ending balance	$513	$2,443	$727	$41	$310	$-	$4,034

	Three Months Ended September 30, 2016
	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$663	$1,195	$297	$62	$133	$-	$2,350
Provision	(99)	226	17	24	25	-	193
Recoveries	2	-	5	11	-	-	18
Charge-offs	(25)	-	(1)	(29)	-	-	(55)
Ending balance	$541	$1,421	$318	$68	$158	$-	$2,506

The following table sets forth information regarding the allowance for loan losses by portfolio segment and impairment methodology.

	September 30, 2017
	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$280	$142	$153	$1	$-	$-	$576
Collectively evaluated	233	2,301	574	40	-	-	3,148
ASC 310-30	-	-	-	-	310	-	310
Total	$513	$2,443	$727	$41	$310	$-	$4,034

Loans:
Individually evaluated	$5,739	$3,817	$2,696	$317	$-	$-	$12,569
Collectively evaluated	91,079	242,424	179,694	3,804	-	-	517,001
ASC 310-30	-	-	-	-	230,014	-	230,014
Total	$96,818	$246,241	$182,390	$4,121	$230,014	$-	$759,584

	June 30, 2017
	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$252	$147	$149	$4	$-	$-	$552
Collectively evaluated	225	2,165	371	49	-	-	2,810
ASC 310-30	-	-	-	-	303	-	303
Total	$477	$2,312	$520	$53	$303	$-	$3,665

Loans:
Individually evaluated	$5,676	$1,759	$2,694	$296	$-	$-	$10,425
Collectively evaluated	92,014	254,521	171,774	4,073	-	-	522,382
ASC 310-30	-	-	-	-	246,388	-	246,388
Total	$97,690	$256,280	$174,468	$4,369	$246,388	$-	$779,195

The following table sets forth information regarding impaired loans. Loans accounted for under ASC 310-30 that have performed based on cash flow and accretable yield expectations determined at date of acquisition are not considered impaired assets and have been excluded from the tables below.

	September 30, 2017			June 30, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$4,136	$4,162	$-	$4,052	$4,084	$-
Consumer	293	321	-	250	271	-
Commercial real estate	2,426	2,420	-	359	354	-
Commercial and industrial	1,830	1,830	-	1,870	1,870	-
Purchased:
Residential real estate	1,078	1,121	-	1,056	1,099	-
Commercial real estate	9,039	11,817	-	8,696	11,468
Commercial and industrial	27	60	-	32	65	-
Total	18,829	21,731	-	16,315	19,211	-

Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,603	1,577	280	1,624	1,595	252
Consumer	24	27	1	46	55	4
Commercial real estate	1,391	1,380	142	1,400	1,388	147
Commercial and industrial	866	866	153	824	824	149
Purchased:
Commercial real estate	3,540	3,914	182	3,528	3,929	176
Commercial and industrial	94	108	54	94	108	55
Total	7,518	7,872	812	7,516	7,899	783
Total impaired loans	$26,347	$29,603	$812	$23,831	$27,110	$783

The following tables set forth information regarding interest income recognized on impaired loans.

	Three Months Ended September 30,
	2017		2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$4,095	$36	$3,730	$49
Consumer	272	6	243	3
Commercial real estate	1,393	93	447	8
Commercial and industrial	1,850	37	180	3
Purchased:
Residential real estate	1,067	-	1,117	3
Commercial real estate	8,868	80	4,736	52
Commercial and industrial	30	-	24	-
Total	17,575	252	10,477	118

Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,614	21	1,685	16
Consumer	35	1	104	2
Commercial real estate	1,396	22	1,179	18
Commercial and industrial	845	4	2	-
Purchased:
Commercial real estate	3,534	27	1,529	17
Commercial and industrial	94	-	-	-
Total	7,518	75	4,499	$53
Total impaired loans	$25,093	$327	$14,976	$171

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

The following tables present the Company’s loans by risk rating.

	September 30, 2017
	Originated Portfolio
	Commercial	Commercial		Purchased
	Real Estate	and Industrial	Residential(1)	Portfolio	Total
	(Dollars in thousands)
Loans rated 1- 6	$240,696	$179,056	$15,282	$214,451	$649,485
Loans rated 7	2,999	2,512	69	8,244	13,824
Loans rated 8	2,546	822	781	7,319	11,468
Loans rated 9	-	-	19	-	19
Loans rated 10	-	-	-	-	-
	$246,241	$182,390	$16,151	$230,014	$674,796

	June 30, 2017
	Originated Portfolio
	Commercial	Commercial		Purchased
	Real Estate	and Industrial	Residential(1)	Portfolio	Total
	(Dollars in thousands)
Loans rated 1- 6	$253,041	$171,160	$10,039	$229,980	$664,220
Loans rated 7	2,686	2,483	71	9,622	14,862
Loans rated 8	554	825	803	6,786	8,968
Loans rated 9	-	-	19	-	19
Loans rated 10	-	-	-	-	-
	$256,281	$174,468	$10,932	$246,388	$688,069

(1)	Certain of the Company’s loans made for commercial purposes, but secured by residential collateral, are rated under the Company’s risk-rating system.

The Company had consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions totaling $458 thousand at September 30, 2017, compared to $543 thousand at June 30, 2017.

Troubled Debt Restructurings

The following table shows the Company’s post-modification balance of TDRs by type of modification.

	Three Months Ended September 30,
	2017		2016
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
Extended maturity	1	$18	-	$-
Adjusted interest rate	-	-	1	9
Rate and maturity	-	-	1	334
Principal deferment	1	655	-	-
Court ordered concession	-	-	-	-
	2	$673	2	$343

The following table shows loans modified in a TDR and the change in the recorded investment subsequent to the modifications occurring.

	Three Months Ended September 30,
	2017			2016
	Number of	Recorded Investment	Recorded Investment Post-	Number of	Recorded Investment	Recorded Investment Post-
	Contracts	Pre-Modification	Modification	Contracts	Pre-Modification	Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	1	$18	$18	1	$9	$9
Home equity	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Commercial and industrial	1	655	655	-	-	-
Consumer	-	-	-	-	-	-
Total originated portfolio	2	673	673	1	9	9
Purchased portfolio:
Residential real estate	-	-	-	-	-	-
Commercial real estate	-	-	-	1	334	334
Total purchased portfolio	-	-	-	1	334	334
Total	2	$673	$673	2	$343	$343

The Company considers TDRs past due 90 days or more to be in payment default. No loans modified in a TDR in the last twelve months defaulted during the three months ended September 30, 2017. As of September 30, 2017, there were no further commitments to lend to borrowers associated with loans modified in a TDR.

ASC 310-30 Loans

The following tables present a summary of loans accounted for under ASC 310-30 that were acquired by the Company during the period indicated.

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
	(Dollars in thousands)
Contractually required payments receivable	$5,912	$26,254
Nonaccretable difference	(157)	(2,517)
Cash flows expected to be collected	5,755	23,737
Accretable yield	(2,104)	(9,884)
Fair value of loans acquired	$3,651	$13,853

Certain loans accounted for under ASC 310-30 that were acquired by the Company are not accounted for using the income recognition model because the Company cannot reasonably estimate cash flows expected to be collected. These loans when acquired are placed on non-accrual. The carrying amounts of such loans are as follows.

	As of and for the Three Months Ended September 30, 2017	As of and for the Three Months Ended September 30, 2016
	(Dollars in thousands)
Loans acquired during the period	$-	$1,103
Loans at end of period	6,032	4,439

The following tables summarize the activity in the accretable yield for loans accounted for under ASC 310-30.

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
	(Dollars in thousands)
Beginning balance	$131,197	$124,151
Acquisitions	2,104	9,884
Accretion	(4,425)	(4,652)
Reclassifications from non-accretable difference to accretable yield	3,428	(1,105)
Disposals and other changes	(9,381)	(4,255)
Ending balance	$122,923	$124,023

The following table provides information related to the unpaid principal balance and carrying amounts of ASC 310-30 loans.

	September 30, 2017 (1)	June 30, 2017 (1)
	(Dollars in thousands)
Unpaid principal balance	$252,516	$271,709
Carrying amount	223,503	239,583

(1)	Balances include loans held for sale of $1.2 million at September 30, 2017 and $0 at June 30, 2017.

5. Transfers and Servicing of Financial Assets

The Company sells loans in the secondary market and for certain loans, retains the servicing responsibility. Consideration for the sale includes the cash received as well as the related servicing rights asset. The Company receives fees for the services provided.

Capitalized servicing rights as of September 30, 2017 totaled $3.0 million, compared to $2.8 million as of June 30, 2017, and are classified as servicing rights, net, on the consolidated balance sheets.

Mortgage loans sold in the quarter ended September 30, 2017 totaled $19.2 million, compared to $25.0 million in the quarter ended September 30, 2016. Mortgage loans serviced for others totaled $9.9 million at September 30, 2017 and $10.7 million at June 30, 2017. Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $27.3 million and $25.2 million at September 30, 2017 and June 30, 2017, respectively.

SBA loans sold during the quarter ended September 30, 2017 totaled $9.1 million, compared to $7.4 million in the quarter ended September 30, 2016. SBA loans serviced for others totaled $148.6 million at September 30, 2017 and $144.4 million at June 30, 2017.

Mortgage and SBA loans serviced for others are accounted for as sales and therefore are not included in the accompanying consolidated balance sheets. The risks inherent in mortgage servicing assets and SBA servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.

Contractually specified servicing fees were $262 thousand and $160 thousand for the quarters ended September 30, 2017 and 2016, respectively, and were included as a component of loan related fees within non-interest income.

The significant assumptions used in the valuation for mortgage servicing rights as of September 30, 2017 included a weighted average discount rate of 7.3% and a weighted average prepayment speed assumption of 14.4%. For the SBA servicing rights, the significant assumptions used in the valuation included a range of discount rates from 10.1% to 14.9% and a weighted average prepayment speed assumption of 7.9%.

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

	Three months Ended September 30,
	2017	2016
	(Dollars in thousands, except share and per share data)

Net income	$4,586	$1,751

Weighted average shares used in calculation of basic EPS	8,841,511	9,106,144
Incremental shares from assumed exercise of dilutive securities	248,425	27,239
Weighted average shares used in calculation of diluted EPS	9,089,936	9,133,383

Basic earnings per common share	$0.52	$0.19
Diluted earnings per common share	0.50	0.19

For the three months ended September 30, 2017 and 2016, the following stock options were excluded from the calculation of diluted EPS due to the exercise price of these options exceeding the average market price of the Company’s common stock for the period.

	Three Months Ended September 30,
	2017	2016
Stock options	81,004	714,545

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

The Company currently holds derivative instruments that contain credit-risk related features that are in a net liability position, which may require that collateral be assigned to dealer banks. At September 30, 2017, the Company had posted cash collateral totaling $1.7 million with dealer banks related to derivative instruments in a net liability position.

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

Information pertaining to outstanding interest rate caps and swap agreements used to hedge variable rate debt is as follows.

September 30, 2017
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Loss	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$5,000	July 2013	July 2033	3 Mo. LIBOR	1.33%	3.38%	n/a	$(657)	$(657)	Other Liabilities
5,000	July 2013	July 2028	3 Mo. LIBOR	1.33%	3.23%	n/a	(463)	(463)	Other Liabilities
5,000	July 2013	July 2023	3 Mo. LIBOR	1.33%	2.77%	n/a	(205)	(205)	Other Liabilities
Interest rate caps:
6,000	October 2014	September 2019	3 Mo. LIBOR	n/a	n/a	2.50%	(131)	2	Other Assets
10,000	March 2015	February 2020	3 Mo. LIBOR	n/a	n/a	2.50%	(182)	8	Other Assets
$31,000							$(1,638)	$(1,315)

June 30, 2017
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Loss	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$5,000	July 2013	July 2033	3 Mo. LIBOR	1.30%	3.38%	n/a	$(666)	(666)	Other Liabilities
5,000	July 2013	July 2028	3 Mo. LIBOR	1.30%	3.23%	n/a	(471)	(471)	Other Liabilities
5,000	July 2013	July 2023	3 Mo. LIBOR	1.30%	2.77%	n/a	(218)	(218)	Other Liabilities
Interest rate caps:
6,000	October 2014	September 2019	3 Mo. LIBOR	n/a	n/a	2.50%	(142)	4	Other Assets
10,000	March 2015	February 2020	3 Mo. LIBOR	n/a	n/a	2.50%	(186)	14	Other Assets
$31,000							$(1,683)	$(1,337)

During the three months ended September 30, 2017 and 2016, no interest rate cap or swap agreements were terminated prior to maturity. Changes in the fair value of interest rate caps and swaps designated as hedging instruments of the variability of cash flows associated with variable rate debt are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the debt affects earnings. Risk management results for the three months ended September 30, 2017 and 2016 related to the balance sheet hedging of variable rate debt indicates that the hedges were effective.

8. Other Comprehensive Income

The components of other comprehensive income are as follows:

	Three Months Ended September 30,
	2017			2016
	Pre-tax		After-tax	Pre-tax	Tax Expense	After-tax
	Amount	Tax Expense	Amount	Amount	(Benefit)	Amount
	(Dollars in thousands)
Change in net unrealized loss on available-for-sale securities	$122	$45	$77	$(78)	$(30)	$(48)

Change in accumulated loss on effective cash flow hedges	22	9	13	154	61	93
Reclassification adjustments included in net income	23	9	14	-	-	-
Total derivatives and hedging activities	45	18	27	154	61	93
Total other comprehensive income	$167	$63	$104	$76	$31	$45

Accumulated other comprehensive loss is comprised of the following:

	September 30, 2017	June 30, 2017
	(Dollars in thousands)
Unrealized loss on available-for-sale securities	$(826)	$(948)
Tax effect	314	360
After- tax amount	(512)	(588)
Unrealized loss on cash flow hedges	(1,638)	(1,683)
Tax effect	622	639
After- tax amount	(1,016)	(1,044)
Accumulated other comprehensive loss	$(1,528)	$(1,632)

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

Financial instruments with contract amounts which represent credit risk are as follows:

	September 30, 2017	June 30, 2017
	(Dollars in thousands)
Commitments to grant loans	$34,628	$15,244
Unfunded commitments under lines of credit	44,078	31,858
Standby letters of credit	3,400	3,400
Commitment to fund investment	-	1,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The Company has recorded an allowance for possible losses on commitments and unfunded loans totaling $74 thousand and $39 thousand recorded in other liabilities at September 30, 2017 and June 30, 2017, respectively.

In the year ended June 30, 2016, the Company committed $2.5 million to a fund that acquires Community Reinvestment Act (“CRA”) qualified investments in loans for the Company’s portfolio. The fund manager calls the funds from the Company when an investment is successfully acquired. During the prior year ended June 30, 2017, the fund called $1.5 million from the Company. As of September 30, 2017, the Company no longer has a remaining commitment to fund these investments.

Contingencies

The Company and its subsidiary are parties to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company’s consolidated financial position or results of operations.

10.	Stock-Based Compensation

In March 2016, the FASB issued ASU 2016-09. The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Entities are now required to recognize the income tax effects of awards in the income statement when the awards vest or are settled.

The Company adopted ASU 2016-09 in the first quarter of fiscal 2018. Upon adoption, the most significant impact of this amendment resulted from the prospective application of current excess tax benefits and deficiencies being recognized in income tax expense, which previously would have been recognized in additional paid-in capital.

In addition to the excess tax benefit treatment, the amendment removed the assumed proceeds related to the excess tax benefit from the calculation of diluted shares. Additionally, dividends paid to employees for nonvested equity shares are also recognized through income tax expense.

For the three months ended September 30, 2017, in totality, the adoption of ASU 2016-09 reduced the Company's income tax expense by $818 thousand. The excess tax benefit under the new guidance is treated as a discrete item in the period in which it occurs, and will vary from quarter to quarter as a function of the volume of restricted stock that vests, the volume of options that are exercised and the market price of the Company's stock in comparison to the compensation cost recognized in the financial statements.

Upon adoption, the Company made a policy election to record forfeitures as they occur rather than make use of an estimate. The other provisions did not have a material impact on the Company's financial statements upon adoption.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	September 30, 2017
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Securities available-for-sale:
U.S. Government agency securities	$57,069	$-	$57,069	$-
Agency mortgage-backed securities	30,775	-	30,775	-
Other investments measured at net asset value(1)	6,664	-	-	-
Other assets – interest rate caps	10	-	10	-
Liabilities
Other liabilities – interest rate swaps	$1,325	$-	$1,325	$-

	June 30, 2017
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Securities available-for-sale:
U.S. Government agency securities	$57,168	$-	$57,168	$-
Agency mortgage-backed securities	32,903	-	32,903	-
Other investments measured at net asset value(1)	6,622	-	-	-
Other assets – interest rate caps	18	-	18	-
Liabilities
Other liabilities – interest rate swap	$1,355	$-	$1,355	$-

(1)

In accordance with ASU 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amount presented in the table are intended to permit reconciliation of the fair value amount to the consolidated financial statements.

Assets measured at fair value on a nonrecurring basis are summarized below.

	September 30, 2017
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$1,064	$-	$-	$1,064
Real estate owned and other repossessed collateral	2,040	-	-	2,040
Loan servicing rights	2,955	-	-	2,955

	June 30, 2017
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$1,011	$-	$-	$1,011
Real estate owned and other repossessed collateral	826	-	-	826
Loan servicing rights	2,846	-	-	2,846

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a nonrecurring basis at the dates indicated.

	Fair Value
	September 30, 2017	June 30, 2017	Valuation Technique
	(Dollars in thousands)
Collateral dependent impaired loans	$1,064	$1,011	Appraisal of collateral(1)
Real estate owned and other repossessed collateral	2,040	826	Appraisal of collateral(1)
Loan servicing rights	2,955	2,846	Discounted cash flow(2)

(1) Fair value is generally determined through independent appraisals of the underlying collateral. The Company may also use another available source of collateral assessment to determine a reasonable estimate of the fair value of the collateral. Appraisals may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments was 8% to 75%.

(2) Fair value is determined using a discounted cash flow model. The unobservable inputs include anticipated rate of loan prepayments and discount rates. The range of prepayment assumptions used was 3.8% to 14.4%. For discount rates, the range was 7.3% to 14.9%.

The following table presents the estimated fair value of the Company's financial instruments.

	Carrying	Fair Value Measurements at September 30, 2017
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$150,815	$150,815	$150,815	$-	$-
Available-for-sale securities	87,844	87,844	-	87,844	-
Other investments measured at net asset value(1)	6,664	6,664	-	-	-
Federal Home Loan Bank stock	1,938	1,938	-	1,938	-
Loans held for sale	9,506	9,506	-	9,506	-
Loans, net	755,550	756,956	-	-	756,956
Accrued interest receivable	2,224	2,224	-	2,224	-
Interest rate caps	10	10	-	10	-

Financial liabilities:
Deposits	862,723	862,900	-	862,900	-
Federal Home Loan Bank advances	20,004	20,021	-	20,021	-
Capital lease obligation	808	845	-	845	-
Subordinated debentures	23,705	25,928	-	-	25,928
Interest rate swaps	1,325	1,325	-	1,325	-

	Carrying	Fair Value Measurements at June 30, 2017
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$163,283	$163,283	$163,283	$-	$-
Available-for-sale securities	90,071	90,071	-	90,071	-
Other investments measured at net asset value(1)	6,622	6,622	-	-	-
Federal Home Loan Bank stock	1,938	1,938	-	1,938	-
Loans held for sale	4,699	4,699	-	4,699	-
Loans, net	775,530	776,579	-	-	776,579
Accrued interest receivable	2,111	2,111	-	2,111	-
Interest rate caps	18	18	-	18	-

Financial liabilities:
Deposits	889,850	889,877	-	889,877	-
Federal Home Loan Bank advances	20,011	20,057	-	20,057	-
Capital lease obligation	873	918	-	918	-
Subordinated debentures	23,620	25,677	-	-	25,677
Interest rate swaps	1,355	1,355	-	1,355	-

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in Northeast Bancorp’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, filed with the Securities and Exchange Commission.

A Note about Forward Looking Statements

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to Northeast Bancorp’s financial condition, prospective results of operations, future performance or expectations, plans, objectives, prospects, loan loss allowance adequacy, simulation of changes in interest rates, capital spending and finance sources and revenue sources. These statements relate to expectations concerning matters that are not historical facts. Accordingly, statements that are based on management’s projections, estimates, assumptions, and judgments constitute forward-looking statements. These forward-looking statements, which are based on various assumptions (some of which are beyond the Company’s control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as “believe”, “expect”, “estimate”, “anticipate”, “continue”, “plan”, “approximately”, “intend”, “objective”, “goal”, “project”, or other similar terms or variations on those terms, or the future or conditional verbs such as “will”, “may”, “should”, “could”, and “would”. Although the Company believes that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, the Company cannot give you any assurance that its expectations will, in fact, occur or that its estimates or assumptions will be correct. The Company cautions you that actual results could differ materially from those expressed or implied by such forward-looking statements as a result of, among other factors, changes in interest rates and real estate values; competitive pressures from other financial institutions; weakness in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay the Company’s loans; changes in loan defaults and charge-off rates; changes in the value of securities and other assets, adequacy of loan loss reserves, or deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; operational risks including, but not limited to, cybersecurity, fraud and natural disasters; the risk that the Company may not be successful in the implementation of its business strategy; the risk that intangibles recorded in the Company’s financial statements will become impaired; changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 as updated in the Company’s Quarterly Reports on Form 10-Q and other filings submitted to the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this report and the Company does not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

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

In connection with the transaction, as part of the regulatory approval process, the Company and the Bank made certain commitments to the Federal Reserve, the most significant of which are (i) to maintain a Tier 1 leverage ratio of at least 10%, (ii) to maintain a total risk-based capital ratio of at least 15%, (iii) to limit purchased loans to 40% of total loans, (iv) to fund 100% of the Company’s loans with core deposits (defined as non-maturity deposits and non-brokered insured time deposits), and (v) to hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total risk-based capital. On June 28, 2013, the Federal Reserve approved the amendment to exclude owner-occupied commercial real estate loans from the commitment to hold commercial real estate loans to within 300% of total risk-based capital. All other commitments made to the Federal Reserve in connection with the merger remain unchanged. The Company and the Bank are currently in compliance with all commitments to the Federal Reserve. The Company’s compliance ratios at September 30, 2017 follow:

Condition	Ratios as of September 30, 2017
(i) Tier 1 leverage capital ratio	12.77%
(ii) Total capital ratio	20.04%
(iii) Ratio of purchased loans to total loans, including loans held for sale	30.11%
(iv) Ratio of loans to core deposits (1)	88.68%
(v) Ratio of non-owner occupied commercial real estate loans to total capital (2)	166.15%

(1) Core deposits include all non-maturity deposits and non-brokered insured time deposits.

(2) For purposes of calculating this ratio, commercial real estate includes all non-owner occupied commercial real estate loans defined as such by regulatory guidance, including all land development and construction loans.

As of September 30, 2017, the Company, on a consolidated basis, had total assets of $1.0 billion, total deposits of $862.7 million, and shareholders’ equity of $126.7 million. The Company gathers retail deposits through its banking offices in Maine and the Bank's online affinity deposit program, ableBanking; originates loans through the Bank’s Community Banking Division; originates Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”) loans through the Bank’s national SBA group (“SBA Division”); and purchases and originates commercial loans through the Bank’s Loan Acquisition and Servicing Group (“LASG”). The Community Banking Division, with ten full-service branches and two loan production offices, operates from the Bank’s headquarters in Lewiston, Maine. LASG, ableBanking, and the SBA Division operate from the Company's offices in Boston, Massachusetts.

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

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. The reader is encouraged to review each of the policies included in Form 10-K for the year ended June 30, 2017 to gain a better understanding of how Northeast’s financial performance is measured and reported. There has been no material change in critical accounting policies during the three months ended September 30, 2017.

Overview

Net income was $4.6 million, or $0.50 per diluted common share, for the quarter ended September 30, 2017, compared to net income of $1.8 million, or $0.19 per diluted common share, for the quarter ended September 30, 2016.

Net interest and dividend income before provision for loan losses increased by $3.5 million for the quarter ended September 30, 2017, compared to the quarter ended September 30, 2016. The increase is primarily due to higher transactional income on purchased loans and higher average balances in the total loan portfolio. This increase was partially offset by higher rates and higher average deposit balances.

Noninterest income increased by $150 thousand for the quarter ended September 30, 2017, compared to the quarter ended September 30, 2016, principally due to the following:

●	An increase in gain on sale of SBA loans of $276 thousand, due to a higher dollar amount sold in the quarter; and
●	An increase in fees for other services to customers of $118 thousand, due to higher loan servicing fees on SBA loans sold.
●	The increases in noninterest income were partially offset by a decrease in gain on sale of residential loans held for sale of $251 thousand, due to a lower volume sold in the quarter.

Noninterest expense increased by $88 thousand for the quarter ended September 30, 2017, compared to the quarter ended September 30, 2016, primarily due to the following:

●	An increase in data processing fees of $183 thousand, primarily due to the outsourcing of data processing.
●	The increase in data processing fees was partially offset by a decrease in occupancy and equipment expense of $120 thousand, primarily due to lower computer equipment and software depreciation.

Income tax expense increased by $602 thousand for the quarter ended September 30, 2017, compared to the quarter ended September 30, 2016, primarily due to the increase in income before income tax expense, offset by the effects of the adoption of ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). For further information regarding the implementation of ASU 2016-09, see Part I. Item I. “Notes to Unaudited Consolidated Financial Statements — Note 2: Recent Accounting Pronouncements.”

Financial Condition

Overview

As of September 30, 2017, total assets were $1.0 billion, a decrease of $27.2 million, or 2.5%, from total assets of $1.1 billion as of June 30, 2017. The principal components of the change in the balance sheet follow:

$74.4 million of loans were originated or acquired during the quarter ended September 30, 2017. Loans generated by the Bank's LASG totaled $44.5 million, which consisted of $3.7 million of purchased loans, at an average price of 84.6% of unpaid principal balance, and $40.8 million of originated loans. The Bank's SBA Division closed $7.8 million of new loans during the quarter, of which $5.9 million were funded. In addition, the Company sold $9.1 million of the guaranteed portion of SBA loans in the secondary market, of which $3.1 million were originated in the current quarter and $6.0 million were originated or purchased in prior quarters. Residential loan production sold in the secondary market totaled $19.2 million for the quarter.

In totality, the loan portfolio – excluding loans held for sale – decreased by $19.6 million, or 2.5%, compared to June 30, 2017, primarily due to payoffs, pay-downs and sales in the portfolio, partially offset by originations.

The following table highlights the changes in the loan portfolio for the three months ended September 30, 2017:

Three Months Ended September 30, 2017
(Dollars in thousands)
Loan Portfolio Changes:
LASG originations and acquisitions	$44,430
SBA and USDA funded originations	5,913
Community Banking Division originations	22,147
SBA loan sales	(9,135)
Residential loan sales	(19,153)
Transfer to real estate owned	(1,214)
Payoffs, pay-downs and amortization, net	(62,599)
Net change	$(19,611)

As noted above in the “Business Overview” section, the Company made certain commitments to the Board of Governors of the Federal Reserve System in connection with the merger of FHB with and into the Company in December 2010. The Company’s loan purchase and commercial real estate loan availability under these conditions follow.

Basis for Regulatory Condition	Condition	Availability at September 30, 2017
		(Dollars in millions)
Total Loans	Purchased loans may not exceed 40% of total loans	$126.5
Regulatory Capital	Non-owner occupied commercial real estate loans may not exceed 300% of total capital	207.1

An overview of the Bank’s LASG portfolio follows:

	LASG Portfolio
	Three Months Ended September 30,
	2017				2016
	Purchased	Originated	Secured Loans to Broker-Dealers	Total LASG	Purchased	Originated	Secured Loans to Broker-Dealers	Total LASG
	(Dollars in thousands)
Loans purchased or originated during the period:
Unpaid principal balance	$4,318	$40,779	$-	$45,097	$16,790	$42,002	$-	$58,792
Net investment basis	3,651	40,779	-	44,430	13,853	42,002	-	55,855

Loan returns during the period:
Yield (1)	12.28%	6.35%	-	8.85%	10.40%	5.88%	0.50%	7.58%
Total Return (1) (2)	12.28%	6.35%	-	8.85%	10.43%	5.88%	0.50%	7.59%

Total loans as of period end:
Unpaid principal balance	$262,144	$340,756	$-	$602,900	$269,462	$206,748	$48,000	$524,210
Net investment basis	231,232	340,756	-	571,988	237,103	206,748	48,000	491,851

(1) Purchased loan balances include loans held for sale of $1.2 million and $789 thousand as of September 30, 2017 and 2016, respectively.

(2)The total return on purchased loans represents scheduled accretion, accelerated accretion, gains on asset sales, and other noninterest income recorded during the period divided by the average invested balance, which includes loans held for sale, on an annualized basis. The total return does not include the effect of purchased loan charge-offs or recoveries in the quarter. Total return is considered a non-GAAP financial measure.

Assets

Cash and Due from Banks, Short-Term Investments and Available-for-Sale Securities

Cash and cash equivalents were $150.8 million as of September 30, 2017, a decrease of $12.5 million, or 7.6%, from $163.3 million at June 30, 2017. The decrease is primarily due to the decrease in deposits, offset by the decrease in loans in the period.

Available-for-sale securities totaled $94.5 million as of September 30, 2017, compared to $96.7 million as of June 30, 2017, representing a decrease of $2.2 million, or 2.3%, primarily due to principal payments on mortgage backed securities. Included in available-for-sale securities are securities issued by government agencies and government-sponsored enterprises, as well as an investment of approximately $5.0 million in a CRA qualified fund that seeks to invest in securities either issued or guaranteed by the U.S. government or its agencies, as well as an investment of approximately $1.5 million in a CRA qualified fund that primarily invests in the federally guaranteed portion of SBA 7(a) loans. At September 30, 2017, no securities were pledged for outstanding borrowings.

Loans

The Company’s loan portfolio (excluding loans held-for-sale) by lending division follows:

	September 30, 2017
	Community Banking Division	LASG	SBA Division	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$76,433	$7,302	$129	$83,864	11.04%
Home equity	12,954	-	-	12,954	1.71%
Commercial real estate: non-owner occupied	22,340	91,694	18,035	132,069	17.39%
Commercial real estate: owner occupied	13,332	78,406	22,434	114,172	15.03%
Commercial and industrial	11,764	163,354	7,272	182,390	24.01%
Consumer	4,121	-	-	4,121	0.54%
Subtotal	140,944	340,756	47,870	529,570	69.72%
Purchased loans:
Residential real estate	-	3,208	-	3,208	0.42%
Home equity	-	98	-	98	0.01%
Commercial real estate: non-owner occupied	-	125,185	-	125,185	16.48%
Commercial real estate: owner occupied	-	100,420	-	100,420	13.22%
Commercial and industrial	-	1,103	-	1,103	0.15%
Subtotal	-	230,014	-	230,014	30.28%
Total	$140,944	$570,770	$47,870	$759,584	100.00%

	June 30, 2017
	Community Banking Division	LASG	SBA Division	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$81,538	$2,092	$129	$83,759	10.75%
Home equity	13,931	-	-	13,931	1.79%
Commercial real estate: non-owner occupied	23,638	90,154	23,720	137,512	17.65%
Commercial real estate: owner occupied	13,502	83,446	21,820	118,768	15.24%
Commercial and industrial	12,349	154,823	7,296	174,468	22.39%
Consumer	4,369	-	-	4,369	0.56%
Subtotal	149,327	330,515	52,965	532,807	68.38%
Purchased loans:
Residential real estate	-	3,478	-	3,478	0.45%
Commercial real estate: non-owner occupied	-	134,970	-	134,970	17.32%
Commercial real estate: owner occupied	-	106,754	-	106,754	13.70%
Commercial and industrial	-	1,186	-	1,186	0.15%
Subtotal	-	246,388	-	246,388	31.62%
Total	$149,327	$576,903	$52,965	$779,195	100.00%

Classification of Assets

Loans are classified as nonperforming when 90 or more days past due, unless a loan is well-secured and in the process of collection. Loans less than 90 days past due, for which collection of principal or interest is considered doubtful, also may be designated as nonperforming. In both situations, accrual of interest ceases. The Company typically maintains such loans as nonperforming until the respective borrowers have demonstrated a sustained period of payment performance.

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

The following table details the Company's nonperforming assets and other credit quality indicators as of September 30, 2017 and June 30, 2017. Management believes that, based on their carrying amounts, nonperforming assets are well secured based on the estimated fair value of underlying collateral.

	Nonperforming Assets at September 30, 2017
	Originated	Purchased	Total
	(Dollars in thousands)
Loans:
Residential real estate	$3,667	$1,078	$4,745
Home equity	58	-	58
Commercial real estate	2,409	6,653	9,062
Commercial and industrial	2,629	27	2,656
Consumer	131	-	131
Subtotal	8,894	7,758	16,652
Real estate owned and other repossessed collateral	4	2,036	2,040
Total	$8,898	$9,794	$18,692

Ratio of nonperforming loans to total loans	2.19%
Ratio of nonperforming assets to total assets	1.78%
Ratio of loans past due to total loans	1.60%
Nonperforming loans that are current	$8,268
Commercial loans risk rated substandard or worse	$9,610
Troubled debt restructurings:
On accrual status	$9,624
On nonaccrual status	$5,955

	Nonperforming Assets at June 30, 2017
	Originated	Purchased	Total
	(Dollars in thousands)
Loans:
Residential real estate	$3,337	$1,056	$4,393
Home equity	58	-	58
Commercial real estate	413	6,364	6,777
Commercial and industrial	2,600	32	2,632
Consumer	103	-	103
Subtotal	6,511	7,452	13,963
Real estate owned and other repossessed collateral	4	822	826
Total	$6,515	$8,274	$14,789

Ratio of nonperforming loans to total loans	1.79%
Ratio of nonperforming assets to total assets	1.37%
Ratio of loans past due to total loans	1.72%
Nonperforming loans that are current	$4,321
Commercial loans risk rated substandard or worse	$7,109
Troubled debt restructurings:
On accrual status	$9,702
Nonaccrual status	$5,383

As of September 30, 2017, nonperforming assets totaled $18.7 million, or 1.78% of total assets, as compared to $14.8 million, or 1.37% of total assets, as of June 30, 2017. The increase of $3.9 million from June 30, 2017 is primarily due to three loans placed on non-accrual totaling $3.4 million.

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

The Company’s allowance for loan losses was $4.0 million as of September 30, 2017, compared to $3.7 million as of June 30, 2017. The increase in the period is primarily the result of the effect of changes in the qualitative factors.

The following table details ratios related to the allowance for loan losses for the periods indicated.

	September 30, 2017	June 30, 2017	September 30, 2016
Allowance for loan losses to nonperforming loans	24.23%	26.25%	28.08%
Allowance for loan losses to total loans	0.53%	0.47%	0.35%
Last twelve months of net-charge offs to average loans	0.03%	0.04%	0.18%

While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors.

Other Assets

Premises and equipment, net, increased by $337 thousand, or 4.9%, to $7.3 million at September 30, 2017, compared to $6.9 million at June 30, 2017. The increase was primarily due to fixed assets acquired during the period, offset by depreciation.

Real estate owned and other repossessed collateral, net, increased by $1.2 million to $2.0 million at September 30, 2017, compared to $826 thousand at June 30, 2017. The increase was primarily due to the addition of one property into real estate owned during the period.

Intangible assets totaled $1.2 million and $1.3 million at September 30, 2017 and June 30, 2017, respectively. The $109 thousand decrease was the result of core deposit intangible asset amortization during the period.

Servicing rights totaled $3.0 million and $2.8 million at September 30, 2017 and June 30, 2017, respectively. The $109 thousand increase was the result of SBA loans sold during the quarter, offset by amortization.

The cash surrender value of the Company’s bank-owned life insurance (“BOLI”) assets increased $112 thousand, or 0.7% to $16.3 million at September 30, 2017, compared to $16.2 million at June 30, 2017. Increases in cash surrender value are recognized in other income and are not subject to income taxes. Borrowing on, or surrendering a policy, may subject the Company to income tax expense on the increase in cash surrender value. For these reasons, management considers BOLI an illiquid asset. BOLI represented 10.5% of the Company’s regulatory total capital at September 30, 2017.

Deposits, FHLBB Advances, Subordinated Debt, Liquidity, Capital, and Stock Repurchases

Deposits

The Company’s principal source of funding is its core deposit accounts. At September 30, 2017, non-maturity accounts, and non-brokered insured time deposits represented 100% of total deposits.

Total deposits decreased $27.1 million to $862.7 million as of September 30, 2017 from $889.9 million as of June 30, 2017. The decrease was attributable primarily to a decrease in time deposits of $35.7 million, or 10.6%, partially offset by growth in non-maturity (demand, savings and interest checking, and money market) accounts, which increased by $8.6 million, or 1.6%.

The composition of total deposits at September 30, 2017 and June 30, 2017 is as follows:

	September 30, 2017		June 30, 2017
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Demand deposits	$74,731	8.66%	$69,827	7.84%
NOW accounts	68,003	7.88%	71,247	8.01%
Regular and other savings	37,688	4.37%	37,170	4.18%
Money market deposits	380,992	44.16%	374,569	42.09%
Total non-certificate accounts	561,414	65.07%	552,814	62.12%
Term certificates of $250 thousand or less	301,309	34.93%	337,037	37.88%
Term certificates greater than $250 thousand	-	0.00%	-	0.00%
Total certificate accounts	301,309	34.93%	337,037	37.88%
Total deposits	$862,723	100.00%	$889,850	100.00%

FHLBB Advances

Advances from the Federal Home Loan Bank of Boston (“FHLBB”) were $20.0 million at both September 30, 2017 and June 30, 2017. As of September 30, 2017, the Company had pledged certain residential real estate loans and commercial real estate loans to secure outstanding advances and provide additional borrowing capacity. As of September 30, 2017, no securities were pledged for outstanding borrowings.

Subordinated Debt

On June 29, 2016, the Company entered into a Subordinated Note Purchase Agreement with certain institutional accredited investors pursuant to which the Company issued subordinated notes equal to $15.05 million in aggregate principal amount with an interest rate of 6.75% fixed-to-floating maturing in 2026 (“subordinated notes”). The subordinated notes, net of issuance costs, totaled $14.6 million at both September 30, 2017 and June 30, 2017.

The Company had junior subordinated debentures issued to affiliated trusts totaling $9.1 million and $9.0 million at September 30, 2017 and June 30, 2017, respectively.

Liquidity

The following table is a summary of unused borrowing capacity of the Company at September 30, 2017, in addition to traditional retail deposit products:

	As of September 30, 2017
	(Dollars in thousands)
Brokered time deposits	$262,409	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	55,328	Unused advance capacity subject to eligible and qualified collateral
Federal Discount Window Borrower-in-Custody	1,325	Unused credit line subject to the pledge of loans
Other available lines	17,500
Total unused borrowing capacity	$336,562

Retail deposits and other core deposit sources including deposit listing services are used by the Bank to manage its overall liquidity position. While we currently do not seek wholesale funding such as FHLBB advances and brokered deposits, the ability to raise them remains an important part of our liquidity contingency planning. While we closely monitor and forecast our liquidity position, it is affected by asset growth, deposit withdrawals and meeting other contractual obligations and commitments. The accuracy of our forecast assumptions may increase or decrease our overall available liquidity. To utilize the FHLBB advance capacity, the purchase of additional capital stock of the FHLBB may be required.

At September 30, 2017, the Company had $412.1 million of immediately accessible liquidity, defined as cash that the Bank reasonably believes could be raised within seven days through collateralized borrowings, brokered deposits or security sales. This position represented 39.3% of total assets. The Company also had $150.8 million of cash and cash equivalents at September 30, 2017.

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

Capital

The unpaid principal balance and carrying amount of junior subordinated debentures totaled $16.5 million and $9.1 million, respectively, as of September 30, 2017. The unpaid principal balance and carrying amount of subordinated debt totaled $15.1 million and $14.6 million, respectively, as of September 30, 2017. The junior subordinated debt represents qualifying Tier 1 capital for the Company, up to a maximum of 25% of total Tier 1 capital, and the and subordinated debt represents qualifying Tier II capital for the Company. At September 30, 2017, the carrying amounts of the junior subordinated debt, net of the Company’s $496 thousand investment in the affiliated trusts, qualified as Tier 1 capital, and the subordinated debt qualified as Tier II capital.

At September 30, 2017, shareholders’ equity was $126.7 million, an increase of $3.9 million, or 3.2% from June 30, 2017. Book value per outstanding common share was $14.25 at September 30, 2017 and $13.90 at June 30, 2017. Tier 1 capital to total average assets of the Company was 12.77% as of September 30, 2017 and 12.81% at June 30, 2017.

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

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions			Minimum Capital Ratio with Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount		Ratio	Ratio

	(Dollars in thousands)
September 30, 2017:
Common equity tier 1 capital to risk weighted assets:
Company	$127,390	16.50%	$34,736	>4.5%	$	N/A	N/A	7.0%
Bank	143,851	18.63%	34,752	>4.5%		50,198	>6.5%	7.0%

Total capital to risk weighted assets:
Company	154,706	20.04%	61,753	>8.0%		N/A	N/A	10.5%
Bank	147,958	19.16%	61,782	>8.0%		77,227	>10.0%	10.5%

Tier 1 capital to risk weighted assets:
Company	135,963	17.61%	46,315	>6.0%		N/A	N/A	8.5%
Bank	143,851	18.63%	46,336	>6.0%		61,782	>8.0%	8.5%

Tier 1 capital to average assets:
Company	135,963	12.77%	42,579	>4.0%		N/A	N/A	4.0%
Bank	143,851	13.51%	42,585	>4.0%		53,231	>5.0%	4.0%

June 30, 2017:
Common equity tier 1 capital to risk weighted assets:
Company	$123,442	16.00%	$34,714	>4.5%	$	N/A	N/A	7.0%
Bank	138,744	17.98%	34,727	>4.5%		50,162	>6.5%	7.0%

Total capital to risk weighted assets:
Company	150,269	19.48%	61,715	>8.0%		N/A	N/A	10.5%
Bank	142,447	18.46%	61,737	>8.0%		77,172	>10.0%	10.5%

Tier 1 capital to risk weighted assets:
Company	131,958	17.11%	46,286	>6.0%		N/A	N/A	8.5%
Bank	138,744	17.98%	46,303	>6.0%		61,737	>8.0%	8.5%

Tier 1 capital to average assets:
Company	131,958	12.81%	41,215	>4.0%		N/A	N/A	4.0%
Bank	138,744	13.46%	41,238	>4.0%		51,547	>5.0%	4.0%

In addition to the minimum regulatory capital required for capital adequacy purposes included in the table above, the Company is required to maintain a capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer was 0.625% on January 1, 2016 and will increase by 0.625% each year until it reaches 2.5% on January 1, 2019. As of January 1, 2017, the capital conservation buffer is 1.25%.

The Bank may not declare or pay a cash dividend on, or repurchase, any of its capital stock from the Company if the effect thereof would cause the capital of the Bank to be reduced below the capital requirements imposed by the regulatory authorities or if such amount exceeds the otherwise allowable amount under FRB rules.

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

Stock Repurchases

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

See Part I. Item I. “Notes to Unaudited Consolidated Financial Statements – Note 9: Commitments and Contingencies” for further discussion.

Results of Operations

General

Net income increased by $2.8 million to $4.6 million for the quarter ended September 30, 2017, compared to $1.8 million for the quarter ended September 30, 2016.

The following table details the “Total Return” on purchased loans. When compared to the three months ended September 30, 2016, transactional income increased by $1.5 million to $2.8 million. The total return on purchased loans for the three months ended September 30, 2017 was 12.28% compared to 10.43% for the three months ended September 30, 2016. The increase over the prior comparable period was primarily due to higher average balances and transactional income in the three months ended September 30, 2017. The following table details the total return on purchased loans:

	Total Return on Purchased Loans
	Three Months Ended September 30,
	2017		2016
	Income	Return (1)	Income	Return (1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$4,613	7.62%	$4,754	8.13%
Transactional income:
Gain on loan sales	-	0.00%	-	0.00%
Gain on sale of real estate owned	-	0.00%	19	0.03%
Other noninterest income	-	0.00%	-	0.00%
Accelerated accretion and loan fees	2,818	4.66%	1,327	2.27%
Total transactional income	2,818	4.66%	1,346	2.30%
Total	$7,431	12.28%	$6,100	10.43%

(1)

The total return on purchased loans represents scheduled accretion, accelerated accretion, gains on asset sales, gains on real estate owned and other noninterest income recorded during the period divided by the average invested balance, which includes loans held for sale, on an annualized basis. The total return does not include the effect of purchased loan charge-offs or recoveries in the quarter. Total return is considered a non-GAAP financial measure.

Net Interest Income

Net interest and dividend income before provision for loan losses increased by $3.5 million for the quarter ended September 30, 2017, compared to the quarter ended September 30, 2016. The increase is primarily due to higher transactional income on purchased loans and higher average balances in the total loan portfolio. This increase was partially offset by higher rates and higher average deposit balances.

	Interest Income and Yield on Loans
	Three Months Ended September 30,
	2017			2016
	Average	Interest		Average	Interest
	Balance (1)	Income (2)	Yield	Balance (1)	Income (2)	Yield
	(Dollars in thousands)
Community Banking Division	$150,178	$1,746	4.61%	$205,765	$2,401	4.63%
SBA	53,527	941	6.97%	31,148	519	6.61%
LASG:
Originated	328,775	5,265	6.35%	185,109	2,742	5.88%
Purchased	240,136	7,431	12.28%	231,999	6,081	10.40%
Secured Loans to Broker-Dealers	-	-	0.00%	48,000	60	0.50%
Total LASG	568,911	12,696	8.85%	465,108	8,883	7.58%
Total	$772,616	$15,383	7.90%	$702,021	$11,803	6.67%

(1)	Includes loans held for sale.
(2)	SBA interest income includes SBA fees of $48 thousand and $50 thousand for the quarters ended September 30, 2017 and 2016, respectively.

The Company’s interest rate spread increased by 103 basis points and net interest margin increased by 106 basis points for the quarter ended September 30, 2017 compared to the quarter ended September 30, 2016. The increase was principally due to higher transactional interest income in the purchased portfolio and higher yield and average balances in the loan portfolio, offset by higher rates and average deposit balances.

The following sets forth the average balance sheets, interest income and interest expense, and average yields and costs for the three months ended September 30, 2017 and 2016.

	Three Months Ended September 30,
	2017			2016
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning assets:
Investment securities	$95,827	$266	1.10%	$94,899	$239	1.00%
Loans (1) (2) (3)	772,616	15,393	7.90%	702,021	11,821	6.68%
Federal Home Loan Bank stock	1,938	20	4.09%	2,408	23	3.79%
Short-term investments (4)	160,354	509	1.26%	154,392	192	0.49%
Total interest-earning assets	1,030,735	16,188	6.23%	953,720	12,275	5.11%
Cash and due from banks	3,134			2,941
Other non-interest earning assets	30,887			30,812
Total assets	$1,064,756			$987,473

Liabilities & Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$69,577	$51	0.29%	$70,850	$51	0.29%
Money market accounts	387,632	1,097	1.12%	291,734	682	0.93%
Savings accounts	37,033	13	0.14%	35,769	12	0.13%
Time deposits	312,485	1,015	1.29%	336,271	1,009	1.19%
Total interest-bearing deposits	806,727	2,176	1.07%	734,624	1,754	0.95%
Federal Home Loan Bank advances	20,007	172	3.41%	30,061	255	3.37%
Subordinated debt	23,661	508	8.52%	23,360	459	7.80%
Capital lease obligation	830	11	5.26%	1,087	14	5.11%
Total interest-bearing liabilities	851,225	2,867	1.34%	789,132	2,482	1.25%

Non-interest bearing liabilities:
Demand deposits and escrow accounts	80,565			75,672
Other liabilities	8,464			8,213
Total liabilities	940,254			873,017
Shareholders' equity	124,502			114,456
Total liabilities and shareholders' equity	$1,064,756			$987,473

Net interest income (5)		$13,321			$9,793

Interest rate spread			4.89%			3.86%
Net interest margin (6)			5.13%			4.07%

(1) Interest income and yield are stated on a fully tax-equivalent basis using a 34% tax rate.
(2) Includes loans held for sale.
(3) Nonaccrual loans are included in the computation of average, but unpaid interest has not been included for purposes of determining interest income.

(4) Short term investments include FHLBB overnight deposits and other interest-bearing deposits.

(5) Includes tax exempt interest income of $10 thousand and $18 thousand for the three months ended September 30, 2017 and 2016, respectively.

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

	Three Months Ended September 30, 2017 compared to 2016
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investment securities	$2	$25	$27
Loans	1,266	2,306	3,572
Federal Home Loan Bank stock	(5)	2	(3)
Short-term investments	7	310	317
Total interest-earning assets	1,270	2,643	3,913

Interest-bearing liabilities:
Interest-bearing deposits	170	252	422
Federal Home Loan Bank advances	(86)	3	(83)
Subordinated debt	6	43	49
Capital lease obligations	(3)	-	(3)
Total interest-bearing liabilities	87	298	385
Total change in net interest income	$1,183	$2,345	$3,528

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

The provision for loan losses for the quarter ended September 30, 2017 and 2016 was $354 thousand and $193 thousand, respectively. The increase in the Company’s loan loss provision was primarily the effect of changes in the qualitative factors and updates to the specific reserve on impaired loans.

Noninterest Income

Noninterest income increased by $150 thousand for the quarter ended September 30, 2017, compared to the quarter ended September 30, 2016, principally due to the following:

●	An increase in gain on sale of SBA loans of $276 thousand, due to a higher dollar amount sold in the quarter; and
●	An increase in fees for other services to customers of $118 thousand, due to higher loan servicing fees on SBA loans sold.
●	The increases in noninterest income were partially offset by a decrease in gain on sale of residential loans held for sale of $251 thousand, due to a lower volume sold in the quarter.

Noninterest Expense

Noninterest expense increased by $88 thousand for the quarter ended September 30, 2017, compared to the quarter ended September 30, 2016, primarily due to the following:

●	An increase in data processing fees of $183 thousand, primarily due to the outsourcing of data processing.
●	The increase in data processing fees was partially offset by a decrease in occupancy and equipment expense of $120 thousand, primarily due to lower computer equipment and software depreciation.

Income Taxes

The Company’s income tax expense was $1.6 million or a tax rate of 26.0%, for the three months ended September 30, 2017, as compared to $1.0 million, or a tax rate of 36.7%, for the three months ended September 30, 2016. The decrease in the tax rate was primarily due to the Company’s adoption of ASU 2016-09 in the current quarter. The most significant impact of this amendment resulted from the prospective application of current excess tax benefits and deficiencies being recognized in income tax expense, which previously would have been recognized in additional paid-in capital, in the reporting period in which they occur. For the three months ended September 30, 2017, the adoption of ASU 2016-09 reduced the Company’s income tax expense by $818 thousand. This excess tax benefit is treated as a discrete item in the period in which it occurs, and is not to be considered in determining the annual effective tax rate. The discrete item will vary from year to year as a function of the volume of restricted stock that is vested, the volume of options that are exercised and market price of the Company's stock in comparison to the compensation cost recognized in the financial statements. See Part I. Item I. “Notes to Unaudited Consolidated Financial Statements — Note 10: Stock-Based Compensation” for further discussion.

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

There have been no material changes in the results of the Company's net interest income sensitivity analysis as reported in the Company's 2017 Annual Report on Form 10-K.  At September 30, 2017, management continues to consider the Company's primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company's balance sheet components.  This would include the mix of fixed versus variable rate loans and investments on the asset side, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit on the liability side.

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

Based on this evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2017.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2017 that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings None.

Item 1A.	Risk Factors There have been no material changes to the risk factors disclosed in Item 1A of the Company’s 2017 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds There were no purchases made by the Company of its common stock during the three months ended September 30, 2017.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *
32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **
32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **
101

The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2017 and June 30, 2017; (ii) Consolidated Statements of Income for the three months ended September 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the three months ended September 30, 2017 and 2016; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended September 30, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the three months ended September 30, 2017 and 2016; and (v) Notes to Unaudited Consolidated Financial Statements. *

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2017		NORTHEAST BANCORP
	By:	/s/ Richard Wayne
Richard Wayne
President and Chief Executive Officer

	By:	/s/ Brian Pinheiro
Brian Pinheiro
Interim Chief Financial Officer and Chief Risk Officer

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
101

The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2017 and June 30, 2017; (ii) Consolidated Statements of Income for the three months ended September 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the three months ended September 30, 2017 and 2016; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended September 30, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the three months ended September 30, 2017 and 2016; and (v) Notes to Unaudited Consolidated Financial Statements. *

* Filed herewith

** Furnished herewith