Form 10-Q
period 2017-12-31
NORTHEAST BANCORP /ME/
filed 2018-02-09
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

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

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of February 2, 2018, the registrant had outstanding 8,008,634 shares of voting common stock, $1.00 par value per share and 918,639 shares of non-voting common stock, $1.00 par value per share.

PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	December 31, 2017	June 30, 2017
Assets
Cash and due from banks	$2,515	$3,582
Short-term investments	125,708	159,701
Total cash and cash equivalents	128,223	163,283

Available-for-sale securities, at fair value	92,339	96,693

Residential real estate loans held for sale	5,515	4,508
SBA loans held for sale	818	191
Total loans held for sale	6,333	4,699

Loans
Commercial real estate	493,954	498,004
Commercial and industrial	178,840	175,654
Residential real estate	97,593	101,168
Consumer	3,803	4,369
Total loans	774,190	779,195
Less: Allowance for loan losses	4,355	3,665
Loans, net	769,835	775,530

Premises and equipment, net	7,061	6,937
Real estate owned and other repossessed collateral, net	910	826
Federal Home Loan Bank stock, at cost	1,758	1,938
Intangible assets, net	1,082	1,300
Loan servicing rights, net	3,005	2,846
Bank-owned life insurance	16,402	16,179
Other assets	7,498	6,643
Total assets	$1,034,446	$1,076,874

Liabilities and Shareholders' Equity
Deposits
Demand	$71,054	$69,827
Savings and interest checking	107,750	108,417
Money market	352,237	374,569
Time	317,613	337,037
Total deposits	848,654	889,850

Federal Home Loan Bank advances	15,000	20,011
Subordinated debt	23,790	23,620
Capital lease obligation	741	873
Other liabilities	16,258	19,723
Total liabilities	904,443	954,077

Commitments and contingencies	-	-

Shareholders' equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares issued and outstanding at December 31, 2017 and June 30, 2017	-	-
Voting common stock, $1.00 par value, 25,000,000 shares authorized; 8,017,334 and 7,840,460 shares issued and outstanding at December 31, 2017 and June 30, 2017, respectively	8,017	7,841
Non-voting common stock, $1.00 par value, 3,000,000 shares authorized; 921,939 and 991,194 shares issued and outstanding at December 31, 2017 and June 30, 2017, respectively	922	991
Additional paid-in capital	76,805	77,455
Retained earnings	45,855	38,142
Accumulated other comprehensive loss	(1,596)	(1,632)
Total shareholders' equity	130,003	122,797
Total liabilities and shareholders' equity	$1,034,446	$1,076,874

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Interest and dividend income:
Interest and fees on loans	$14,501	$13,913	$29,883	$25,716
Interest on available-for-sale securities	267	247	533	486
Other interest and dividend income	492	172	1,022	387
Total interest and dividend income	15,260	14,332	31,438	26,589

Interest expense:
Deposits	2,129	1,798	4,305	3,553
Federal Home Loan Bank advances	148	220	319	475
Subordinated debt	517	468	1,025	927
Obligation under capital lease agreements	9	13	21	27
Total interest expense	2,803	2,499	5,670	4,982
Net interest and dividend income before provision for loan losses	12,457	11,833	25,768	21,607
Provision for loan losses	437	628	792	820
Net interest and dividend income after provision for loan losses	12,020	11,205	24,976	20,787

Noninterest income:
Fees for other services to customers	475	481	1,002	889
Gain on sales of residential loans held for sale	255	337	545	878
Gain on sales of SBA loans	341	1,734	1,361	2,476
Gain on sales of other loans	21	-	21	-
Gain (loss) on real estate owned, other repossessed collateral and premises and equipment, net	11	3	11	(11)
Bank-owned life insurance income	111	114	223	228
Other noninterest income	14	21	23	38
Total noninterest income	1,228	2,690	3,186	4,498

Noninterest expense:
Salaries and employee benefits	5,173	5,161	10,427	10,475
Occupancy and equipment expense	1,150	1,252	2,260	2,481
Professional fees	425	399	867	895
Data processing fees	624	410	1,227	832
Marketing expense	70	97	157	184
Loan acquisition and collection expense	368	547	733	774
FDIC insurance premiums	80	22	160	146
Intangible asset amortization	109	109	218	218
Other noninterest expense	564	959	1,228	1,577
Total noninterest expense	8,563	8,956	17,277	17,582
Income before income tax expense	4,685	4,939	10,885	7,703
Income tax expense	1,381	1,839	2,995	2,852
Net income	$3,304	$3,100	$7,890	$4,851

Weighted-average shares outstanding:
Basic	8,924,495	8,831,235	8,883,003	8,968,690
Diluted	9,168,084	8,864,618	9,129,010	8,999,062
Earnings per common share:

Basic	$0.37	$0.35	$0.89	$0.54
Diluted	0.36	0.35	0.86	0.54

Cash dividends declared per common share	$0.01	$0.01	$0.02	$0.02

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net income	$3,304	$3,100	$7,890	$4,851
Other comprehensive income, before tax:
Available-for-sale securities:
Change in net unrealized loss on available-for-sale securities	(297)	(1,336)	(175)	(1,414)
Derivatives and hedging activities:
Change in accumulated gain on effective cash flow hedges	160	1,486	181	1,633
Reclassification adjustments included in interest expense	26	8	49	14
Total derivatives and hedging activities	186	1,494	230	1,647
Total other comprehensive (loss) income, before tax	(111)	158	55	233
Income tax expense (benefit) related to other comprehensive (loss) income	(43)	62	19	92
Other comprehensive (loss) income, net of tax	(68)	96	36	141
Comprehensive income	$3,236	$3,196	$7,926	$4,992

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share and per share data)

									Accumulated
	Preferred Stock		Voting Common Stock		Non-voting Common Stock		Additional Paid-in	Retained	Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity

Balance at June 30, 2016	-	$-	8,089,790	$8,089	1,227,683	$1,228	$83,020	$26,160	$(1,906)	$116,591
Net income	-	-	-	-	-	-	-	4,851	-	4,851
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	141	141
Common stock repurchased	-	-	(645,238)	(645)	-	-	(6,298)	-	-	(6,943)
Conversion of voting common stock to non-voting common stock	-	-	(116,000)	(116)	116,000	116	-	-	-	-
Dividends on common stock at $0.02 per share	-	-	-	-	-	-	-	(181)	-	(181)
Stock-based compensation	-	-	-	-	-	-	483	-	-	483
Issuance of restricted common stock	-	-	160,000	160	-	-	(160)	-	-	-
Cancellation and forfeiture of restricted common stock	-	-	(1,000)	(1)	-	-	1	-	-	-
Balance at December 31, 2016	-	$-	7,487,552	$7,487	1,343,683	$1,344	$77,046	$30,830	$(1,765)	$114,942
Balance at June 30, 2017	-	-	7,840,460	$7,841	991,194	$991	$77,455	$38,142	$(1,632)	$122,797
Net income	-	-	-	-	-	-	-	7,890	-	7,890
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	36	36
Conversion of non-voting common stock to voting common stock	-	-	69,255	69	(69,255)	(69)	-	-	-	-
Dividends on common stock at $0.02 per share	-	-	-	-	-	-	-	(177)	-	(177)
Stock-based compensation	-	-	-	-	-	-	485	-	-	485
Issuance of restricted common stock	-	-	12,000	12	-	-	(12)	-	-	-
Cancellation and forfeiture of restricted common stock	-	-	(15,756)	(16)	-	-	(39)	-	-	(55)
Stock options exercised, net	-	-	111,375	111	-	-	(1,084)	-	-	(973)
Balance at December 31, 2017	-	$-	8,017,334	$8,017	921,939	$922	$76,805	$45,855	$(1,596)	$130,003

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six Months Ended December 31,
	2017	2016
Operating activities:
Net income	$7,890	$4,851
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	792	820
(Gain) loss recognized on real estate owned, other repossessed collateral and premises and equipment, net	(11)	11
Accretion of fair value adjustments on loans, net	(4,830)	(5,640)
Accretion of fair value adjustments on deposits, net	-	(2)
Amortization (accretion) of fair value adjustments on borrowings, net	104	(51)
Amortization of subordinated debt issuance costs	55	138
Originations of loans held for sale	(49,309)	(66,778)
Net proceeds from sales of loans held for sale	50,946	71,100
Gain on sales of residential loans held for sale, net	(545)	(878)
Gain on sales of SBA and other loans held for sale, net	(1,382)	(2,476)
Net increase in loan servicing rights	(159)	(577)
Amortization of intangible assets	218	218
Bank-owned life insurance income	(223)	(228)
Depreciation and amortization of premises and equipment	636	769
Stock-based compensation	485	483
Deferred income tax expense	498	-
Amortization of available-for-sale securities, net	450	555
Net changes in other assets and liabilities:
Other assets	(1,376)	595
Other liabilities	(3,231)	702
Net cash provided by operating activities	1,008	3,612
Investing activities:
Purchases of available-for-sale securities	(9,222)	(9,056)
Proceeds from maturities and principal payments on available-for-sale securities	12,951	17,126
Loan purchases	(38,453)	(59,886)
Loan originations, principal collections, and purchased loan paydowns, net	45,540	(13,413)
Purchases of premises and equipment	(795)	(229)
Redemption of Federal Home Loan Bank stock	180	470
Proceeds from sales of real estate owned and other repossessed collateral	1,264	523
Net cash provided by (used in) investing activities	11,465	(64,465)
Financing activities:
Net change in deposits	(41,196)	39,141
Repurchase of common stock	-	(6,943)
Dividends paid on common stock	(177)	(181)
Repayment of Federal Home Loan Bank advances	(5,000)	(10,000)
Repayment of capital lease obligation	(132)	(125)
Repurchases for tax withholdings on restricted common stock	(55)	-
Repurchases for tax withholdings on stock options	(973)	-
Net cash (used in) provided by financing activities	(47,533)	21,892
Net decrease in cash and cash equivalents	(35,060)	(38,961)
Cash and cash equivalents, beginning of period	163,283	151,157
Cash and cash equivalents, end of period	$128,223	$112,196

Supplemental schedule of noncash investing activities:
Transfers from loans to real estate owned and other repossessed collateral	$1,302	$1,946

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

December 31, 2017

1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Northeast Bancorp (“Northeast” or the “Company”) and its wholly-owned subsidiary, Northeast Bank (the “Bank”).

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the interim periods presented. These accompanying unaudited financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2017 (“Fiscal 2017”) included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2015-14, Revenue from Contracts with Customers (Topic 606) (“ASU 2015-14”) was issued in August 2015 which defers adoption to annual reporting periods beginning after December 15, 2017. The timing of the Company’s revenue recognition is not expected to materially change. The Company is currently performing an assessment of revenue streams and reviewing contracts potentially affected by the ASU to determine the impact of the new guidance. The Company’s largest portions of revenue, interest and fees on loans and gain on sales of loans, are specifically excluded from the scope of the guidance, and the Company currently recognizes the majority of the remaining revenue sources in a manner that management believes is consistent with the new guidance. Because of this, management believes that revenue recognized under the new guidance will generally approximate revenue recognized under current GAAP. These observations are subject to change as the evaluation is completed.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Entities are required to recognize the income tax effects of awards in the income statement when the awards vest or are settled. This guidance became effective for the Company for the fiscal year beginning July 1, 2017. For interim reporting purposes the excess tax benefits or deficiencies shall be recorded as discrete items in the period in which they occur. In addition to the excess tax benefit treatment, the amendment removed the assumed proceeds related to the excess tax benefit from the calculation of diluted shares.

Upon adoption, the most significant impact of this amendment resulted from the prospective application of current excess tax benefits and deficiencies being recognized in income tax expense, which would previously have been recognized in additional paid-in capital. In the six months ended December 31, 2017, this item reduced income tax expense and increased net income by approximately $1.1 million, representing an income tax benefit arising from individuals who exercised non-qualified stock options and restricted stock awards that vested during the period. For the year ended June 30, 2017, the Company recognized $27 thousand in additional paid-in-capital related to the excess tax benefit, which, if under the new ASU, would have been recognized as an income tax benefit in the income statement. These amounts, treated as discrete items in the period in which they occur, will vary from year to year as a function of the volume of share-based payments vested or exercised and the then fair market value of the Company's stock in comparison to the compensation cost recognized in the financial statements. In addition to the excess tax benefit treatment, the amendment removed the assumed proceeds related to the excess tax benefit from the calculation of diluted shares which increased diluted weighted average common shares outstanding by 40,966 shares to 9,089,936. This amendment is applied on a prospective basis, and no prior periods were adjusted. Additionally upon adoption, the Company made a policy election to record forfeitures as they occur rather than make use of an estimate. The other provisions did not have a material impact on the Company's consolidated financial statements upon adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) (“ASU 2016-13”). This guidance is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this guidance replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU will be effective for fiscal years beginning after December 15, 2019. Early adoption is available as of the fiscal year beginning after December 15, 2018. The Company is evaluating the provisions of the guidance, and will closely monitor developments and additional guidance to determine the potential impact on the Company’s consolidated financial statements. Management is in the process of identifying the methodologies and the additional data requirements necessary to implement the guidance and plans to engage an existing third-party service provider to assist in implementation.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”) which amends the scope of modification accounting for share-based payment arrangements. This update provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. This update is effective for public business entities for annual periods being after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted including adopting in any interim period. This update should be applied prospectively to awards modified on or after the effective date. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) (“ASU 2017-12”). This guidance permits hedge accounting for risk components in hedging relationships involving nonfinancial risk and interest rate risk, and improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in this guidance are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

3. Available-for-Sale Securities

The following presents a summary of the amortized cost, gross unrealized holding gains and losses, and fair value of available-for-sale securities.

	December 31, 2017
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Government agency securities	$57,365	$-	$(273)	$57,092
Agency mortgage-backed securities	29,306	-	(726)	28,580
Other investments measured at net asset value	6,791	-	(124)	6,667
	$93,462	$-	$(1,123)	$92,339

	June 30, 2017
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Government agency securities	$57,401	$-	$(233)	$57,168
Agency mortgage-backed securities	33,523	-	(620)	32,903
Other investments measured at net asset value	6,717	-	(95)	6,622
	$97,641	$-	$(948)	$96,693

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on sale. There were no securities sold during the three and six months ended December 31, 2017 or 2016. At December 30, 2017, no investment securities were pledged as collateral to secure outstanding borrowings.

The following summarizes the Company’s gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2017
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government agency securities	$21,111	$(86)	$35,981	$(187)	$57,092	$(273)
Agency mortgage-backed securities	1,627	(9)	26,953	(717)	28,580	(726)
Other investments measured at net asset value	-	-	5,142	(124)	5,142	(124)
	$22,738	$(95)	$68,076	$(1,028)	$90,814	$(1,123)

	June 30, 2017
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government agency securities	$57,168	$(233)	$-	$-	$57,168	$(233)
Agency mortgage-backed securities	19,571	(298)	13,332	(322)	32,903	(620)
Other investments measured at net asset value	5,115	(95)	-	-	5,115	(95)
	$81,854	$(626)	$13,332	$(322)	$95,186	$(948)

There were no other-than-temporary impairment losses on securities during the three and six months ended December 31, 2017 or 2016.

At December 31, 2017, the Company had 31 securities in a continuous loss position for greater than twelve months. At December 31, 2017, all of the Company’s available-for-sale securities were issued or guaranteed by either government agencies or government-sponsored enterprises. The decline in fair value of the Company’s available-for-sale securities at December 31, 2017 is attributable to changes in interest rates.

In addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company’s investment portfolio, management of the Company also considers the Company’s ability and intent to hold such securities to maturity or recovery of cost. At December 31, 2017, the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the investment securities before recovery of its amortized cost. As such, management does not believe any of the Company’s available-for-sale securities are other-than-temporarily impaired at December 31, 2017.

The investments measured at net asset value include a fund that seeks to invest in securities either issued or guaranteed by the U.S. government or its agencies, as well as a fund that primarily invests in the federally guaranteed portion of SBA 7(a) loans that adjust quarterly or monthly and are indexed to the Prime Rate. The underlying composition of these funds is primarily government agencies, other investment-grade investments, or the guaranteed portion of SBA 7(a) loans, as applicable. As of December 31, 2017, the effective duration of the fund that seeks to invest in securities either issued or guaranteed by the U.S. government or its agencies is 4.66 years.

The amortized cost and fair values of available-for-sale debt securities by contractual maturity are shown below as of December 31, 2017. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within one year	$39,168	$38,981
Due after one year through five years	18,197	18,111
Due after five years through ten years	-	-
Due after ten years	-	-
Total U.S. Government agency securities	57,365	57,092
Agency mortgage-backed securities	29,306	28,580
Total debt securities	$86,671	$85,672

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

Loans are generally placed on nonaccrual status when they are past due 90 days as to either principal or interest, or when in management's judgment the collectability of interest or principal of the loan has been significantly impaired. Loans accounted for under ASC 310-30 are placed on nonaccrual when it is not possible to reach a reasonable expectation of the timing and amount of cash flows to be collected on the loan. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. Interest on nonaccrual loans is accounted for on a cash-basis or using the cost-recovery method when collectability is doubtful. A loan is returned to accrual status when collectability of principal and interest is reasonably assured and the loan has performed for a reasonable period of time.

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

The composition of the Company’s loan portfolio is as follows on the dates indicated.

	December 31, 2017			June 30, 2017
	Originated	Purchased	Total	Originated	Purchased	Total
	(Dollars in thousands)
Residential real estate	$80,462	$4,723	$85,185	$83,759	$3,377	$87,136
Home equity	12,313	95	12,408	13,931	101	14,032
Commercial real estate	255,679	238,275	493,954	256,280	241,724	498,004
Commercial and industrial	177,756	1,084	178,840	174,468	1,186	175,654
Consumer	3,803	-	3,803	4,369	-	4,369
Total loans	$530,013	$244,177	$774,190	$532,807	$246,388	$779,195

Total loans include net deferred loan origination costs of $212 thousand and $507 thousand as of December 31, 2017 and June 30, 2017, respectively.

Past Due and Nonaccrual Loans

The following is a summary of past due and nonaccrual loans:

	December 31, 2017
	Past Due 30-59 Days	Past Due 60-89 Days	Past Due 90 Days or More-Still Accruing	Past Due 90 Days or More- Nonaccrual	Total Past Due	Total Current	Total Loans	Nonaccrual Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$1,472	$618	$-	$2,108	$4,198	$76,264	$80,462	$3,783
Home equity	-	148	-	108	256	12,057	12,313	107
Commercial real estate	1,870	288	-	123	2,281	253,398	255,679	2,537
Commercial and industrial	1,004	36	-	-	1,040	176,716	177,756	2,555
Consumer	55	53	-	36	144	3659	3,803	147
Total originated portfolio	4,401	1,143	-	2,375	7,919	522,094	530,013	9,129
Purchased portfolio:
Residential real estate and home equity	-	-	-	220	220	4,598	4,818	220
Commercial and industrial	217	-	-	-	217	867	1,084	292
Commercial real estate	10,918	5,971	-	4,712	21,601	216,674	238,275	8,450
Total purchased portfolio	11,135	5,971	-	4,932	22,038	222,139	244,177	8,962
Total loans	$15,536	$7,114	$-	$7,307	$29,957	$744,233	$774,190	$18,091

	June 30, 2017
	Past Due 30-59 Days	Past Due 60-89 Days	Past Due 90 Days or More-Still Accruing	Past Due 90 Days or More- Nonaccrual	Total Past Due	Total Current	Total Loans	Nonaccrual Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$141	$574	$-	$1,398	$2,113	$81,646	$83,759	$3,337
Home equity	49	-	-	58	107	13,824	13,931	58
Commercial real estate	2,266	-	-	124	2,390	253,890	256,280	413
Commercial and industrial	-	-	-	2,433	2,433	172,035	174,468	2,600
Consumer	69	50	-	32	151	4,218	4,369	103
Total originated portfolio	2,525	624	-	4,045	7,194	525,613	532,807	6,511
Purchased portfolio:
Residential real estate and home equity	-	1,082	-	16	1,098	2,380	3,478	1,056
Commercial and industrial	-	-	-	-	-	1,186	1,186	32
Commercial real estate	173	1,997	-	2,922	5,092	236,632	241,724	6,364
Total purchased portfolio	173	3,079	-	2,938	6,190	240,198	246,388	7,452
Total loans	$2,698	$3,703	$-	$6,983	$13,384	$765,811	$779,195	$13,963

Allowance for Loan Losses and Impaired Loans

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. For residential and consumer loans, a charge-off is recorded no later than the point at which a loan is 180 days past due if the loan balance exceeds the fair value of the collateral, less estimated costs to sell. For commercial loans, a charge-off is recorded on a case-by-case basis when all or a portion of the loan is deemed to be uncollectible. Subsequent recoveries, if any, are credited to the allowance.

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

Commercial and industrial: Loans in this segment are made to businesses and are generally secured by the assets of the business. Repayment is expected from the cash flows of the business. This segment also includes loans to non-bank lenders, which are generally secured by a collateral assignment of the notes and mortgages on loans originated by the non-bank lenders. Weakness in national or regional economic conditions, and a corresponding weakness in consumer or business spending, will have an adverse effect on the credit quality of this segment.

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

The following table sets forth activity in the Company’s allowance for loan losses.

	Three Months Ended December 31, 2017
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$513	$2,443	$727	$41	$310	$-	$4,034
Provision	176	74	(42)	19	210	-	437
Recoveries	1	-	5	25	-	-	31
Charge-offs	(112)	-	-	(35)	-	-	(147)
Ending balance	$578	$2,517	$690	$50	$520	$-	$4,355

	Three Months Ended December 31, 2016
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$541	$1,421	$318	$68	$158	$-	$2,506
Provision	6	351	207	40	24	-	628
Recoveries	27	19	6	21	-	-	73
Charge-offs	-	(41)	-	(59)	-	-	(100)
Ending balance	$574	$1,750	$531	$70	$182	$-	$3,107

	Six Months Ended December 31, 2017
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$477	$2,312	$520	$53	$303	$-	$3,665
Provision	217	205	147	6	217	-	792
Recoveries	8	-	23	31	-	-	62
Charge-offs	(124)	-	-	(40)	-	-	(164)
Ending balance	$578	$2,517	$690	$50	$520	$-	$4,355

	Six Months Ended December 31, 2016
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$663	$1,195	$297	$62	$133	$-	$2,350
Provision	(93)	577	224	63	49	-	820
Recoveries	29	19	11	32	-	-	91
Charge-offs	(25)	(41)	(1)	(87)	-	-	(154)
Ending balance	$574	$1,750	$531	$70	$182	$-	$3,107

The following table sets forth information regarding the allowance for loan losses by portfolio segment and impairment methodology.

	December 31, 2017
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$307	$163	$144	$9	$-	$-	$623
Collectively evaluated	271	2,354	546	41	-	-	3,212
ASC 310-30	-	-	-	-	520	-	520
Total	$578	$2,517	$690	$50	$520	$-	$4,355
Loans:
Individually evaluated	$6,053	$3,867	$2,592	$315	$-	$-	$12,827
Collectively evaluated	86,722	251,812	175,164	3,488	-	-	517,186
ASC 310-30	-	-	-	-	244,177	-	244,177
Total	$92,775	$255,679	$177,756	$3,803	$244,177	$-	$774,190

	June 30, 2017
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$252	$147	$149	$4	$-	$-	$552
Collectively evaluated	225	2,165	371	49	-	-	2,810
ASC 310-30	-	-	-	-	303	-	303
Total	$477	$2,312	$520	$53	$303	$-	$3,665
Loans:
Individually evaluated	$5,676	$1,759	$2,694	$296	$-	$-	$10,425
Collectively evaluated	92,014	254,521	171,774	4,073	-	-	522,382
ASC 310-30	-	-	-	-	246,388	-	246,388
Total	$97,690	$256,280	$174,468	$4,369	$246,388	$-	$779,195

The following table sets forth information regarding impaired loans. Loans accounted for under ASC 310-30 that have performed based on cash flow and accretable yield expectations determined at date of acquisition are not considered impaired assets and have been excluded from the tables below.

	December 31, 2017			June 30, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$3,848	$3,840	$-	$4,052	$4,084	$-
Consumer	276	303	-	250	271	-
Commercial real estate	2,482	2,477	-	359	354	-
Commercial and industrial	1,758	1,758	-	1,870	1,870	-
Purchased:
Residential real estate	54	54	-	1,056	1,099	-
Commercial real estate	10,589	13,408	-	8,696	11,468	-
Commercial and industrial	24	57	-	32	65	-
Total	19,031	21,897	-	16,315	19,211	-

Impaired loans with a valuation allowance:
Originated:
Residential real estate	2,205	2,186	307	1,624	1,595	252
Consumer	39	41	9	46	55	4
Commercial real estate	1,385	1,374	163	1,400	1,388	147
Commercial and industrial	834	834	144	824	824	149
Purchased:
Residential real estate	166	180	4	-	-	-
Commercial real estate	4,676	5,102	190	3,528	3,929	176
Commercial and industrial	362	421	321	94	108	55
Total	9,667	10,138	1,138	7,516	7,899	783
Total impaired loans	$28,698	$32,035	$1,138	$23,831	$27,110	$783

The following tables set forth information regarding interest income recognized on impaired loans.

	Three Months Ended December 31,
	2017		2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$3,992	$38	$3,730	$62
Consumer	285	7	200	8
Commercial real estate	2,454	1	466	15
Commercial and industrial	1,794	2	1,080	33
Purchased:
Residential real estate	566	-	1,087	-
Commercial real estate	9,814	102	4,705	47
Commercial and industrial	26	-	32	-
Total	18,931	150	11,300	165

Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,904	42	1,952	73
Consumer	32	1	93	2
Commercial real estate	1,388	27	1,115	31
Commercial and industrial	850	2	504	12
Purchased:
Residential real estate	83	1	-	-
Commercial real estate	4,108	38	1,423	7
Commercial and industrial	228	3	28	2
Total	8,593	114	5,115	127
Total impaired loans	$27,524	$264	$16,415	$292

	Six Months Ended December 31,
	2017		2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$4,012	$74	$3,550	$111
Consumer	273	13	219	11
Commercial real estate	1,756	94	461	23
Commercial and industrial	1,819	39	725	36
Purchased:
Residential real estate	729	-	1,100	3
Commercial real estate	9,441	182	4,661	99
Commercial and industrial	28	-	21	-
Total	18,058	402	10,737	283

Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,811	63	1,917	89
Consumer	36	2	97	4
Commercial real estate	1,392	49	1,155	49
Commercial and industrial	841	6	336	12
Purchased:
Residential real estate	55	1	-	-
Commercial real estate	3,915	65	1,443	24
Commercial and industrial	183	3	19	2
Total	8,233	189	4,967	180
Total impaired loans	$26,291	$591	$15,704	$463

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

The following tables present the Company’s loans by risk rating.

	December 31, 2017
	Originated Portfolio
	Commercial	Commercial		Purchased
	Real Estate	and Industrial	Residential(1)	Portfolio	Total
	(Dollars in thousands)
Loans rated 1- 6	$248,576	$174,482	$13,754	$231,544	$668,356
Loans rated 7	4,537	2,186	66	3,021	9,810
Loans rated 8	2,566	1,088	1,298	9,612	14,564
Loans rated 9	-	-	19	-	19
Loans rated 10	-	-	-	-	-
	$255,679	$177,756	$15,137	$244,177	$692,749

	June 30, 2017
	Originated Portfolio
	Commercial	Commercial		Purchased
	Real Estate	and Industrial	Residential(1)	Portfolio	Total
	(Dollars in thousands)
Loans rated 1- 6	$253,041	$171,160	$10,039	$229,980	$664,220
Loans rated 7	2,686	2,483	71	9,622	14,862
Loans rated 8	554	825	803	6,786	8,968
Loans rated 9	-	-	19	-	19
Loans rated 10	-	-	-	-	-
	$256,281	$174,468	$10,932	$246,388	$688,069

(1)	Certain of the Company’s loans made for commercial purposes, but secured by residential collateral, are rated under the Company’s risk-rating system.

Troubled Debt Restructurings

The following table shows the Company’s post-modification balance of TDRs by type of modification.

	Three Months Ended December 31,				Six Months Ended December 31,
	2017		2016		2017		2016
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
Extended maturity	-	$-	1	$154	1	$18	1	$154
Adjusted interest rate	1	15	2	135	1	15	3	144
Rate and maturity	3	2,263	-	-	3	2,263	1	334
Principal deferment	2	283	1	161	3	938	1	161
Court ordered concession	-	-	-	-	-	-	-	-
	6	$2,561	4	$450	8	$3,234	6	$793

The following table shows loans modified in a TDR and the change in the recorded investment subsequent to the modifications occurring.

	Three Months Ended December 31,
	2017			2016
		Recorded	Recorded		Recorded	Recorded
	Number of	Investment	Investment	Number of	Investment	Investment
	Contracts	Pre-Modification	Post-Modification	Contracts	Pre-Modification	Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	2	$29	$30	3	$266	$289
Home equity	-	-	-	-	-	-
Commercial real estate	2	2,079	2,140	-	-	-
Commercial and industrial	-	-	-	1	91	161
Consumer	-	-	-	-	-	-
Total originated portfolio	4	2,108	2,170	4	357	450
Purchased portfolio:
Residential real estate	-	-	-	-	-	-
Commercial real estate	1	123	123	-	-	-
Commercial and industrial	1	268	268	-	-	-
Total purchased portfolio	2	391	391	-	-	-
Total	6	$2,499	$2,561	4	$357	$450

	Six Months Ended December 31,
	2017			2016
		Recorded	Recorded		Recorded	Recorded
	Number of	Investment	Investment	Number of	Investment	Investment
	Contracts	Pre-Modification	Post-Modification	Contracts	Pre-Modification	Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	3	$47	$48	4	$275	$298
Home equity	-	-	-	-	-	-
Commercial real estate	2	2,079	2,140	-	-	-
Commercial and industrial	1	655	655	1	91	161
Consumer	-	-	-	-	-	-
Total originated portfolio	6	2,781	2,843	5	366	459
Purchased portfolio:
Residential real estate	-	-	-	-	-	-
Commercial real estate	1	123	123	-	-	-
Commercial and industrial	1	268	268	1	334	334
Total purchased portfolio	2	391	391	1	334	334
Total	8	$3,172	$3,234	6	$700	$793

The Company considers TDRs past due 90 days or more to be in payment default. No loans modified in a TDR in the last twelve months defaulted during the three and six months ended December 31, 2017. As of December 31, 2016 and 2017, there were no further commitments to lend to borrowers associated with loans modified in a TDR.

ASC 310-30 Loans

The following tables present a summary of loans accounted for under ASC 310-30 that were acquired by the Company during the period indicated.

	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016
	(Dollars in thousands)
Contractually required payments receivable	$49,408	$68,466
Nonaccretable difference	(1,667)	(977)
Cash flows expected to be collected	47,741	67,489
Accretable yield	(12,939)	(21,456)
Fair value of loans acquired	$34,802	$46,033

	Six Months Ended December 31, 2017	Six Months Ended December 31, 2016
	(Dollars in thousands)
Contractually required payments receivable	$55,320	$94,720
Nonaccretable difference	(1,824)	(3,494)
Cash flows expected to be collected	53,496	91,226
Accretable yield	(15,043)	(31,340)
Fair value of loans acquired	$38,453	$59,886

Certain loans accounted for under ASC 310-30 that were acquired by the Company are not accounted for using the income recognition model because the Company cannot reasonably estimate cash flows expected to be collected. These loans when acquired are placed on nonaccrual. The carrying amounts of such loans are as follows.

	As of and for the Three Months Ended December 31, 2017	As of and for the Six Months Ended December 31, 2017
	(Dollars in thousands)
Loans acquired during the period	$5	$5
Loans at end of period	6,901	6,901

The following tables summarize the activity in the accretable yield for loans accounted for under ASC 310-30.

	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016
	(Dollars in thousands)
Beginning balance	$122,923	$124,023
Acquisitions	12,939	21,456
Accretion	(4,244)	(4,656)
Reclassifications from non-accretable difference to accretable yield	1,095	973
Disposals and other changes	(7,810)	(13,373)
Ending balance	$124,903	$128,423

	Six Months Ended December 31, 2017	Six Months Ended December 31, 2016
	(Dollars in thousands)
Beginning balance	$131,197	$124,151
Acquisitions	15,043	31,340
Accretion	(8,669)	(9,308)
Reclassifications from non-accretable difference to accretable yield	4,523	1,131
Disposals and other changes	(17,191)	(18,891)
Ending balance	$124,903	$128,423

The following table provides information related to the unpaid principal balance and carrying amounts of ASC 310-30 loans.

	December 31, 2017	June 30, 2017
	(Dollars in thousands)
Unpaid principal balance	$266,374	$271,709
Carrying amount	236,047	239,583

5. Transfers and Servicing of Financial Assets

The Company sells loans in the secondary market and for certain loans, retains the servicing responsibility. Consideration for the sale includes the cash received as well as the related servicing rights asset. The Company receives fees for the services provided.

Capitalized servicing rights as of December 31, 2017 totaled $3.0 million, compared to $2.8 million as of June 30, 2017, and are classified as loan servicing rights, net, on the consolidated balance sheets.

Mortgage loans sold in the quarter ended December 31, 2017 totaled $17.6 million, compared to $17.7 million in the quarter ended December 31, 2016. Mortgage loans sold in the six months ended December 31, 2017 totaled $36.7 million, compared to $42.7 million in the six months ended December 31, 2016. Mortgage loans serviced for others totaled $9.3 million at December 31, 2017 and $10.7 million at June 30, 2017. Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $29.3 million and $25.2 million at December 31, 2017 and June 30, 2017, respectively.

SBA loans sold during the quarter ended December 31, 2017 totaled $3.4 million, compared to $17.5 million in the quarter ended December 31, 2016. SBA loans sold in the six months ended December 31, 2017 totaled $12.5 million, compared to $24.8 million in the six months ended December 31, 2016. SBA loans serviced for others totaled $146.8 million at December 31, 2017 and $144.4 million at June 30, 2017.

Mortgage and SBA loans serviced for others are accounted for as sales and therefore are not included on the accompanying consolidated balance sheets. The risks inherent in mortgage servicing assets and SBA servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.

Contractually specified servicing fees were $234 thousand and $248 thousand for the quarters ended December 31, 2017 and 2016, respectively, and were included as a component of loan-related fees within noninterest income. Contractually specified servicing fees were $497 thousand and $408 thousand for the six months ended December 31, 2017 and 2016, respectively.

The significant assumptions used in the valuation of the servicing rights included a range of discount rates from 9.6% to 15.8% and a weighted average prepayment speed assumption of 8.8%.

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

	Three months Ended December 31,		Six months Ended December 31,
	2017	2016	2017	2016
	(In thousands, except share and per share data)

Net income	$3,304	$3,100	$7,890	$4,851

Weighted average shares used in calculation of basic EPS	8,924,495	8,831,235	8,883,003	8,968,690
Incremental shares from assumed exercise of dilutive securities	243,589	33,383	246,007	30,372
Weighted average shares used in calculation of diluted EPS	9,168,084	8,864,618	9,129,010	8,999,062

Basic earnings per common share	$0.37	$0.35	$0.89	$0.54
Diluted earnings per common share	$0.36	$0.35	$0.86	$0.54

For the three and six months ended December 31, 2017 and 2016, the following stock options were excluded from the calculation of diluted EPS due to the exercise price of these options exceeding the average market price of the Company’s common stock for the period. These options, which were not dilutive at that date, may potentially dilute EPS in the future.

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Stock options	-	714,545	-	714,545

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

The Company currently holds derivative instruments that contain credit-risk related features that are in a net liability position, which may require that collateral be assigned to dealer banks. At December 31, 2017, the Company had posted cash collateral totaling $1.7 million with dealer banks related to derivative instruments in a net liability position.

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

Information pertaining to outstanding interest rate caps and swap agreements used to hedge variable rate debt is as follows.

December 31, 2017
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Loss	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$5,000	July 2013	July 2033	3 Mo. LIBOR	1.69%	3.38%	n/a	$(619)	$(619)	Other Liabilities
5,000	July 2013	July 2028	3 Mo. LIBOR	1.69%	3.23%	n/a	(409)	(409)	Other Liabilities
5,000	July 2013	July 2023	3 Mo. LIBOR	1.69%	2.77%	n/a	(144)	(144)	Other Liabilities
Interest rate caps:
6,000	October 2014	September 2019	3 Mo. LIBOR	n/a	n/a	2.50%	(116)	4	Other Assets
10,000	March 2015	February 2020	3 Mo. LIBOR	n/a	n/a	2.50%	(165)	13	Other Assets
$31,000							$(1,453)	$(1,155)

June 30, 2017
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Loss	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$5,000	July 2013	July 2033	3 Mo. LIBOR	1.30%	3.38%	n/a	$(666)	$(666)	Other Liabilities
5,000	July 2013	July 2028	3 Mo. LIBOR	1.30%	3.23%	n/a	(471)	(471)	Other Liabilities
5,000	July 2013	July 2023	3 Mo. LIBOR	1.30%	2.77%	n/a	(218)	(218)	Other Liabilities
Interest rate caps:
6,000	October 2014	September 2019	3 Mo. LIBOR	n/a	n/a	2.50%	(142)	4	Other Assets
10,000	March 2015	February 2020	3 Mo. LIBOR	n/a	n/a	2.50%	(186)	14	Other Assets
$31,000							$(1,683)	$(1,337)

During the three and six months ended December 31, 2017 and 2016, no interest rate cap or swap agreements were terminated prior to maturity. Changes in the fair value of interest rate caps and swaps designated as hedging instruments of the variability of cash flows associated with variable rate debt are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the debt affects earnings. Risk management results for the three and six months ended December 31, 2017 and 2016 related to the balance sheet hedging of variable rate debt indicates that the hedges were effective.

8. Other Comprehensive Income

The components of other comprehensive income are as follows:

	Three Months Ended December 31,
	2017			2016
	Pre-tax	Tax Expense	After-tax	Pre-tax	Tax Expense	After-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
	(Dollars in thousands)
Change in net unrealized loss on available-for-sale securities	$(297)	$(113)	$(184)	$(1,336)	$(507)	$(829)

Change in accumulated loss on effective cash flow hedges	160	60	100	1,486	566	920
Reclassification adjustment for losses included in net income	26	10	16	8	3	5
Total derivatives and hedging activities	186	70	116	1,494	569	925
Total other comprehensive (loss) income	$(111)	$(43)	$(68)	$158	$62	$96

	Six Months Ended December 31,
	2017			2016
	Pre-tax	Tax Expense	After-tax	Pre-tax	Tax Expense	After-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
	(Dollars in thousands)
Change in net unrealized gain or loss on available-for-sale securities	$(175)	$(68)	$(107)	$(1,414)	$(537)	$(877)

Change in accumulated loss on effective cash flow hedges	181	68	113	1,633	624	1,009
Reclassification adjustment for losses included in net income	49	19	30	14	5	9
Total derivatives and hedging activities	230	87	143	1,647	629	1,018
Total other comprehensive income	$55	$19	$36	$233	$92	$141

Accumulated other comprehensive loss is comprised of the following:

	December 31, 2017	June 30, 2017
	(Dollars in thousands)
Unrealized loss on available-for-sale securities	$(1,123)	$(948)
Tax effect	428	360
After tax amount	(695)	(588)
Unrealized loss on cash flow hedges	(1,453)	(1,683)
Tax effect	552	639
After tax amount	(901)	(1,044)
Accumulated other comprehensive loss	$(1,596)	$(1,632)

9. Commitments and Contingencies

Commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, and commitments to fund investments. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Financial instruments with contract amounts which represent credit risk are as follows:

	December 31, 2017	June 30, 2017
	(Dollars in thousands)
Commitments to grant loans	$40,537	$15,244
Unfunded commitments under lines of credit	33,757	31,858
Standby letters of credit	3,460	3,400
Commitment to fund investments	-	1,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The Company has recorded an allowance for possible losses on commitments and unfunded loans totaling $79 thousand and $39 thousand recorded in other liabilities at December 31, 2017 and June 30, 2017, respectively.

As of December 31, 2017, the Company does not have a commitment to fund investments.

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

For the six months ended December 31, 2017, in totality, the adoption of ASU 2016-09 reduced the Company's income tax expense by $1.1 million. The excess tax benefit under the new guidance is treated as a discrete item in the period in which it occurs, and will vary from quarter to quarter as a function of the volume of restricted stock that vests, the volume of options that are exercised and the market price of the Company's stock in comparison to the compensation cost recognized in the consolidated financial statements.

Upon adoption, the Company made a policy election to record forfeitures as they occur rather than make use of an estimate. The other provisions did not have a material impact on the Company's consolidated financial statements upon adoption.

11.	Income Taxes

On December 22, 2017, President Donald Trump signed into law the "Tax Cuts and Jobs Act", which among other items reduces the federal corporate tax rate to 21% from the previous federal corporate tax rate of 35%. The change in federal tax rate resulted in a $762 thousand decrease in federal income tax expense during the quarter ended December 31, 2017. Of this total, $328 thousand was related to the decrease in the federal corporate income tax rate for the three months ended December 31, 2017 and $434 thousand was related to income tax expense previously recorded in the three months ended September 30, 2017, to arrive at the required blended federal corporate income tax rate of 28.0% for fiscal 2018.

The change in the federal corporate tax rate also required the Company to revalue its deferred tax assets at the new federal rate. The Company performed an analysis to determine the impact of the revaluation of the deferred tax asset, which included a forecast of the expected deferred tax asset as of June 30, 2018. The result was a write-down of the deferred tax asset of $498 thousand, which increased federal income tax expense in the quarter ended December 31, 2017.

Included in the deferred tax asset was the revaluation of the tax on the available-for-sale securities, interest rate swaps and interest rate caps. Currently, the effect of the revaluation is an adjustment to the income tax provision and would remain in accumulated other comprehensive income (“AOCI”) until the investments either mature or are sold or the interest rate swaps and caps mature or are terminated. The FASB is currently contemplating whether this “stranded” AOCI should be reclassified to retained earnings. Pending a ruling by the FASB on the financial reporting effects of the Tax Cuts and Jobs Act, the Company left the “stranded” AOCI in AOCI, and, if required, will reclassify the amount when the final ruling is announced. The effect would be a reclassification of $283 thousand from AOCI to retained earnings, with no net effect on shareholders' equity.

12. Fair Value Measurements

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

Loan servicing rights - The fair value of the servicing rights is based on a valuation model that calculates the present value of estimated future net servicing income. Adjustments are only recorded when the discounted cash flows derived from the valuation model are less than the carrying value of the asset. Certain inputs are not observable, and therefore loan servicing rights are generally categorized as Level 3 within the fair value hierarchy.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	December 31, 2017
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Available-for-sale securities:
U.S. Government agency securities	$57,092	$-	$57,092	$-
Agency mortgage-backed securities	28,580	-	28,580	-
Other investments measured at net asset value(1)	6,667	-	-	-
Other assets – interest rate caps	17	-	17	-
Liabilities
Other liabilities – interest rate swaps	$1,172	$-	$1,172	$-

	June 30, 2017
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Available-for-sale securities:
U.S. Government agency securities	$57,168	$-	$57,168	$-
Agency mortgage-backed securities	32,903	-	32,903	-
Other investments measured at net asset value(1)	6,622	-	-	-
Other assets – interest rate caps	18	-	18	-
Liabilities
Other liabilities – interest rate swap	$1,355	$-	$1,355	$-

(1)

In accordance with ASU 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amount presented in the table are intended to permit reconciliation of the fair value amount to the consolidated financial statements.

Assets measured at fair value on a nonrecurring basis are summarized below.

	December 31, 2017
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$2,217	$-	$-	$2,217
Real estate owned and other repossessed collateral	910	-	-	910
Loan servicing rights	3,005	-	-	3,005

	June 30, 2017
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$1,011	$-	$-	$1,011
Real estate owned and other repossessed collateral	826	-	-	826
Loan servicing rights	2,846	-	-	2,846

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a nonrecurring basis at the dates indicated.

	Fair Value
	December 31, 2017	June 30, 2017	Valuation Technique
	(Dollars in thousands)
Collateral dependent impaired loans	$2,217	$1,011	Appraisal of collateral(1)
Real estate owned and other repossessed collateral	910	826	Appraisal of collateral(1)
Loan servicing rights	3,005	2,846	Discounted cash flow(2)

(1) Fair value is generally determined through independent appraisals of the underlying collateral. The Company may also use another available source of collateral assessment to determine a reasonable estimate of the fair value of the collateral. Appraisals may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments was 5% to 81%.

(2) Fair value is determined using a discounted cash flow model. The unobservable inputs include anticipated rate of loan prepayments and discount rates. The range of prepayment assumptions used was 4.2% to 11.4%. For discount rates, the range was 9.6% to 15.8%.

The table below summarizes the total gains (losses) on assets measured at fair value on a non-recurring basis for the three and six months ended December 31, 2017 and 2016.

	Three months Ended December 31,		Six months Ended December 31,
	2017	2016	2017	2016
	(In thousands)

Collateral dependent impaired loans	$(328)	$(273)	$(351)	$(363)
Real estate owned and other repossessed collateral	45	83	45	70
Loan servicing rights	110	(220)	110	(220)
Total	$(173)	$(410)	$(196)	$(513)

The following table presents the estimated fair value of the Company's financial instruments.

	Carrying	Fair Value Measurements at December 31, 2017
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$128,223	$128,223	$128,223	$-	$-
Available-for-sale securities	85,672	85,672	-	85,672	-
Other investments measured at net asset value(1)	6,667	6,667	-	-	-
Federal Home Loan Bank stock	1,758	1,758	-	1,758	-
Loans held for sale	6,333	6,333	-	6,333	-
Loans, net	769,835	773,755	-	-	773,755
Accrued interest receivable	2,245	2,245	-	2,245	-
Interest rate caps	17	17	-	17	-

Financial liabilities:
Deposits	848,654	848,766	-	848,766	-
Federal Home Loan Bank advances	15,000	15,000	-	15,000	-
Capital lease obligation	741	768	-	768	-
Subordinated debentures	23,790	25,291	-	-	25,291
Interest rate swaps	1,172	1,172	-	1,172	-

	Carrying	Fair Value Measurements at June 30, 2017
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$163,283	$163,283	$163,283	$-	$-
Available-for-sale securities	90,071	90,071	-	90,071	-
Other investments measured at net asset value(1)	6,622	6,622	-	-	-
Federal Home Loan Bank stock	1,938	1,938	-	1,938	-
Loans held for sale	4,699	4,699	-	4,699	-
Loans, net	775,530	776,579	-	-	776,579
Accrued interest receivable	2,111	2,111	-	2,111	-
Interest rate caps	18	18	-	18	-

Financial liabilities:
Deposits	889,850	889,877	-	889,877	-
Federal Home Loan Bank advances	20,011	20,057	-	20,057	-
Capital lease obligation	873	918	-	918	-
Subordinated debentures	23,620	25,677	-	-	25,677
Interest rate swaps	1,355	1,355	-	1,355	-

(1)

In accordance with ASU 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedienthave not been classified in the fair value hierarchy. The fair value amount presented in the table are intended to permit reconciliation of the fair value amount to the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in Northeast Bancorp’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, filed with the Securities and Exchange Commission.

A Note about Forward Looking Statements

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to Northeast Bancorp’s financial condition, prospective results of operations, future performance or expectations, plans, objectives, prospects, loan loss allowance adequacy, simulation of changes in interest rates, capital spending and finance sources and revenue sources. These statements relate to expectations concerning matters that are not historical facts. Accordingly, statements that are based on management’s projections, estimates, assumptions, and judgments constitute forward-looking statements. These forward-looking statements, which are based on various assumptions (some of which are beyond the Company’s control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as “believe”, “expect”, “estimate”, “anticipate”, “continue”, “plan”, “approximately”, “intend”, “objective”, “goal”, “project”, or other similar terms or variations on those terms, or the future or conditional verbs such as “will”, “may”, “should”, “could”, and “would”. Although the Company believes that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, the Company cannot give you any assurance that its expectations will, in fact, occur or that its estimates or assumptions will be correct. The Company cautions you that actual results could differ materially from those expressed or implied by such forward-looking statements as a result of, among other factors, changes in interest rates and real estate values; competitive pressures from other financial institutions; weakness in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay the Company’s loans; changes in loan defaults and charge-off rates; changes in the value of securities and other assets, adequacy of loan loss reserves, or deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; operational risks including, but not limited to, cybersecurity breaches, fraud and natural disasters; the risk that the Company may not be successful in the implementation of its business strategy; the risk that intangibles recorded in the Company’s financial statements will become impaired; changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 as updated in the Company’s Quarterly Reports on Form 10-Q and other filings submitted to the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this report and the Company does not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

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

In connection with the transaction, as part of the regulatory approval process, the Company and the Bank made certain commitments to the Federal Reserve, the most significant of which are (i) to maintain a Tier 1 leverage ratio of at least 10%, (ii) to maintain a total risk-based capital ratio of at least 15%, (iii) to limit purchased loans to 40% of total loans, (iv) to fund 100% of the Company’s loans with core deposits (defined as non-maturity deposits and non-brokered insured time deposits), and (v) to hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total risk-based capital. On June 28, 2013, the Federal Reserve approved the amendment to exclude owner-occupied commercial real estate loans from the commitment to hold commercial real estate loans to within 300% of total risk-based capital. All other commitments made to the Federal Reserve in connection with the merger remain unchanged. The Company and the Bank are currently in compliance with all commitments to the Federal Reserve. The Company’s compliance ratios at December 31, 2017 follow:

Condition	Ratios as of December 31, 2017
(i) Tier 1 leverage capital ratio	13.41%
(ii) Total capital ratio	20.30%
(iii) Ratio of purchased loans to total loans, including loans held for sale	31.28%
(iv) Ratio of loans to core deposits (1)	91.46%
(v) Ratio of non-owner occupied commercial real estate loans to total capital (2)	187.92%

(1) Core deposits include all non-maturity deposits and non-brokered insured time deposits.

(2) For purposes of calculating this ratio, commercial real estate includes all non-owner occupied commercial real estate loans defined as such by regulatory guidance, including all land development and construction loans.

As of December 31, 2017, the Company, on a consolidated basis, had total assets of $1.0 billion, total deposits of $848.7 million, and shareholders’ equity of $130.0 million. The Company gathers retail deposits through its banking offices in Maine and the Bank's online affinity deposit program, ableBanking; originates loans through the Bank’s Community Banking Division; originates Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”) loans through the Bank’s national SBA group (“SBA Division”); and purchases and originates commercial loans through the Bank’s Loan Acquisition and Servicing Group (“LASG”). The Community Banking Division, with ten full-service branches and two loan production offices, operates from the Bank’s headquarters in Lewiston, Maine. LASG, ableBanking, and the SBA Division operate from the Company's offices in Boston, Massachusetts.

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

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. The reader is encouraged to review each of the policies included in Form 10-K for the year ended June 30, 2017 to gain a better understanding of how Northeast’s financial performance is measured and reported. There has been no material change in critical accounting policies during the three and six months ended December 31, 2017.

Overview

Net income totaled $3.3 million for the quarter ended December 31, 2017, an increase of $204 thousand, or 6.6%, from net income of $3.1 million for the quarter ended December 31, 2016.

Net interest and dividend income before provision for loan losses increased by $624 thousand for the quarter ended December 31, 2017, compared to the quarter ended December 31, 2016. The increase is primarily due to higher average balances in the total loan portfolio. This increase was partially offset by higher funding costs and higher average deposit balances.

Noninterest income decreased by $1.5 million for the quarter ended December 31, 2017, compared to the quarter ended December 31, 2016, principally due to the following:

●	A decrease in gain on sale of SBA loans of $1.4 million, due to a lower amount of SBA loans sold in the quarter; and
●	A decrease in gain on sale of residential loans held for sale of $82 thousand, due to lower volume of residential loans sold in the quarter.

Noninterest expense decreased by $393 thousand for the quarter ended December 31, 2017, compared to the quarter ended December 31, 2016, primarily due to the following:

●	A decrease in other noninterest expense of $395 thousand, primarily due to a $330 thousand decrease in expense related to the quarterly valuation of SBA servicing rights; and
●	A decrease in loan expense of $179 thousand, largely driven by lower expense related to loan acquisition and refinance activity.
●	The decreases in noninterest expense were partially offset by an increase in data processing fees of $214 thousand, primarily due to increased costs associated with outsourcing of data processing.

Income tax expense decreased by $458 thousand for the quarter ended December 31, 2017, compared to the quarter ended December 31, 2016, primarily due to the following:

●

A decrease in the federal corporate income tax rate as a result of the Tax Cuts and Jobs Act signed into law on December 22, 2017, which resulted in a $762 thousand decrease in federal income tax expense. Of this total, $328 thousand was related to the decrease in the federal corporate income tax rate for the three months ended December 31, 2017 and $434 thousand was related to income tax expense previously recorded in the three months ended September 30, 2017, to arrive at the required blended federal corporate income tax rate of 28.0% for fiscal year 2018; and

●

A decrease in income tax expense as a result of a $279 thousand income tax benefit arising from the treatment of stock options exercised or vested restricted stock awards under ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, whereby the tax effects of exercised options or vested awards are treated as a discrete item in the reporting period in which they occur.

●

The decreases in income tax expense were partially offset by the impact of revaluing the deferred tax asset as a result of the change in the federal corporate income tax rate as well as the recording of current year changes in the deferred tax asset, which resulted in an increase in income tax expense of $498 thousand.

Financial Condition

Overview

As of December 31, 2017, total assets were $1.0 billion, a decrease of $42.4 million, or 3.9%, from total assets of $1.1 billion as of June 30, 2017. The principal components of the change in the balance sheet follow:

The following table highlights the changes in the loan portfolio for the three and six months ended December 31, 2017:

	Loan Portfolio Changes
	Three Months Ended December 31, 2017
	December 31, 2017 Balance	September 30, 2017 Balance	Change ($)	Change (%)
	(Dollars in thousands)
LASG Purchased	$244,177	$230,014	$14,163	6.16%
LASG Originated	346,874	340,756	6,118	1.80%
SBA	49,109	47,870	1,239	2.59%
Community Banking	134,030	140,944	(6,914)	-4.91%
Total	$774,190	$759,584	$14,606	1.92%

	Six Months Ended December 31, 2017
	December 31, 2017 Balance	June 30, 2017 Balance	Change ($)	Change (%)
	(Dollars in thousands)
LASG Purchased	$244,177	$246,388	$(2,211)	-0.90%
LASG Originated	346,874	330,515	16,359	4.95%
SBA	49,109	52,965	(3,856)	-7.28%
Community Banking	134,030	149,327	(15,297)	-10.24%
Total	$774,190	$779,195	$(5,005)	-0.64%

Loans generated by the LASG for the quarter ended December 31, 2017 totaled $79.1 million, which consisted of $34.8 million of purchased loans, at an average price of 91.1% of unpaid principal balance, and $44.3 million of originated loans. The SBA Division closed and funded $4.5 million of new loans during the quarter ended December 31, 2017. In addition, the Company sold $3.4 million of the guaranteed portion of SBA loans in the secondary market, of which $1.6 million were originated in the current quarter and $1.8 million were originated in prior quarters. Residential loan production sold in the secondary market totaled $17.6 million for the quarter.

As noted above in the “Business Overview” section, the Company made certain commitments to the Federal Reserve in connection with the merger of FHB with and into the Company in December 2010. The Company’s loan purchase and commercial real estate loan availability under these conditions follow.

Basis for Regulatory Condition	Condition	Availability at December 31, 2017
		(Dollars in millions)
Total Loans	Purchased loans may not exceed 40% of total loans	$113.4
Regulatory Capital	Non-owner occupied commercial real estate loans may not exceed 300% of total capital	177.4

An overview of the Bank’s LASG portfolio follows:

	LASG Portfolio
	Three Months Ended December 31,
	2017				2016
	Purchased	Originated	Secured Loans to Broker-Dealers	Total LASG	Purchased	Originated	Secured Loans to Broker-Dealers	Total LASG
	(Dollars in thousands)
Loans purchased or originated during the period:
Unpaid principal balance	$38,205	$44,285	$-	$82,490	$51,112	$45,647	$-	96,759
Net investment basis	34,802	44,285	-	79,087	46,033	45,647	-	91,680
Loan returns during the period:
Yield	11.00%	6.49%	0.00%	8.31%	13.01%	5.89%	0.99%	8.76%
Total Return (2)	11.00%	6.49%	0.00%	8.31%	13.01%	5.89%	0.99%	8.76%

	Six Months Ended December 31,
	2017				2016
	Purchased	Originated	Secured Loans to Broker-Dealers	Total LASG	Purchased (1)	Originated	Secured Loans to Broker-Dealers	Total LASG
	(Dollars in thousands)
Loans purchased or originated during the period:
Unpaid principal balance	$42,523	$85,064	$-	$127,587	$67,903	$88,025	$-	$155,928
Net investment basis	38,453	85,064	-	123,517	59,886	88,025	-	147,911
Loan returns during the period:
Yield	11.65%	6.42%	0.00%	8.58%	11.71%	5.88%	0.74%	8.19%
Total Return (2)	11.65%	6.42%	0.00%	8.58%	11.73%	5.88%	0.74%	8.19%

Total loans as of period end:
Unpaid principal balance	$276,440	$346,874	$-	$623,314	$288,455	$231,278	$48,000	$567,733
Net investment basis	244,177	346,874	-	591,051	255,048	231,278	48,000	534,326

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

Assets

Cash and Due from Banks, Short-Term Investments and Available-for-Sale Securities

Cash and cash equivalents were $128.2 million as of December 31, 2017, a decrease of $35.1 million, or 21.5%, from $163.3 million at June 30, 2017. The decrease is primarily due to the decrease in deposits, offset by the decrease in loans in the period.

Available-for-sale securities totaled $92.3 million as of December 31, 2017, compared to $96.7 million as of June 30, 2017, representing a decrease of $4.4 million, or 4.5%, primarily due to principal payments on mortgage-backed securities. Included in available-for-sale securities are securities issued by government agencies and government-sponsored enterprises, as well as an investment of approximately $5.0 million in a CRA qualified fund that seeks to invest in securities either issued or guaranteed by the U.S. government or its agencies, as well as an investment of approximately $1.5 million in a CRA qualified fund that primarily invests in the federally guaranteed portion of SBA 7(a) loans. At December 31, 2017, no securities were pledged for outstanding borrowings.

Loans

The Company’s loan portfolio (excluding loans held-for-sale) by lending division follows:

	December 31, 2017
	Community Banking Division	LASG	SBA Division	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$73,035	$7,298	$129	$80,462	10.39%
Home equity	12,313	-	-	12,313	1.59%
Commercial real estate: non-owner occupied	20,673	102,172	16,881	139,726	18.05%
Commercial real estate: owner occupied	12,776	78,218	24,959	115,953	14.98%
Commercial and industrial	11,430	159,186	7,140	177,756	22.96%
Consumer	3,803	-	-	3,803	0.49%
Subtotal	134,030	346,874	49,109	530,013	68.46%
Purchased loans:
Residential real estate	-	4,723	-	4,723	0.61%
Home equity	-	95	-	95	0.01%
Commercial real estate: non-owner occupied	-	134,486	-	134,486	17.37%
Commercial real estate: owner occupied	-	103,789	-	103,789	13.41%
Commercial and industrial	-	1,084	-	1,084	0.14%
Subtotal	-	244,177	-	244,177	31.54%
Total	$134,030	$591,051	$49,109	$774,190	100.00%

	June 30, 2017
	Community Banking Division	LASG	SBA Division	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$81,538	$2,092	$129	$83,759	10.75%
Home equity	13,931	-	-	13,931	1.79%
Commercial real estate: non-owner occupied	23,638	90,154	23,720	137,512	17.65%
Commercial real estate: owner occupied	13,502	83,446	21,820	118,768	15.24%
Commercial and industrial	12,349	154,823	7,296	174,468	22.39%
Consumer	4,369	-	-	4,369	0.56%
Subtotal	149,327	330,515	52,965	532,807	68.38%
Purchased loans:
Residential real estate	-	3,478	-	3,478	0.45%
Commercial real estate: non-owner occupied	-	134,970	-	134,970	17.32%
Commercial real estate: owner occupied	-	106,754	-	106,754	13.70%
Commercial and industrial	-	1,186	-	1,186	0.15%
Subtotal	-	246,388	-	246,388	31.62%
Total	$149,327	$576,903	$52,965	$779,195	100.00%

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

Other nonperforming assets include other real estate owned (“OREO”) and other personal property securing loans repossessed by the Bank. The real estate and personal property collateral for commercial and consumer loans is recorded at fair value less estimated costs to sell upon repossession. Revenues and expenses are recognized in the period when received or incurred on OREO and in-substance foreclosures. Gains and losses on disposition are recognized in noninterest income.

The following table details the Company's nonperforming assets and other credit quality indicators as of December 31, 2017 and June 30, 2017. Management believes that, based on their carrying amounts, nonperforming assets are well secured based on the estimated fair value of underlying collateral.

	Nonperforming Assets at December 31, 2017
	Originated	Purchased	Total
	(Dollars in thousands)
Loans:
Residential real estate	$3,783	$220	$4,003
Home equity	107	-	107
Commercial real estate	2,537	8,450	10,987
Commercial and industrial	2,555	292	2,847
Consumer	147	-	147
Subtotal	9,129	8,962	18,091
Real estate owned and other repossessed collateral	88	822	910
Total	$9,217	$9,784	$19,001

Ratio of nonperforming loans to total loans			2.34%
Ratio of nonperforming assets to total assets			1.84%
Ratio of loans past due to total loans			3.87%
Nonperforming loans that are current			$7,686
Commercial loans risk rated substandard or worse			$13,046
Troubled debt restructurings:
On accrual status			$9,759
On nonaccrual status			$8,022

	Nonperforming Assets at June 30, 2017
	Originated	Purchased	Total
	(Dollars in thousands)
Loans:
Residential real estate	$3,337	$1,056	$4,393
Home equity	58	-	58
Commercial real estate	413	6,364	6,777
Commercial and industrial	2,600	32	2,632
Consumer	103	-	103
Subtotal	6,511	7,452	13,963
Real estate owned and other repossessed collateral	4	822	826
Total	$6,515	$8,274	$14,789

Ratio of nonperforming loans to total loans			1.79%
Ratio of nonperforming assets to total assets			1.37%
Ratio of loans past due to total loans			1.72%
Nonperforming loans that are current			$4,321
Commercial loans risk rated substandard or worse			$7,109
Troubled debt restructurings:
On accrual status			$9,702
Nonaccrual status			$5,383

As of December 31, 2017, nonperforming assets totaled $19.0 million, or 1.84% of total assets, as compared to $14.8 million, or 1.37% of total assets, as of June 30, 2017. The increase was attributed to an increase in loans purchased that were delinquent at purchase, as well as one LASG originated relationship, which became nonperforming in the six months ended December 31, 2017.

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

The Company’s allowance for loan losses was $4.4 million as of December 31, 2017, compared to $3.7 million as of June 30, 2017. The increase in the period is primarily the result of the effect of changes in the qualitative factors, as well as the increase in specific reserve on one loan relationship.

The following table details ratios related to the allowance for loan losses for the periods indicated.

	December 31, 2017	June 30, 2017	December 31, 2016
Allowance for loan losses to nonperforming loans	24.07%	26.25%	30.47%
Allowance for loan losses to total loans	0.56%	0.47%	0.41%
Last twelve months of net-charge offs to average loans	0.04%	0.04%	0.06%

While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors.

Other Assets

Premises and equipment, net, increased by $124 thousand, or 1.8%, to $7.1 million at December 31, 2017, compared to $6.9 million at June 30, 2017. The increase was primarily due to fixed assets purchased during the period, offset by depreciation and amortization.

Intangible assets totaled $1.1 million and $1.3 million at December 31, 2017 and June 30, 2017, respectively. The $218 thousand decrease was the result of core deposit intangible asset amortization during the period.

Loan servicing rights totaled $3.0 million and $2.8 million at December 31, 2017 and June 30, 2017, respectively. The $159 thousand increase was the result of SBA loans sold during the quarter and the revaluation of the servicing rights performed on a quarterly basis, offset by amortization.

The cash surrender value of the Company’s bank-owned life insurance (“BOLI”) assets increased $223 thousand, or 1.4% to $16.4 million at December 31, 2017, compared to $16.2 million at June 30, 2017. Increases in cash surrender value are recognized in noninterest income and are not subject to income taxes. Borrowing on, or surrendering a policy, may subject the Company to income tax expense on the increase in cash surrender value. For these reasons, management considers BOLI an illiquid asset. BOLI represented 10.4% of the Company’s regulatory total capital at December 31, 2017.

Deposits, FHLBB Advances, Subordinated Debt, Liquidity, Capital, and Stock Repurchases

Deposits

The Company’s principal source of funding is its core deposit accounts. At December 31, 2017, non-maturity accounts, and non-brokered insured time deposits represented 100% of total deposits.

Total deposits decreased $41.2 million to $848.7 million as of December 31, 2017 from $889.9 million as of June 30, 2017. The decrease was attributable primarily to a decrease in money market accounts of $22.3 million, or 6.0% and a decrease in time deposits of $19.4 million, or 5.8%.

The composition of total deposits at December 31, 2017 and June 30, 2017 is as follows:

	December 31, 2017		June 30, 2017
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Demand deposits	$71,054	8.37%	$69,827	7.84%
NOW accounts	71,420	8.42%	71,247	8.01%
Regular and other savings	36,330	4.28%	37,170	4.18%
Money market deposits	352,237	41.51%	374,569	42.09%
Total non-certificate accounts	531,041	62.57%	552,814	62.12%
Term certificates of $250 thousand or less	317,613	37.43%	337,037	37.88%
Term certificates greater than $250 thousand	-	0.00%	-	0.00%
Total certificate accounts	317,613	37.43%	337,037	37.88%
Total deposits	$848,654	100.00%	$889,850	100.00%

FHLBB Advances

Advances from the Federal Home Loan Bank of Boston (“FHLBB”) were $15.0 million at December 31, 2017, compared to $20.0 million at June 30, 2017. As of December 31, 2017, the Company had pledged certain residential real estate loans and commercial real estate loans to secure outstanding advances and provide additional borrowing capacity. As of December 31, 2017, no securities were pledged for outstanding borrowings.

Subordinated Debt

On June 29, 2016, the Company entered into a Subordinated Note Purchase Agreement with certain institutional accredited investors pursuant to which the Company issued subordinated notes equal to $15.05 million in aggregate principal amount with an interest rate of 6.75% fixed-to-floating maturing in 2026 (“subordinated notes”). The subordinated notes, net of issuance costs, totaled $14.7 million at December 31, 2017, compared to $14.6 million at June 30, 2017.

The Company had junior subordinated debentures issued to affiliated trusts totaling $9.1 million and $9.0 million at December 31, 2017 and June 30, 2017, respectively. The unpaid principal balance of the junior subordinated debentures totaled $16.5 million at both December 31, 2017 and June 30, 2017.

Liquidity

The following table is a summary of unused borrowing capacity of the Company at December 31, 2017, in addition to traditional retail deposit products:

	As of December 31, 2017
	(Dollars in thousands)
Brokered time deposits	$258,612	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	48,692	Unused advance capacity subject to eligible and qualified collateral
Federal Discount Window Borrower-in-Custody	1,263	Unused credit line subject to the pledge of loans
Other available lines	17,500
Total unused borrowing capacity	$326,067

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

At December 31, 2017, the Company had $399.4 million of immediately accessible liquidity, defined as cash that the Bank reasonably believes could be raised within seven days through collateralized borrowings, brokered deposits or security sales. This position represented 38.6% of total assets. The Company also had $128.2 million of cash and cash equivalents at December 31, 2017.

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

Capital

The unpaid principal balance and carrying amount of junior subordinated debentures totaled $16.5 million and $9.1 million, respectively, as of December 31, 2017. The unpaid principal balance and carrying amount of subordinated debt totaled $15.1 million and $14.7 million, respectively, as of December 31, 2017. The junior subordinated debt represents qualifying Tier 1 capital for the Company, up to a maximum of 25% of total Tier 1 capital, and the and subordinated debt represents qualifying Tier II capital for the Company. At December 31, 2017, the carrying amounts of the junior subordinated debt, net of the Company’s $496 thousand investment in the affiliated trusts, qualified as Tier 1 capital, and the subordinated debt qualified as Tier II capital.

At December 31, 2017, shareholders’ equity was $130.0 million, an increase of $7.2 million, or 5.9% from June 30, 2017. Book value per outstanding common share was $14.54 at December 31, 2017 and $13.90 at June 30, 2017. Tier 1 capital to total average assets of the Company was 13.4% as of December 31, 2017 and 12.8% at June 30, 2017.

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

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions			Minimum Capital Ratio with Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount		Ratio	Ratio

December 31, 2017:	(Dollars in thousands)
Common equity tier 1 capital to risk weighted assets:
Company	$130,581	16.74%	$35,101	>4.5%	$	N/A	N/A	7.0%
Bank	146,794	18.77%	35,191	>4.5%		50,832	>6.5%	7.0%

Total capital to risk weighted assets:
Company	158,309	20.30%	62,401	>8.0%		N/A	N/A	10.5%
Bank	151,228	19.34%	62,562	>8.0%		78,203	>10.0%	10.5%

Tier 1 capital to risk weighted assets:
Company	139,211	17.85%	46,801	>6.0%		N/A	N/A	8.5%
Bank	146,794	18.77%	46,922	>6.0%		62,562	>8.0%	8.5%

Tier 1 capital to average assets:
Company	139,211	13.41%	41,510	>4.0%		N/A	N/A	4.0%
Bank	146,794	14.14%	41,524	>4.0%		51,904	>5.0%	4.0%

June 30, 2017:
Common equity tier 1 capital to risk weighted assets:
Company	$123,442	16.00%	$34,714	>4.5%	$	N/A	N/A	7.0%
Bank	138,744	17.98%	34,727	>4.5%		50,162	>6.5%	7.0%

Total capital to risk weighted assets:
Company	150,269	19.48%	61,715	>8.0%		N/A	N/A	10.5%
Bank	142,447	18.46%	61,737	>8.0%		77,172	>10.0%	10.5%

Tier 1 capital to risk weighted assets:
Company	131,958	17.11%	46,286	>6.0%		N/A	N/A	8.5%
Bank	138,744	17.98%	46,303	>6.0%		61,737	>8.0%	8.5%

Tier 1 capital to average assets:
Company	131,958	12.81%	41,215	>4.0%		N/A	N/A	4.0%
Bank	138,744	13.46%	41,238	>4.0%		51,547	>5.0%	4.0%

In addition to the minimum regulatory capital required for capital adequacy purposes included in the table above, the Company is required to maintain a capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer was 1.875% on January 1, 2018 and will increase by 0.625% until it reaches 2.5% on January 1, 2019.

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

See Part I. Item I. “Notes to Unaudited Consolidated Financial Statements – Note 9: Commitments and Contingencies” for further discussion.

Results of Operations

General

Net income totaled $3.3 million for the quarter ended December 31, 2017, an increase of $204 thousand from $3.1 million for the quarter ended December 31, 2016.

The following table details the “Total Return” on purchased loans. When compared to the three months ended December 31, 2016, transactional income decreased by $1.0 million. The total return on purchased loans for the three months ended December 31, 2017 was 11.0%. The decrease over the prior comparable period was primarily due to lower accelerated accretion in the three months ended December 31, 2017. When compared to the six months ended December 31, 2016, transactional income increased by $432 thousand. This increase over the prior comparable period was primarily due to higher loan fees in the six months ended December 31, 2017. The following table details the total return on purchased loans:

	Total Return on Purchased Loans
	Three Months Ended December 31,
	2017		2016
	Income	Return (1)	Income	Return (1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$4,466	7.71%	$4,716	8.01%
Transactional income:
Gain on loan sales	-	0.00%	-	0.00%
Gain on sale of real estate owned	-	0.00%	-	0.00%
Other noninterest income	-	0.00%	-	0.00%
Accelerated accretion and loan fees	1,903	3.29%	2,943	5.00%
Total transactional income	1,903	3.29%	2,943	5.00%
Total	$6,369	11.00%	$7,659	13.01%

	Total Return on Purchased Loans
	Six Months Ended December 31,
	2017		2016
	Income	Return (1)	Income	Return (1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$9,079	7.67%	$9,470	8.07%
Transactional income:
Gain on loan sales	-	0.00%	-	0.00%
Gain on sale of real estate owned	-	0.00%	19	0.02%
Other noninterest income	-	0.00%	-	0.00%
Accelerated accretion and loan fees	4,721	3.98%	4,270	3.64%
Total transactional income	4,721	3.98%	4,289	3.66%
Total	$13,800	11.65%	$13,759	11.73%

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

Net Interest Income

Three Months Ended December 31, 2017 and 2016

Net interest and dividend income before provision for loan losses increased by $624 thousand for the quarter ended December 31, 2017, compared to the quarter ended December 31, 2016. The increase is primarily due to higher average balances in the total loan portfolio. This increase was partially offset by higher funding costs and higher average deposit balances.

	Interest Income and Yield on Loans
	Three Months Ended December 31,
	2017			2016
	Average	Interest		Average	Interest
	Balance (1)	Income	Yield	Balance (1)	Income	Yield
	(Dollars in thousands)
Community Banking	$141,486	$1,753	4.92%	$203,963	$2,350	4.57%
SBA	49,457	814	6.53%	41,038	574	5.55%
LASG:
Originated	340,240	5,565	6.49%	216,353	3,210	5.89%
Purchased	229,732	6,369	11.00%	233,502	7,659	13.01%
Secured Loans to Broker-Dealers	-	-	0.00%	48,000	120	0.99%
Total LASG	569,972	11,934	8.31%	497,855	10,989	8.76%
Total	$760,915	$14,501	7.56%	$742,856	$13,913	7.43%

(1)	Includes loans held for sale.

The Company’s interest rate spread decreased by 4 basis points and net interest margin decreased by 1 basis point for the quarter ended December 31, 2017 compared to the quarter ended December 31, 2016. The decrease was principally due to higher deposit rates and average deposit balances.

The following sets forth the average balance sheets, interest income and interest expense, and average yields and costs for the three months ended December 31, 2017 and 2016.

	Three Months Ended December 31,
	2017			2016
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning assets:
Investment securities	$93,945	$267	1.13%	$92,750	$247	1.06%
Loans (1) (2) (3)	760,915	14,501	7.56%	742,856	13,931	7.44%
Federal Home Loan Bank stock	1,860	21	4.48%	2,398	23	3.81%
Short-term investments (4)	145,305	471	1.29%	114,276	149	0.52%
Total interest-earning assets	1,002,025	15,260	6.04%	952,280	14,350	5.98%
Cash and due from banks	2,731			2,764
Other non-interest earning assets	33,164			35,213
Total assets	$1,037,920			$990,257

Liabilities & Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$70,287	$52	0.29%	$71,795	$52	0.29%
Money market accounts	367,265	1,030	1.11%	312,911	753	0.95%
Savings accounts	36,872	12	0.13%	35,206	12	0.14%
Time deposits	303,246	1,035	1.35%	317,318	981	1.23%
Total interest-bearing deposits	777,670	2,129	1.09%	737,230	1,798	0.97%
Federal Home Loan Bank advances	17,719	148	3.31%	27,099	220	3.22%
Subordinated debt	23,745	517	8.64%	23,430	468	7.92%
Capital lease obligations	764	9	4.67%	1,024	13	5.04%
Total interest-bearing liabilities	819,898	2,803	1.36%	788,783	2,499	1.26%

Non-interest bearing liabilities:
Demand deposits and escrow accounts	83,855			80,538
Other liabilities	5,676			8,299
Total liabilities	909,429			877,620
Shareholders' equity	128,491			112,637
Total liabilities and shareholders' equity	$1,037,920			$990,257

Net interest income (5)		$12,457			$11,851

Interest rate spread			4.68%			4.72%
Net interest margin (6)			4.93%			4.94%

(1) Interest income and yield are stated on a fully tax-equivalent basis using the statutory tax rate.
(2) Includes loans held for sale.
(3) Nonaccrual loans are included in the computation of average, but unpaid interest has not been included for purposes of determining interest income.
(4) Short term investments include FHLB overnight deposits and other interest-bearing deposits. (5) Includes tax exempt interest income of $18 thousand for the three months ended December 31, 2016.
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

	Three Months Ended December 31, 2017 compared to 2016
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investment securities	$3	$17	$20
Loans	342	228	570
Federal Home Loan Bank stock	(6)	4	(2)
Short-term investments	50	272	322
Total interest-earning assets	389	521	910

Interest-bearing liabilities:
Interest-bearing deposits	91	240	331
Federal Home Loan Bank advances	(78)	6	(72)
Subordinated debt	6	43	49
Capital lease obligations	(3)	(1)	(4)
Total interest-bearing liabilities	16	288	304
Total change in net interest income	$373	$233	$606

Six Months Ended December 31, 2017 and 2016

Net interest and dividend income before provision for the six months ended December 31, 2017 and 2016 was $25.8 million and $21.6 million, respectively. The increase of $4.2 million was largely attributable to higher loan volume and interest income in the originated loan portfolio, as well as an increase in transactional income. The following table summarizes interest income and related yields recognized on the Company’s loans for the six months ended December 31, 2017 and 2016.

	Six Months Ended December 31,
	2017			2016
	Average	Interest		Average	Interest
	Balance (1)	Income	Yield	Balance (1)	Income	Yield
	(Dollars in thousands)
Community Banking	$145,832	$3,496	4.76%	$204,864	$4,754	4.60%
SBA	51,499	1,756	6.76%	36,093	1,093	6.01%
LASG:
Originated	334,507	10,831	6.42%	200,731	5,949	5.88%
Purchased	234,928	13,800	11.65%	232,751	13,740	11.71%
Secured Loans to Broker-Dealers	-	-	0.00%	48,000	180	0.74%
Total LASG	569,435	24,631	8.58%	481,482	19,869	8.19%
Total	$766,766	$29,883	7.73%	$722,439	$25,716	7.06%

(1)	Includes loans held for sale.

The Company’s interest rate spread and net interest margin increased by 50 basis points and 52 basis points, respectively, for the six months ended December 31, 2017 compared to the six months ended December 31, 2016. The increase was primarily due to the increase in yield on loans from higher average balances and transactional income, offset partially by higher deposit rates and average deposit balances.

	Six Months Ended December 31,
	2017			2016
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning assets:
Investment securities	$94,886	$533	1.11%	$93,825	$486	1.03%
Loans (1) (2) (3)	766,766	29,893	7.73%	722,439	25,752	7.07%
Federal Home Loan Bank stock	1,899	41	4.28%	2,403	46	3.80%
Short-term investments (4)	152,830	981	1.27%	134,334	341	0.50%
Total interest-earning assets	1,016,381	31,448	6.14%	953,001	26,625	5.54%
Cash and due from banks	2,933			2,852
Other non-interest earning assets	32,025			33,012
Total assets	$1,051,339			$988,865

Liabilities & Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$69,931	$102	0.29%	$71,323	$103	0.29%
Money market accounts	377,449	2,127	1.12%	302,323	1,435	0.94%
Savings accounts	36,953	25	0.13%	35,488	25	0.14%
Time deposits	307,865	2,051	1.32%	326,794	1,990	1.21%
Total interest-bearing deposits	792,198	4,305	1.08%	735,928	3,553	0.96%
Federal Home Loan Bank advances	18,863	319	3.35%	28,580	475	3.30%
Subordinated debt	23,703	1,025	8.58%	23,395	927	7.86%
Capital lease obligations	797	21	5.23%	1,056	27	5.07%
Total interest-bearing liabilities	835,561	5,670	1.35%	788,959	4,982	1.25%

Non-interest bearing liabilities:
Demand deposits and escrow accounts	82,210			78,104
Other liabilities	7,071			8,255
Total liabilities	924,842			875,318
Shareholders' equity	126,497			113,547
Total liabilities and shareholders' equity	$1,051,339			$988,865

Net interest income (5)		$25,778			$21,643

Interest rate spread			4.79%			4.29%
Net interest margin (6)			5.03%			4.51%

(1) Interest income and yield are stated on a fully tax-equivalent basis using the statutory tax rate.
(2) Includes loans held for sale.
(3) Nonaccrual loans are included in the computation of average, but unpaid interest has not been included for purposes of determining interest income.

(4)  Short term investments include FHLB overnight deposits and other interest-bearing deposits.

(5)  Includes tax exempt interest income of $10 thousand and $36 thousand for the six months ended December 31, 2017 and December 31, 2016, respectively.

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

	Six Months Ended December 31, 2017 compared to 2016
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investment securities	$6	$41	$47
Loans	1,637	2,504	4,141
Federal Home Loan Bank stock	(11)	6	(5)
Short-term investments	53	587	640
Total interest-earning assets	1,685	3,138	4,823

Interest-bearing liabilities:
Interest-bearing deposits	260	492	752
Federal Home Loan Bank advances	(164)	8	(156)
Subordinated debt	12	86	98
Capital lease obligations	(7)	1	(6)
Total interest-bearing liabilities	101	587	688
Total change in net interest income	$1,584	$2,551	$4,135

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

Three Months Ended December 31, 2017 and 2016

The provision for loan losses for the quarter ended December 31, 2017 and 2016 was $437 thousand and $628 thousand, respectively. The decrease in the Company’s loan loss provision was primarily due to the effect of changes in the qualitative factors, as well as updates to the specific reserve on impaired loans.

Six Months Ended December 31, 2017 and 2016

The provision for loan losses for the six months ended December 31, 2017 and 2016 was $792 thousand and $820 thousand, respectively. The decrease in the Company’s loan loss provision was due to the effect of changes in the qualitative factors.

Noninterest Income

Three Months Ended December 31, 2017 and 2016

Noninterest income decreased by $1.5 million for the quarter ended December 31, 2017, compared to the quarter ended December 31, 2016, principally due to the following:

●	A decrease in gain on sale of SBA loans of $1.4 million, due to a lower amount of SBA loans sold in the quarter; and
●	A decrease in gain on sale of residential loans held for sale of $82 thousand, due to lower volume of residential loans sold in the quarter.

Six Months Ended December 31, 2017 and 2016

Noninterest income decreased by $1.3 million for the six months ended December 31, 2017, compared to the six months ended December 31, 2016, principally due to the following:

●	A decrease in gain on sale of SBA loans of $1.1 million, due to a lower amount of SBA loans sold in the six month period; and
●	A decrease in gain on sale of residential loans held for sale of $333 thousand, due to lower volume of residential loans sold in the six month period.

Noninterest Expense

Three Months Ended December 31, 2017 and 2016

Noninterest expense decreased by $393 thousand for the quarter ended December 31, 2017, compared to the quarter ended December 31, 2016, primarily due to the following:

●	A decrease in other noninterest expense of $395 thousand, primarily due to a $330 thousand decrease in expense related to the quarterly valuation of SBA servicing rights; and
●	A decrease in loan expense of $179 thousand, largely driven by lower expense related to loan acquisition and refinance activity.
●	The decreases in noninterest expense were partially offset by an increase in data processing fees of $214 thousand, primarily due to increased cost associated with outsourcing of data processing.

Six Months Ended December 31, 2017 and 2016

Noninterest expense decreased by $305 thousand for the six months ended December 31, 2017, compared to the six months ended December 31, 2016, principally due to the following:

●	A decrease in other noninterest expense of $349 thousand, primarily due to a $330 thousand decrease in expense related to the valuation of SBA servicing rights; and

●	A decrease in occupancy and equipment expense of $221 thousand, primarily due to a decrease in IT-related equipment expense and computer equipment depreciation expense.

●	The decreases in noninterest expense were partially offset by an increase in data processing fees of $395 thousand, primarily due to the increased cost associated with outsourcing of data processing.

Income Taxes

Three Months Ended December 31, 2017 and 2016

The Company’s income tax expense was $1.4 million, or an effective tax rate of 29.5% for the quarter ended December 31, 2017, compared to income tax expense of $1.8 million, or an effective tax rate of 37.2% for the quarter ended December 31, 2016. Overall, tax expense decreased by $458 thousand for the quarter, primarily due to the following:

●

A decrease in the federal corporate income tax rate as a result of the Tax Cuts and Jobs Act signed into law on December 22, 2017, which resulted in a $762 thousand decrease in federal income tax expense. Of this total, $328 thousand was related to the decrease in the federal corporate income tax rate for the three months ended December 31, 2017 and $434 thousand was related to income tax expense previously recorded in the three months ended September 30, 2017, to arrive at the required blended federal corporate income tax rate of 28.0% for fiscal year 2018; and

●

A decrease in income tax expense as a result of a $279 thousand income tax benefit arising from the treatment of stock options exercised or vested restricted stock awards under ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, whereby the tax effects of exercised options or vested awards are treated as a discrete item in the reporting period in which they occur.

●

The decreases in income tax expense were partially offset by the impact of revaluing the deferred tax asset as a result of the change in the federal corporate income tax rate as well as the recording of current year changes in the deferred tax asset, which resulted in an increase in income tax expense of $498 thousand.

Six Months Ended December 31, 2017 and 2016

The Company’s income tax expense was $3.0 million, or an effective tax rate of 27.5% for the six months ended December 31, 2017, compared to income tax expense of $2.9 million, or an effective tax rate of 37.0% for the six months ended December 31, 2016. Overall, income tax expense increased by $143 thousand for the six months, primarily due to the following:

●

An increase in income before income tax offset by a decrease in the federal corporate income tax rate as a result of the Tax Cuts and Jobs Act signed into law on December 22, 2017, which resulted in a blended federal corporate income tax rate of 28.0% for the six months ended December 31, 2017;

●	An increase in income tax expense of $498 thousand due to the revaluing of the deferred tax asset as a result of the change in the federal corporate income tax rate; and,
●

A decrease in income tax expense as a result of a $1.1 million income tax benefit arising from the treatment of stock options exercised or vested restricted stock awards under ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, whereby the tax effects of exercised options or vested awards are treated as a discrete item in the reporting period in which they occur. See Part I. Item I. “Notes to Unaudited Consolidated Financial Statements — Note 10: Stock-Based Compensation” for further discussion.

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

There have been no material changes in the results of the Company's net interest income sensitivity analysis as reported in the Company's 2017 Annual Report on Form 10-K.  At December 31, 2017, management continues to consider the Company's primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company's balance sheet components.  This would include the mix of fixed versus variable rate loans and investments on the asset side, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit on the liability side.

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

Based on this evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2017.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2017 that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings None.

Item 1A.	Risk Factors There have been no material changes to the risk factors disclosed in Item 1A of the Company’s 2017 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds There were no purchases made by the Company of its common stock during the three and six months ended December 31, 2017.

Item 3. Item 4. Item 5. Item 6.	Defaults Upon Senior Securities None. Mine Safety Disclosures Not applicable. Other Information None. Exhibits

Exhibits No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *
32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **
32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). **
101

The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2017 and June 30, 2017; (ii) Consolidated Statements of Income for the three and six months ended December 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2017 and 2016; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended December 31, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the six months ended December 31, 2017 and 2016; and (v) Notes to Unaudited Consolidated Financial Statements. *

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2018		NORTHEAST BANCORP

	By:	/s/ Richard Wayne
Richard Wayne
President and Chief Executive Officer

	By:	/s/ Jean-Pierre Lapointe
Jean-Pierre Lapointe
Chief Financial Officer and Treasurer

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
101

The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended December 31 2017 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2017 and June 30, 2017; (ii) Consolidated Statements of Income for the three and six months ended December 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2017 and 2016; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended December 31, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the six months ended December 31, 2017 and 2016; and (v) Notes to Unaudited Consolidated Financial Statements. *

* Filed herewith

** Furnished herewith