Form 10-Q
period 2018-03-31
NORTHEAST BANCORP /ME/
filed 2018-05-10
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 3, 2018, the registrant had outstanding 8,025,605 shares of voting common stock, $1.00 par value per share and 908,730 shares of non-voting common stock, $1.00 par value per share.

PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share data)

	March 31, 2018	June 30, 2017
Assets
Cash and due from banks	$3,621	$3,582
Short-term investments	218,446	159,701
Total cash and cash equivalents	222,067	163,283

Available-for-sale securities, at fair value	89,741	96,693

Residential real estate loans held for sale	2,686	4,508
SBA loans held for sale	1,853	191
Total loans held for sale	4,539	4,699

Loans
Commercial real estate	530,565	498,004
Commercial and industrial	185,049	175,654
Residential real estate	97,297	101,168
Consumer	3,518	4,369
Total loans	816,429	779,195
Less: Allowance for loan losses	4,691	3,665
Loans, net	811,738	775,530

Premises and equipment, net	6,762	6,937
Real estate owned and other repossessed collateral, net	947	826
Federal Home Loan Bank stock, at cost	1,758	1,938
Intangible assets, net	975	1,300
Loan servicing rights, net	2,998	2,846
Bank-owned life insurance	16,510	16,179
Other assets	8,108	6,643
Total assets	$1,166,143	$1,076,874

Liabilities and Shareholders' Equity
Deposits
Demand	$66,054	$69,827
Savings and interest checking	108,667	108,417
Money market	490,236	374,569
Time	311,323	337,037
Total deposits	976,280	889,850

Federal Home Loan Bank advances	15,000	20,011
Subordinated debt	23,873	23,620
Capital lease obligation	675	873
Other liabilities	16,528	19,723
Total liabilities	1,032,356	954,077

Commitments and contingencies	-	-

Shareholders' equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares issued and outstanding at March 31, 2018 and June 30, 2017	-	-
Voting common stock, $1.00 par value, 25,000,000 shares authorized; 8,016,669 and 7,840,460 shares issued and outstanding at March 31, 2018 and June 30, 2017, respectively	8,017	7,841
Non-voting common stock, $1.00 par value, 3,000,000 shares authorized; 908,730 and 991,194 shares issued and outstanding at March 31, 2018 and June 30, 2017, respectively	908	991
Additional paid-in capital	76,926	77,455
Retained earnings	49,981	38,142
Accumulated other comprehensive loss	(2,045)	(1,632)
Total shareholders' equity	133,787	122,797
Total liabilities and shareholders' equity	$1,166,143	$1,076,874

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Interest and dividend income:
Interest and fees on loans	$15,408	$14,417	$45,292	$40,132
Interest on available-for-sale securities	280	261	813	748
Other interest and dividend income	795	282	1,818	669
Total interest and dividend income	16,483	14,960	47,923	41,549

Interest expense:
Deposits	2,696	1,855	7,001	5,407
Federal Home Loan Bank advances	118	159	438	634
Subordinated debt	525	475	1,550	1,401
Obligation under capital lease agreements	10	12	31	39
Total interest expense	3,349	2,501	9,020	7,481
Net interest and dividend income before provision for loan losses	13,134	12,459	38,903	34,068
Provision for loan losses	364	384	1,156	1,205
Net interest and dividend income after provision for loan losses	12,770	12,075	37,747	32,863

Noninterest income:
Fees for other services to customers	435	516	1,437	1,405
Gain on sales of residential loans held for sale	227	281	772	1,160
Gain on sales of SBA loans	560	951	1,921	3,411
Gain on sales of other loans	516	365	537	365
Gain on real estate owned, other repossessed collateral and premises and equipment, net	4	20	15	9
Bank-owned life insurance income	108	113	331	341
Other noninterest income	32	62	55	115
Total noninterest income	1,882	2,308	5,068	6,806

Noninterest expense:
Salaries and employee benefits	5,329	5,203	15,756	15,678
Occupancy and equipment expense	1,159	1,299	3,418	3,781
Professional fees	423	370	1,291	1,265
Data processing fees	619	455	1,846	1,286
Marketing expense	172	89	329	272
Loan acquisition and collection expense	264	728	998	1,502
FDIC insurance premiums	77	78	236	224
Intangible asset amortization	107	107	325	324
Other noninterest expense	825	513	2,053	2,093
Total noninterest expense	8,975	8,842	26,252	26,425
Income before income tax expense	5,677	5,541	16,563	13,244
Income tax expense	1,745	2,080	4,741	4,932
Net income	$3,932	$3,461	$11,822	$8,312

Weighted-average shares outstanding:
Basic	8,927,544	8,830,442	8,897,633	8,923,280
Diluted	9,143,177	8,893,534	9,133,515	8,963,483

Earnings per common share:
Basic	$0.44	$0.39	$1.33	$0.93
Diluted	0.43	0.39	1.29	0.93

Cash dividends declared per common share	$0.01	$0.01	$0.03	$0.03

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017

Net income	$3,932	$3,461	$11,822	$8,312

Other comprehensive income, before tax:
Available-for-sale securities:
Change in net unrealized loss on available-for-sale securities	(431)	206	(605)	(1,208)
Derivatives and hedging activities:
Change in accumulated gain on effective cash flow hedges	179	59	362	1,692
Reclassification adjustments included in interest expense	26	12	73	26
Total derivatives and hedging activities	205	71	435	1,718
Total other comprehensive (loss) income, before tax	(226)	277	(170)	510
Income tax benefit (expense) related to other comprehensive (loss) income	60	(105)	40	(197)
Other comprehensive (loss) income, net of tax	(166)	172	(130)	313
Comprehensive income	$3,766	$3,633	$11,692	$8,625

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share and per share data)

									Accumulated
							Additional		Other	Total
	Preferred Stock		Voting Common Stock		Non-voting Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity

Balance at June 30, 2016	-	-	8,089,790	$8,089	1,227,683	$1,228	$83,020	$26,160	$(1,906)	$116,591
Net income	-	-	-	-	-	-	-	8,312	-	8,312
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	313	313
Common stock repurchased	-	-	(645,238)	(645)	-	-	(6,298)	-	-	(6,943)
Conversions between voting common stock and non- voting common stock, net	-	-	236,489	237	(236,489)	(237)	-	-	-	-
Dividends on common stock at $0.03 per share	-	-	-	-	-	-	-	(268)	-	(268)
Stock-based compensation	-	-	-	-	-	-	689	-	-	689
Issuance of restricted common stock	-	-	160,000	160	-	-	(160)	-	-	-
Cancellation and forfeiture of restricted common stock	-	-	(16,956)	(17)	-	-	4	-	-	(13)
Other tax-related APIC adjustment	-	-	-	-	-	-	(6)	-	-	(6)
Balance at March 31, 2017	-	$-	7,824,085	$7,824	991,194	$991	$77,249	$34,204	$(1,593)	$118,675

Balance at June 30, 2017	-	-	7,840,460	$7,841	991,194	$991	$77,455	$38,142	$(1,632)	$122,797
Net income	-	-	-	-	-	-	-	11,822	-	11,822
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	(130)	(130)
Conversions between voting common stock and non- voting common stock, net	-	-	82,464	83	(82,464)	(83)	-	-	-	-
Dividends on common stock at $0.03 per share	-	-	-	-	-	-	-	(266)	-	(266)
Stock-based compensation	-	-	-	-	-	-	635	-	-	635
Issuance of restricted common stock	-	-	22,000	22	-	-	(22)	-	-	-
Cancellation and forfeiture of restricted common stock	-	-	(39,630)	(40)	-	-	(58)	-	-	(98)
Stock options exercised, net	-	-	111,375	111	-	-	(1,084)	-	-	(973)
Adjustment for adoption of ASU 2018-02	-	-	-	-	-	-	-	283	(283)	-
Balance at March 31, 2018	-	$-	8,016,669	$8,017	908,730	$908	$76,926	$49,981	$(2,045)	$133,787

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine Months Ended March 31,
	2018	2017
Operating activities:
Net income	$11,822	$8,312
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,156	1,205
Gain on sale and impairment of real estate owned and other repossessed collateral, net	(45)	(90)
Loss on sale and disposal of premises and equipment, net	30	82
Accretion of fair value adjustments on loans, net	(6,759)	(8,702)
Accretion of fair value adjustments on deposits, net	-	(5)
Accretion of fair value adjustments on borrowings, net	159	72
Amortization of subordinated debt issuance costs	83	83
Originations of loans held for sale	(68,622)	(107,496)
Net proceeds from sales of loans held for sale	75,146	116,651
Gain on sales of residential loans held for sale	(772)	(1,160)
Gain on sales of SBA and other loans held for sale	(2,458)	(3,776)
Net decrease in loan servicing rights	(152)	-
Amortization of intangible assets	325	324
Bank-owned life insurance income, net	(331)	(341)
Depreciation of premises and equipment	969	1,138
Stock-based compensation	635	689
Deferred income tax expense	498	-
Amortization of premiums on available-for-sale securities, net	637	810
Changes in other assets and liabilities:
Other assets	(1,924)	(1,245)
Other liabilities	(2,759)	1,515
Net cash provided by operating activities	7,638	8,066
Investing activities:
Purchases of available-for-sale securities	(15,203)	(19,526)
Proceeds from maturities and principal payments on available-for-sale securities	20,913	19,214
Loan purchases	(71,474)	(67,747)
Loan originations, principal collections, and purchased loan paydowns, net	36,397	23,917
Purchases and disposals of premises and equipment, net	(824)	(421)
Redemption of Federal Home Loan Bank stock	180	470
Proceeds from sales of real estate owned and other repossessed collateral	1,262	680
Net cash used in investing activities	(28,749)	(43,413)
Financing activities:
Net increase in deposits	86,430	49,052
Repurchase of common stock	-	(6,943)
Taxes paid for retirement of common stock and other tax-related APIC adjustment	-	(19)
Dividends paid on common stock	(266)	(268)
Repayment of Federal Home Loan Bank advances	(5,000)	(10,000)
Repayment of capital lease obligation	(198)	(190)
Repurchases for tax withholdings on restricted common stock	(98)	-
Stock options exercised, net	(973)	-
Net cash provided by financing activities	79,895	31,632
Net increase (decrease) in cash and cash equivalents	58,784	(3,715)
Cash and cash equivalents, beginning of period	163,283	151,157
Cash and cash equivalents, end of period	$222,067	$147,442

Supplemental schedule of noncash investing activities:
Transfers from loans to real estate owned and other repossessed collateral, net	$1,338	$2,699

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

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

2. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2015-14, Revenue from Contracts with Customers (Topic 606) (“ASU 2015-14”) was issued in August 2015 which defers adoption to annual reporting periods beginning after December 15, 2017. The timing of the Company’s revenue recognition is not expected to materially change. The Company’s largest portions of revenue, interest and fees on loans, interest and dividend income on securities and short-term investments, bank-owned life insurance income, and gain on sales of loans, are specifically excluded from the scope of the guidance. Additionally, fees for other services to customers includes loan servicing fee income which is accounted for under ASC Topic 860, Transfers and Servicing, (“Topic 860”), and is not subject to Topic 606. The other component of fees for other services to customers is deposit fees. The majority of the Company’s deposit fees are specifically related to a customer accessing its funds, in which case the revenue is currently recognized in a consistent manner with Topic 606. Revenue that is not specifically related to a customer accessing its funds (i.e. account maintenance fees), can be waived; however, the amount of waived fees is not considered material, and thus the revenue is consistently recognized with Topic 606.  All other revenue is also recognized in a manner consistent with Topic 606. Because of the above, management believes that revenue recognized under the new guidance approximates revenue recognized under current GAAP.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This guidance changes how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability exception will be available for equity investments that do not have readily determinable fair values; however, the exception requires the Company to adjust the carrying amount for impairment and observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This guidance also changes certain disclosure requirements and other aspects of current GAAP. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within the fiscal year. Early adoption is permitted for only one of the six amendments. The impact of the change in equity investments will depend on market conditions, but if applied in fiscal 2018, would have resulted in a loss related to changes in fair value of equity investments of $112 thousand (pre-tax) being recognized in net income versus other comprehensive income. The disclosure of the fair value of “Loans, net” in “Notes to Unaudited Consolidated Financial Statements – Note 12: Fair Value Measurements” is subject to change at adoption of the guidance based on an exit pricing strategy versus an entry pricing strategy when determining the fair value. The Company is currently evaluating the amount of expected change in the disclosure, but the adoption does not impact the operations of the Company.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Entities are required to recognize the income tax effects of awards in the income statement when the awards vest or are settled. This guidance became effective for the Company for the fiscal year beginning July 1, 2017. For interim reporting purposes the excess tax benefits or deficiencies shall be recorded as discrete items in the period in which they occur. In addition to the excess tax benefit treatment, the amendment removed the assumed proceeds related to the excess tax benefit from the calculation of diluted shares.

Upon adoption, the most significant impact of this amendment resulted from the prospective application of current excess tax benefits and deficiencies being recognized in income tax expense, which would previously have been recognized in additional paid-in capital. In the nine months ended March 31, 2018, this item reduced income tax expense and increased net income by approximately $1.2 million, representing an income tax benefit arising from individuals who exercised non-qualified stock options and restricted stock awards that vested during the period. For the year ended June 30, 2017, the Company recognized $27 thousand in additional paid-in-capital related to the excess tax benefit, which, if under the new ASU, would have been recognized as an income tax benefit in the income statement. These amounts, treated as discrete items in the period in which they occur, will vary from year to year as a function of the volume of share-based payments vested or exercised and the then fair market value of the Company's stock in comparison to the compensation cost recognized in the financial statements. In addition to the excess tax benefit treatment, the amendment removed the assumed proceeds related to the excess tax benefit from the calculation of diluted shares which increased diluted weighted average common shares outstanding by 40,966 shares to 9,089,936. This amendment is applied on a prospective basis, and no prior periods were adjusted. Additionally upon adoption, the Company made a policy election to record forfeitures as they occur rather than make use of an estimate. The other provisions did not have a material impact on the Company's consolidated financial statements upon adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”). This guidance is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this guidance replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU will be effective for fiscal years beginning after December 15, 2019. Early adoption is available as of the fiscal year beginning after December 15, 2018. The Company is evaluating the provisions of the guidance, and will closely monitor developments and additional guidance to determine the potential impact on the Company’s consolidated financial statements. Management is in the process of identifying the methodologies and the additional data requirements necessary to implement the guidance and plans to engage an existing third-party service provider to assist in implementation.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”) which amends the scope of modification accounting for share-based payment arrangements. This update provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. This update is effective for public business entities for annual periods being after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted including adopting in any interim period. This update should be applied prospectively to awards modified on or after the effective date. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement- Reporting Comprehensive Income (Topic 220) (“ASU 2018-02”). This guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the “Tax Cuts and Jobs Act,” which was signed into law in December 2017. The amendments in this guidance are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted this guidance during the three months ended March 31, 2018. This adoption resulted in a reclassification of $283 thousand to accumulated other comprehensive income from retained earnings in the consolidated financial statements, with no net effect on shareholders' equity.

3. Available-for-Sale Securities

The following presents a summary of the amortized cost, gross unrealized holding gains and losses, and fair value of available-for-sale securities.

	March 31, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Government agency securities	$57,244	$-	$(295)	$56,949
Agency mortgage-backed securities	27,223	-	(1,051)	26,172
Other investments measured at net asset value	6,827	-	(207)	6,620
	$91,294	$-	$(1,553)	$89,741

	June 30, 2017
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Government agency securities	$57,401	$-	$(233)	$57,168
Agency mortgage-backed securities	33,523	-	(620)	32,903
Other investments measured at net asset value	6,717	-	(95)	6,622
	$97,641	$-	$(948)	$96,693

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on sale. There were no securities sold during the three and nine months ended March 31, 2018 or 2017. At March 31, 2018, no investment securities were pledged as collateral to secure outstanding borrowings.

The following summarizes the Company’s gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2018
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government agency securities	$15,082	$(85)	$41,867	$(210)	$56,949	$(295)
Agency mortgage-backed securities	1,411	(34)	24,761	(1,017)	26,172	(1,051)
Other investments measured at net asset value	-	-	5,087	(207)	5,087	(207)
	$16,493	$(119)	$71,715	$(1,434)	$88,208	$(1,553)

	June 30, 2017
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government agency securities	$57,168	$(233)	$-	$-	$57,168	$(233)
Agency mortgage-backed securities	19,571	(298)	13,332	(322)	32,903	(620)
Other investments measured at net asset value	5,115	(95)	-	-	5,115	(95)
	$81,854	$(626)	$13,332	$(322)	$95,186	$(948)

There were no other-than-temporary impairment losses on securities during the three and nine months ended March 31, 2018 or 2017.

At March 31, 2018, the Company had 40 securities in an unrealized loss position. At March 31, 2018, all of the Company’s available-for-sale securities were issued or guaranteed by either government agencies or government-sponsored enterprises. The decline in fair value of the Company’s available-for-sale securities at March 31, 2018 is attributable to changes in interest rates.

In addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company’s investment portfolio, management of the Company also considers the Company’s ability and intent to hold such securities to maturity or recovery of cost. At March 31, 2018, the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the investment securities before recovery of its amortized cost. As such, management does not believe any of the Company’s available-for-sale securities are other-than-temporarily impaired at March 31, 2018.

The investments measured at net asset value include a fund that seeks to invest in securities either issued or guaranteed by the U.S. government or its agencies, as well as a fund that primarily invests in the federally guaranteed portion of SBA 7(a) loans that adjust quarterly or monthly and are indexed to the Prime Rate. The underlying composition of these funds is primarily government agencies, other investment-grade investments, or the guaranteed portion of SBA 7(a) loans, as applicable. As of March 31, 2018, the effective duration of the fund that seeks to invest in securities either issued or guaranteed by the U.S. government or its agencies is 4.74 years.

The amortized cost and fair values of available-for-sale debt securities by contractual maturity are shown below as of March 31, 2018. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within one year	$39,082	$38,898
Due after one year through five years	18,162	18,050
Due after five years through ten years	-	-
Due after ten years	-	-
Total U.S. Government agency securities	57,244	56,948
Agency mortgage-backed securities	27,223	26,172
Total debt securities	$84,467	$83,120

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

The composition of the Company’s loan portfolio is as follows on the dates indicated.

	March 31, 2018			June 30, 2017
	Originated	Purchased	Total	Originated	Purchased	Total
	(Dollars in thousands)
Residential real estate	$77,265	$8,597	$85,862	$83,759	$3,377	$87,136
Home equity	11,342	93	11,435	13,931	101	14,032
Commercial real estate	285,595	244,970	530,565	256,280	241,724	498,004
Commercial and industrial	184,009	1,040	185,049	174,468	1,186	175,654
Consumer	3,518	-	3,518	4,369	-	4,369
Total loans	$561,729	$254,700	$816,429	$532,807	$246,388	$779,195

Total loans include net deferred loan origination costs of $300 thousand and $507 thousand as of March 31, 2018 and June 30, 2017, respectively.

Past Due and Nonaccrual Loans

The following is a summary of past due and nonaccrual loans:

	March 31, 2018
	Past Due 30-59	Past Due 60-89	Past Due 90 Days or More-Still	Past Due 90 Days or More-	Total Past	Total	Total	Nonaccrual
	Days	Days	Accruing	Nonaccrual	Due	Current	Loans	Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$877	$357	$-	$1,227	$2,461	$74,804	$77,265	$3,116
Home equity	95	-	-	255	350	10,992	11,342	255
Commercial real estate	329	-	-	174	503	285,092	285,595	1,408
Commercial and industrial	29	-	-	32	61	183,948	184,009	636
Consumer	83	47	-	6	136	3,382	3,518	136
Total originated portfolio	1,413	404	-	1,694	3,511	558,218	561,729	5,551
Purchased portfolio:
Residential real estate and home equity	-	-	-	219	219	8,471	8,690	219
Commercial real estate	2,098	-	-	5,294	7,392	237,578	244,970	7,562
Commercial and industrial	87	15	-	-	102	938	1,040	282
Total purchased portfolio	2,185	15	-	5,513	7,713	246,987	254,700	8,063
Total loans	$3,598	$419	$-	$7,207	$11,224	$805,205	$816,429	$13,614

	June 30, 2017
	Past Due 30-59	Past Due 60-89	Past Due 90 Days or More-Still	Past Due 90 Days or More-	Total Past	Total	Total	Nonaccrual
	Days	Days	Accruing	Nonaccrual	Due	Current	Loans	Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$141	$574	$-	$1,398	$2,113	$81,646	$83,759	$3,337
Home equity	49	-	-	58	107	13,824	13,931	58
Commercial real estate	2,266	-	-	124	2,390	253,890	256,280	413
Commercial and industrial	-	-	-	2,433	2,433	172,035	174,468	2,600
Consumer	69	50	-	32	151	4,218	4,369	103
Total originated portfolio	2,525	624	-	4,045	7,194	525,613	532,807	6,511
Purchased portfolio:
Residential real estate and home equity	-	1,082	-	16	1,098	2,380	3,478	1,056
Commercial real estate	173	1,997	-	2,922	5,092	236,632	241,724	6,364
Commercial and industrial	-	-	-	-	-	1,186	1,186	32
Total purchased portfolio	173	3,079	-	2,938	6,190	240,198	246,388	7,452
Total loans	$2,698	$3,703	$-	$6,983	$13,384	$765,811	$779,195	$13,963

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

The following table sets forth activity in the Company’s allowance for loan losses.

	Three Months Ended March 31, 2018
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$578	$2,517	$690	$50	$520	$-	$4,355
Provision (credit)	33	219	(56)	(1)	169	-	364
Recoveries	2	-	2	3	-	-	7
Charge-offs	(28)	-	-	(7)	-	-	(35)
Ending balance	$585	$2,736	$636	$45	$689	$-	$4,691

	Three Months Ended March 31, 2017
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$574	$1,750	$531	$70	$182	$-	$3,107
Provision (credit)	13	258	51	(13)	75	-	384
Recoveries	3	-	1	7	-	-	11
Charge-offs	(92)	(3)	(30)	(2)	-	-	(127)
Ending balance	$498	$2,005	$553	$62	$257	$-	$3,375

	Nine Months Ended March 31, 2018
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$477	$2,312	$520	$53	$303	$-	$3,665
Provision	251	424	91	4	386	-	1,156
Recoveries	10	-	25	34	-	-	69
Charge-offs	(153)	-	-	(46)	-	-	(199)
Ending balance	$585	$2,736	$636	$45	$689	$-	$4,691

	Nine Months Ended March 31, 2017
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$663	$1,195	$297	$62	$133	$-	$2,350
Provision (credit)	(80)	835	275	51	124	-	1,205
Recoveries	32	19	12	39	-	-	102
Charge-offs	(117)	(44)	(31)	(90)	-	-	(282)
Ending balance	$498	$2,005	$553	$62	$257	$-	$3,375

The following table sets forth information regarding the allowance for loan losses by portfolio segment and impairment methodology.

	March 31, 2018
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$336	$189	$131	$7	$-	$-	$663
Collectively evaluated	249	2,547	505	38	-	-	3,339
ASC 310-30	-	-	-	-	689	-	689
Total	$585	$2,736	$636	$45	$689	$-	$4,691

Loans:
Individually evaluated	$5,934	$4,840	$2,298	$300	$-	$-	$13,372
Collectively evaluated	82,673	280,755	181,711	3,218	-	-	548,357
ASC 310-30	-	-	-	-	254,700	-	254,700
Total	$88,607	$285,595	$184,009	$3,518	$254,700	$-	$816,429

	June 30, 2017
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$252	$147	$149	$4	$-	$-	$552
Collectively evaluated	225	2,165	371	49	-	-	2,810
ASC 310-30	-	-	-	-	303	-	303
Total	$477	$2,312	$520	$53	$303	$-	$3,665

Loans:
Individually evaluated	$5,676	$1,759	$2,694	$296	$-	$-	$10,425
Collectively evaluated	92,014	254,521	171,774	4,073	-	-	522,382
ASC 310-30	-	-	-	-	246,388	-	246,388
Total	$97,690	$256,280	$174,468	$4,369	$246,388	$-	$779,195

The following table sets forth information regarding impaired loans. Loans accounted for under ASC 310-30 that have performed based on cash flow and accretable yield expectations determined at date of acquisition are not considered impaired assets and have been excluded from the tables below.

	March 31, 2018			June 30, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$3,285	$3,274	$-	$4,052	$4,084	$-
Consumer	263	288	-	250	271	-
Commercial real estate	3,363	3,360	-	359	354	-
Commercial and industrial	1,662	1,662	-	1,870	1,870	-
Purchased:
Residential real estate	54	54	-	1,056	1,099	-
Commercial real estate	8,844	11,410	-	8,696	11,468	-
Commercial and industrial	20	53	-	32	65	-
Total	17,491	20,101	-	16,315	19,211	-

Impaired loans with a valuation allowance:
Originated:
Residential real estate	2,649	2,625	336	1,624	1,595	252
Consumer	37	39	7	46	55	4
Commercial real estate	1,477	1,466	189	1,400	1,388	147
Commercial and industrial	636	636	131	824	824	149
Purchased:
Residential real estate	165	179	3	-	-	-
Commercial real estate	4,836	5,341	351	3,528	3,929	176
Commercial and industrial	356	415	315	94	108	55
Total	10,156	10,701	1,332	7,516	7,899	783
Total impaired loans	$27,647	$30,802	$1,332	$23,831	$27,110	$783

The following tables set forth information regarding interest income recognized on impaired loans.

	Three Months Ended March 31,
	2018		2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$3,567	$11	$3,682	$95
Consumer	270	2	194	8
Commercial real estate	2,923	85	508	15
Commercial and industrial	1,710	2	1,873	20
Purchased:
Residential real estate	54	-	1,070	-
Commercial real estate	9,717	21	7,103	106
Commercial and industrial	22	-	29	-
Total	18,263	121	14,459	244

Impaired loans with a valuation allowance:
Originated:
Residential real estate	2,427	60	1,999	38
Consumer	38	-	66	2
Commercial real estate	1,431	22	1,170	30
Commercial and industrial	735	-	916	12
Purchased:
Residential real estate	166	-	-	-
Commercial real estate	4,756	84	796	7
Commercial and industrial	359	-	42	-
Total	9,912	166	4,989	89
Total impaired loans	$28,175	$287	$19,448	$333

	Nine Months Ended March 31,
	2018		2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$3,830	$85	$3,706	$206
Consumer	271	15	218	19
Commercial real estate	2,158	179	477	38
Commercial and industrial	1,780	41	1,026	56
Purchased:
Residential real estate	561	-	1,093	3
Commercial real estate	9,292	203	5,919	205
Commercial and industrial	26	-	27	-
Total	17,918	523	12,466	527

Impaired loans with a valuation allowance:
Originated:
Residential real estate	2,020	123	1,842	127
Consumer	37	2	85	6
Commercial real estate	1,413	71	1,174	79
Commercial and industrial	790	6	459	24
Purchased:
Residential real estate	83	1	-	-
Commercial real estate	4,145	149	1,163	31
Commercial and industrial	227	3	21	2
Total	8,715	355	4,744	269
Total impaired loans	$26,633	$878	$17,210	$796

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

The following tables present the Company’s loans by risk rating.

	March 31, 2018
	Originated Portfolio
	Commercial	Commercial		Purchased
	Real Estate	and Industrial	Residential(1)	Portfolio	Total
	(Dollars in thousands)
Loans rated 1- 6	$280,501	$180,879	$12,885	$242,069	$716,334
Loans rated 7	3,519	2,241	64	3,383	9,207
Loans rated 8	1,575	889	839	9,248	12,551
Loans rated 9	-	-	-	-	-
Loans rated 10	-	-	-	-	-
	$285,595	$184,009	$13,788	$254,700	$738,092

	June 30, 2017
	Originated Portfolio
	Commercial	Commercial		Purchased
	Real Estate	and Industrial	Residential(1)	Portfolio	Total
	(Dollars in thousands)
Loans rated 1- 6	$253,041	$171,160	$10,039	$229,980	$664,220
Loans rated 7	2,686	2,483	71	9,622	14,862
Loans rated 8	554	825	803	6,786	8,968
Loans rated 9	-	-	19	-	19
Loans rated 10	-	-	-	-	-
	$256,281	$174,468	$10,932	$246,388	$688,069

(1)	Certain of the Company’s loans made for commercial purposes, but secured by residential collateral, are rated under the Company’s risk-rating system.

Troubled Debt Restructurings

The following table shows the Company’s post-modification balance of TDRs by type of modification.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2018		2017		2018		2017
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
Extended maturity	1	$16	2	$645	2	$34	3	$799
Adjusted interest rate	-	-	2	220	1	15	5	364
Rate and maturity	-	-	3	968	3	2,263	4	1,302
Principal deferment	4	2,418	-	-	7	3,356	1	161
Court ordered concession	1	94	-	-	1	94	-	-
	6	$2,528	7	$1,833	14	$5,762	13	$2,626

The following table shows loans modified in a TDR and the change in the recorded investment subsequent to the modifications occurring.

	Three Months Ended March 31,
	2018			2017
		Recorded	Recorded		Recorded	Recorded
	Number of	Investment	Investment	Number of	Investment	Investment
	Contracts	Pre-Modification	Post-Modification	Contracts	Pre-Modification	Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	2	$577	$577	3	$621	$711
Home equity	-	-	-	-	-	-
Commercial real estate	3	1,224	1,230	1	154	154
Commercial and industrial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total originated portfolio	5	1,801	1,807	4	775	865
Purchased portfolio:
Residential real estate	-	-	-	-	-	-
Commercial real estate	1	696	721	3	917	968
Total purchased portfolio	1	696	721	3	917	968
Total	6	$2,497	$2,528	7	$1,692	$1,833

	Nine Months Ended March 31,
	2018			2017
		Recorded	Recorded		Recorded	Recorded
	Number of	Investment	Investment	Number of	Investment	Investment
	Contracts	Pre-Modification	Post-Modification	Contracts	Pre-Modification	Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	5	$624	$625	7	$896	$1,009
Home equity	-	-	-	-	-	-
Commercial real estate	5	3,303	3,370	1	154	154
Commercial and industrial	1	655	655	1	91	161
Consumer	-	-	-	-	-	-
Total originated portfolio	11	4,582	4,650	9	1,141	1,324
Purchased portfolio:
Residential real estate	-	-	-	-	-	-
Commercial real estate	2	820	844	-	-	-
Commercial and industrial	1	268	268	4	1,251	1,302
Total purchased portfolio	3	1,088	1,112	4	1,251	1,302
Total	14	$5,670	$5,762	13	$2,392	$2,626

The Company considers TDRs past due 90 days or more to be in payment default. One loan modified in a TDR in the last twelve months totaling $141 thousand defaulted during the three and nine months ended March 31, 2018. As of March 31, 2018, there were no further commitments to lend to borrowers associated with loans modified in a TDR.

ASC 310-30 Loans

The following tables present a summary of loans accounted for under ASC 310-30 that were acquired by the Company during the period indicated.

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(Dollars in thousands)
Contractually required payments receivable	$51,602	$13,190
Nonaccretable difference	(841)	(44)
Cash flows expected to be collected	50,761	13,146
Accretable yield	(17,740)	(5,285)
Fair value of loans acquired	$33,021	$7,861

	Nine Months Ended March 31, 2018	Nine Months Ended March 31, 2017
	(Dollars in thousands)
Contractually required payments receivable	$106,922	$107,910
Nonaccretable difference	(2,665)	(3,538)
Cash flows expected to be collected	104,257	104,372
Accretable yield	(32,783)	(36,625)
Fair value of loans acquired	$71,474	$67,747

Certain loans accounted for under ASC 310-30 that were acquired by the Company are not accounted for using the income recognition model because the Company cannot reasonably estimate cash flows expected to be collected. These loans when acquired are placed on nonaccrual. The carrying amounts of such loans are as follows.

	As of and for the Three Months Ended March 31, 2018	As of and for the Nine Months Ended March 31, 2018
	(Dollars in thousands)
Loans acquired during the period	$67	$72
Loans at end of period	7,431	7,431

The following tables summarize the activity in the accretable yield for loans accounted for under ASC 310-30.

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(Dollars in thousands)
Beginning balance	$124,903	$128,423
Acquisitions	17,740	5,285
Accretion	(4,476)	(4,762)
Reclassifications from non-accretable difference to accretable yield	790	3,703
Disposals and other changes	(7,750)	(7,434)
Ending balance	$131,207	$125,215

	Nine Months Ended March 31, 2018	Nine Months Ended March 31, 2017
	(Dollars in thousands)
Beginning balance	$131,197	$124,151
Acquisitions	32,783	36,625
Accretion	(13,145)	(14,070)
Reclassifications from non-accretable difference to accretable yield	5,313	4,834
Disposals and other changes	(24,941)	(26,325)
Ending balance	$131,207	$125,215

The following table provides information related to the unpaid principal balance and carrying amounts of ASC 310-30 loans.

	March 31, 2018	June 30, 2017
	(Dollars in thousands)
Unpaid principal balance	$281,325	$271,709
Carrying amount	247,869	239,583

5. Transfers and Servicing of Financial Assets

The Company sells loans in the secondary market and for certain loans, retains the servicing responsibility. Consideration for the sale includes the cash received as well as the related servicing rights asset. The Company receives fees for the services provided.

Capitalized servicing rights as of March 31, 2018 totaled $3.0 million, compared to $2.8 million as of June 30, 2017, and are classified as loan servicing rights, net, on the consolidated balance sheets.

Mortgage loans sold in the quarter ended March 31, 2018 totaled $16.4 million, compared to $15.5 million in the quarter ended March 31, 2017. Mortgage loans sold in the nine months ended March 31, 2018 totaled $53.1 million, compared to $58.2 million in the nine months ended March 31, 2017. Mortgage loans serviced for others totaled $9.0 million at March 31, 2018 and $10.7 million at June 30, 2017. Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $15.6 million and $25.2 million at March 31, 2018 and June 30, 2017, respectively.

SBA loans sold during the quarter ended March 31, 2018 totaled $5.8 million, compared to $9.9 million in the quarter ended March 31, 2017. SBA loans sold in the nine months ended March 31, 2018 totaled $18.4 million, compared to $34.7 million in the nine months ended March 31, 2017. SBA loans serviced for others totaled $160.5 million at March 31, 2018 and $144.4 million at June 30, 2017.

Mortgage and SBA loans serviced for others are accounted for as sales and therefore are not included on the accompanying consolidated balance sheets. The risks inherent in mortgage servicing assets and SBA servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.

Contractually specified servicing fees were $196 thousand and $287 thousand for the quarters ended March 31, 2018 and 2017, respectively, and were included as a component of loan-related fees within noninterest income. Contractually specified servicing fees were $693 thousand and $695 thousand for the nine months ended March 31, 2018 and 2017, respectively.

The significant assumptions used in the valuation of the servicing rights included a range of discount rates from 9.6% to 15.7% and a weighted average prepayment speed assumption of 9.4%.

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

	Three months Ended March 31,		Nine months Ended March 31,
	2018	2017	2018	2017
	(Dollars in thousands, except share and per share data)

Net income	$3,932	$3,461	$11,822	$8,312

Weighted average shares used in calculation of basic EPS	8,927,544	8,830,442	8,897,633	8,923,280
Incremental shares from assumed exercise of dilutive securities	215,633	63,092	235,882	40,203
Weighted average shares used in calculation of diluted EPS	9,143,177	8,893,534	9,133,515	8,963,483

Basic earnings per common share	$0.44	$0.39	$1.33	$0.93
Diluted earnings per common share	$0.43	$0.39	$1.29	$0.93

For the three and nine months ended March 31, 2018 and 2017, the following stock options were excluded from the calculation of diluted EPS due to the exercise price of these options exceeding the average market price of the Company’s common stock for the period. These options, which were not dilutive at that date, may potentially dilute EPS in the future.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Stock options	-	399,626	-	714,545

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

The Company currently holds derivative instruments that contain credit-risk related features that are in a net liability position, which may require that collateral be assigned to dealer banks. At March 31, 2018, the Company had posted cash collateral totaling $1.2 million with dealer banks related to derivative instruments in a net liability position.

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

Information pertaining to outstanding interest rate caps and swap agreements used to hedge variable rate debt is as follows.

March 31, 2018
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Loss	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$5,000	July 2013	July 2033	3 Mo. LIBOR	2.31%	3.38%	n/a	$(385)	$(385)	Other Liabilities
5,000	July 2013	July 2028	3 Mo. LIBOR	2.31%	3.23%	n/a	(225)	(225)	Other Liabilities
5,000	July 2013	July 2023	3 Mo. LIBOR	2.31%	2.77%	n/a	(27)	(27)	Other Liabilities
Forward-starting interest rate swaps:
6,000	February 2018	September 2029	3 Mo. LIBOR	2.31%	5.88%	n/a	(146)	(146)	Other Liabilities
10,000	February 2018	February 2030	3 Mo. LIBOR	2.31%	4.98%	n/a	(242)	(242)	Other Liabilities
Interest rate caps:
6,000	October 2014	September 2019	3 Mo. LIBOR	n/a	n/a	2.50%	(95)	12	Other Assets
10,000	March 2015	February 2020	3 Mo. LIBOR	n/a	n/a	2.50%	(128)	37	Other Assets
$47,000							$(1,248)	$(976)

June 30, 2017
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Loss	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$5,000	July 2013	July 2033	3 Mo. LIBOR	1.30%	3.38%	n/a	$(666)	$(666)	Other Liabilities
5,000	July 2013	July 2028	3 Mo. LIBOR	1.30%	3.23%	n/a	(471)	(471)	Other Liabilities
5,000	July 2013	July 2023	3 Mo. LIBOR	1.30%	2.77%	n/a	(218)	(218)	Other Liabilities
Interest rate caps:
6,000	October 2014	September 2019	3 Mo. LIBOR	n/a	n/a	2.50%	(142)	4	Other Assets
10,000	March 2015	February 2020	3 Mo. LIBOR	n/a	n/a	2.50%	(186)	14	Other Assets
$31,000							$(1,683)	$(1,337)

During the three and nine months ended March 31, 2018 and 2017, no interest rate cap or swap agreements were terminated prior to maturity. Changes in the fair value of interest rate caps and swaps designated as hedging instruments of the variability of cash flows associated with variable rate debt are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the debt affects earnings. Risk management results for the three and nine months ended March 31, 2018 and 2017 related to the balance sheet hedging of variable rate debt indicates that the hedges were effective.

8. Other Comprehensive Income

The components of other comprehensive income are as follows:

	Three Months Ended March 31,
	2018			2017
	Pre-tax	Tax Expense	After-tax	Pre-tax	Tax Expense	After-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
	(Dollars in thousands)
Change in net unrealized (loss) gain on available-for-sale securities	$(431)	$(116)	$(315)	$206	$78	$128

Change in accumulated gain on effective cash flow hedges	179	48	131	59	22	37
Reclassification adjustment for losses included in net income	26	8	18	12	5	7
Total derivatives and hedging activities	205	56	149	71	27	44
Total other comprehensive (loss) income	$(226)	$(60)	$(166)	$277	$105	$172

	Nine Months Ended March 31,
	2018			2017
	Pre-tax	Tax Expense	After-tax	Pre-tax	Tax Expense	After-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
	(Dollars in thousands)
Change in net unrealized loss on available-for-sale securities	$(605)	$(140)	$(465)	$(1,208)	$(459)	$(749)

Change in accumulated gain on effective cash flow hedges	362	82	280	1,692	646	1,046
Reclassification adjustment for losses included in net income	73	18	55	26	10	16
Total derivatives and hedging activities	435	100	335	1,718	656	1,062
Total other comprehensive (loss) income	$(170)	$(40)	$(130)	$510	$197	$313

Accumulated other comprehensive loss is comprised of the following:

	March 31, 2018	June 30, 2017
	(Dollars in thousands)
Unrealized loss on available-for-sale securities	$(1,553)	$(948)
Tax effect	420	360
After tax amount	(1,133)	(588)
Unrealized loss on cash flow hedges	(1,248)	(1,683)
Tax effect	336	639
After tax amount	(912)	(1,044)
Accumulated other comprehensive loss	$(2,045)	$(1,632)

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

Financial instruments with contract amounts which represent credit risk are as follows:

	March 31, 2018	June 30, 2017
	(Dollars in thousands)
Commitments to grant loans	$11,087	$15,244
Unfunded commitments under lines of credit	30,158	31,858
Standby letters of credit	3,183	3,400
Commitment to fund investments	-	1,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The Company has recorded an allowance for possible losses on commitments and unfunded loans totaling $37 thousand and $39 thousand recorded in other liabilities at March 31, 2018 and June 30, 2017, respectively.

As of March 31, 2018, the Company does not have a commitment to fund investments.

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

For the nine months ended March 31, 2018, in totality, the adoption of ASU 2016-09 reduced the Company's income tax expense by $1.2 million. The excess tax benefit under the new guidance is treated as a discrete item in the period in which it occurs, and will vary from quarter to quarter as a function of the volume of restricted stock that vests, the volume of options that are exercised and the market price of the Company's stock in comparison to the compensation cost recognized in the consolidated financial statements.

Upon adoption, the Company made a policy election to record forfeitures as they occur rather than make use of an estimate. The other provisions did not have a material impact on the Company's consolidated financial statements upon adoption.

11.	Income Taxes

On December 22, 2017, President Donald Trump signed into law the "Tax Cuts and Jobs Act," which among other items reduces the federal corporate tax rate to 21% from the previous federal corporate tax rate of 35%. The change in federal tax rate resulted in a $762 thousand decrease in federal income tax expense during the quarter ended December 31, 2017. Of this total, $328 thousand was related to the decrease in the federal corporate income tax rate for the three months ended December 31, 2017 and $434 thousand was related to income tax expense previously recorded in the three months ended September 30, 2017, to arrive at the required blended federal corporate income tax rate of 28.0% for fiscal 2018.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	March 31, 2018
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Available-for-sale securities:
U.S. Government agency securities	$56,948	$-	$56,948	$-
Agency mortgage-backed securities	26,172	-	26,172	-
Other investments measured at net asset value(1)	6,621	-	-	-
Other assets – interest rate caps	49	-	49	-
Liabilities
Other liabilities – interest rate swaps	$1,025	$-	$1,025	$-

	June 30, 2017
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Available-for-sale securities:
U.S. Government agency securities	$57,168	$-	$57,168	$-
Agency mortgage-backed securities	32,903	-	32,903	-
Other investments measured at net asset value(1)	6,622	-	-	-
Other assets – interest rate caps	18	-	18	-
Liabilities
Other liabilities – interest rate swap	$1,355	$-	$1,355	$-

(1)

In accordance with ASU 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amount presented in the table are intended to permit reconciliation of the fair value amount to the consolidated financial statements.

Assets measured at fair value on a nonrecurring basis are summarized below.

	March 31, 2018
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$1,834	$-	$-	$1,834
Real estate owned and other repossessed collateral	947	-	-	947
Loan servicing rights	2,998	-	-	2,998

	June 30, 2017
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$1,011	$-	$-	$1,011
Real estate owned and other repossessed collateral	826	-	-	826
Loan servicing rights	2,846	-	-	2,846

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a nonrecurring basis at the dates indicated.

	Fair Value
	March 31, 2018	June 30, 2017	Valuation Technique
	(Dollars in thousands)
Collateral dependent impaired loans	$1,834	$1,011	Appraisal of collateral(1)
Real estate owned and other repossessed collateral	947	826	Appraisal of collateral(1)
Loan servicing rights	2,998	2,846	Discounted cash flow(2)

(1) Fair value is generally determined through independent appraisals of the underlying collateral. The Company may also use another available source of collateral assessment to determine a reasonable estimate of the fair value of the collateral. Appraisals may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments was 10% to 88%.

(2) Fair value is determined using a discounted cash flow model. The unobservable inputs include anticipated rate of loan prepayments and discount rates. The range of prepayment assumptions used was 0% to 12.4%. For discount rates, the range was 9.8% to 15.8%.

The table below summarizes the total gains (losses) on assets measured at fair value on a non-recurring basis for the three and nine months ended March 31, 2018 and 2017.

	Three months Ended March 31,		Nine months Ended March 31,
	2018	2017	2018	2017
	(In thousands)
Collateral dependent impaired loans	$(163)	$37	$(657)	$(260)
Real estate owned and other repossessed collateral	-	20	45	90
Loan servicing rights	(140)	-	(30)	(220)
Total	$(303)	$57	$(642)	$(390)

The following table presents the estimated fair value of the Company's financial instruments.

	Carrying	Fair Value Measurements at March 31, 2018
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$222,067	$222,067	$222,067	$-	$-
Available-for-sale securities	83,120	83,120	-	83,120	-
Other investments measured at net asset value(1)	6,621	6,621	-	-	-
Federal Home Loan Bank stock	1,758	1,758	-	1,758	-
Loans held for sale	4,539	4,539	-	4,539	-
Loans, net	811,738	812,049	-	-	812,049
Accrued interest receivable	2,383	2,383	-	2,383	-
Interest rate caps	49	49	-	49	-

Financial liabilities:
Deposits	976,280	975,896	-	975,896	-
Federal Home Loan Bank advances	15,000	15,000	-	15,000	-
Capital lease obligation	675	692	-	692	-
Subordinated debt	23,873	24,560	-	-	24,560
Interest rate swaps	1,025	1,025	-	1,025	-

	Carrying	Fair Value Measurements at June 30, 2017
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$163,283	$163,283	$163,283	$-	$-
Available-for-sale securities	90,071	90,071	-	90,071	-
Other investments measured at net asset value(1)	6,622	6,622	-	-	-
Federal Home Loan Bank stock	1,938	1,938	-	1,938	-
Loans held for sale	4,699	4,699	-	4,699	-
Loans, net	775,530	776,579	-	-	776,579
Accrued interest receivable	2,111	2,111	-	2,111	-
Interest rate caps	18	18	-	18	-

Financial liabilities:
Deposits	889,850	889,877	-	889,877	-
Federal Home Loan Bank advances	20,011	20,057	-	20,057	-
Capital lease obligation	873	918	-	918	-
Subordinated debt	23,620	25,677	-	-	25,677
Interest rate swaps	1,355	1,355	-	1,355	-

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

A Note about Forward Looking Statements

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to Northeast Bancorp’s financial condition, prospective results of operations, future performance or expectations, plans, objectives, prospects, loan loss allowance adequacy, simulation of changes in interest rates, capital spending and finance sources and revenue sources. These statements relate to expectations concerning matters that are not historical facts. Accordingly, statements that are based on management’s projections, estimates, assumptions, and judgments constitute forward-looking statements. These forward-looking statements, which are based on various assumptions (some of which are beyond the Company’s control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as “believe”, “expect”, “estimate”, “anticipate”, “continue”, “plan”, “approximately”, “intend”, “objective”, “goal”, “project”, or other similar terms or variations on those terms, or the future or conditional verbs such as “will”, “may”, “should”, “could”, and “would”. Although the Company believes that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, the Company cannot give you any assurance that its expectations will, in fact, occur or that its estimates or assumptions will be correct. The Company cautions you that actual results could differ materially from those expressed or implied by such forward-looking statements as a result of, among other factors, changes in interest rates and real estate values; competitive pressures from other financial institutions; weakness in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay the Company’s loans; changes in loan defaults and charge-off rates; changes in the value of securities and other assets, adequacy of loan loss reserves, or deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; operational risks including, but not limited to, cybersecurity breaches, fraud and natural disasters; the risk that the Company may not be successful in the execution of its business strategy; the risk that intangibles recorded in the Company’s financial statements will become impaired; changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 as updated in the Company’s Quarterly Reports on Form 10-Q and other filings submitted to the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this report and the Company does not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

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

In connection with the transaction, as part of the regulatory approval process, the Company and the Bank made certain commitments to the Federal Reserve, the most significant of which are (i) to maintain a Tier 1 leverage ratio of at least 10%, (ii) to maintain a total risk-based capital ratio of at least 15%, (iii) to limit purchased loans to 40% of total loans, (iv) to fund 100% of the Company’s loans with core deposits (defined as non-maturity deposits and non-brokered insured time deposits), and (v) to hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total risk-based capital. On June 28, 2013, the Federal Reserve approved the amendment to exclude owner-occupied commercial real estate loans from the commitment to hold commercial real estate loans to within 300% of total risk-based capital. All other commitments made to the Federal Reserve in connection with the merger remain unchanged. The Company and the Bank are currently in compliance with all commitments to the Federal Reserve. The Company’s compliance ratios at March 31, 2018 follow:

Condition	Ratios as of March 31, 2018
(i) Tier 1 leverage capital ratio	12.88%
(ii) Total capital ratio	19.92%
(iii) Ratio of purchased loans to total loans, including loans held for sale	31.02%
(iv) Ratio of loans to core deposits (1)	83.65%
(v) Ratio of non-owner occupied commercial real estate loans to total capital (2)	186.07%

(1) Core deposits include all non-maturity deposits and non-brokered insured time deposits.

(2) For purposes of calculating this ratio, commercial real estate includes all non-owner occupied commercial real estate loans defined as such by regulatory guidance, including all land development and construction loans.

As of March 31, 2018, the Company, on a consolidated basis, had total assets of $1.2 billion, total deposits of $976.3 million, and shareholders’ equity of $133.8 million. The Company gathers retail deposits through its banking offices in Maine and the Bank's online affinity deposit program, ableBanking; originates loans through the Bank’s Community Banking Division; originates Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”) loans through the Bank’s national SBA group (“SBA Division”); and purchases and originates commercial loans through the Bank’s Loan Acquisition and Servicing Group (“LASG”). The Community Banking Division, with ten full-service branches and two loan production offices, operates from the Bank’s headquarters in Lewiston, Maine. LASG, ableBanking, and the SBA Division operate from the Company's offices in Boston, Massachusetts.

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

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. The reader is encouraged to review each of the policies included in Form 10-K for the year ended June 30, 2017 to gain a better understanding of how Northeast’s financial performance is measured and reported. There has been no material change in critical accounting policies during the three and nine months ended March 31, 2018.

Overview

Net income totaled $3.9 million for the quarter ended March 31, 2018, an increase of $471 thousand, or 13.6%, from net income of $3.5 million for the quarter ended March 31, 2017.

Net interest and dividend income before provision for loan losses increased by $675 thousand for the quarter ended March 31, 2018, compared to the quarter ended March 31, 2017. The increase is primarily due to higher average balances in the total loan portfolio. This increase was partially offset by higher funding costs and higher average deposit balances.

Noninterest income decreased by $426 thousand for the quarter ended March 31, 2018, compared to the quarter ended March 31, 2017, principally due to the following:

●	A decrease in gain on sale of SBA loans of $391 thousand, due to a lower volume of SBA loans sold in the quarter as a result of a change in our SBA origination model; and

●	A decrease in gain on sale of residential loans of $54 thousand, due to lower volume of residential loans sold in the quarter due to the lower volume of loans originated in the winter months.

Noninterest expense increased by $133 thousand for the quarter ended March 31, 2018, compared to the quarter ended March 31, 2017, primarily due to the following:

●

An increase of $312 thousand in other noninterest expense, primarily due to $140 thousand of expense related to the quarterly valuation of SBA servicing rights recorded in the three months ended March 31, 2018, and a $167 thousand recovery from a legacy mortgage insurance premium plan that was recorded in the three months ended March 31, 2017, with no such recovery recorded during the three months ended March 31, 2018;

●	An increase of $164 thousand in data processing fees, primarily due to the increased cost associated with the outsourcing of data processing; and
●

An increase of $126 thousand in salaries and employee benefits, primarily due to an increase in incentive compensation and a decrease in deferred salaries driven by loan originations, offset by a decrease in salaries due to a decrease in headcount.

●

The increases in noninterest expense were partially offset by a decrease in loan expense of $464 thousand, largely driven by lower expense related to loan acquisition, collection, and refinance activity.

Income tax expense decreased by $335 thousand for the quarter ended March 31, 2018, compared to the quarter ended March 31, 2017, $397 thousand of which was due to a decrease in the federal corporate income tax rate as a result of the Tax Cuts and Jobs Act signed into law on December 22, 2017, offset by an increase related to a higher pre-tax net income amount.

Financial Condition

Overview

As of March 31, 2018, total assets were $1.2 billion, an increase of $89.3 million, or 8.3%, from total assets of $1.1 billion as of June 30, 2017.

The following table highlights the changes in the loan portfolio for the three and nine months ended March 31, 2018:

	Loan Portfolio Changes
	Three Months Ended March 31, 2018
	March 31, 2018 Balance	December 31, 2017 Balance	Change ($)	Change (%)
	(Dollars in thousands)
LASG Purchased	$254,700	$244,177	$10,523	4.31%
LASG Originated	381,990	346,874	35,116	10.12%
SBA	50,583	49,109	1,474	3.00%
Community Banking	129,156	134,030	(4,874)	(3.64% )
Total	$816,429	$774,190	$42,239	5.46%

	Nine Months Ended March 31, 2018
	March 31, 2018 Balance	June 30, 2017 Balance	Change ($)	Change (%)
	(Dollars in thousands)
LASG Purchased	$254,700	$246,388	$8,312	3.37%
LASG Originated	381,990	330,515	51,745	15.57%
SBA	50,583	52,965	(2,382)	(4.50% )
Community Banking	129,156	149,327	(20,171)	(13.51% )
Total	$816,429	$779,195	$37,234	4.78%

Loans generated by the Bank’s LASG for the quarter ended March 31, 2018 totaled $105.9 million, which consisted of $33.0 million of purchased loans, at an average price of 85.8% of unpaid principal balance, and $72.9 million of originated loans. The Bank’s SBA Division closed $8.9 million and funded $8.8 million of new loans during the quarter ended March 31, 2018. In addition, the Company sold $5.8 million of the guaranteed portion of SBA loans in the secondary market, of which $4.1 million were originated in the current quarter and $1.7 million were originated or purchased in prior quarters. Residential loan production sold in the secondary market totaled $16.4 million for the quarter.

As noted above in the “Business Overview” section, the Company made certain commitments to the Federal Reserve in connection with the merger of FHB with and into the Company in December 2010. The Company’s loan purchase and commercial real estate loan availability under these conditions follow.

Basis for Regulatory Condition	Condition	Availability at March 31, 2018
		(Dollars in millions)
Total Loans	Purchased loans may not exceed 40% of total loans	$122.8
Regulatory Capital	Non-owner occupied commercial real estate loans may not exceed 300% of total capital	185.6

An overview of the Bank’s LASG portfolio follows:

	LASG Portfolio
	Three Months Ended March 31,
	2018				2017
	Purchased (1)	Originated	Secured Loans to Broker-Dealers	Total LASG	Purchased (1)	Originated	Secured Loans to Broker-Dealers	Total LASG
	(Dollars in thousands)
Loans purchased or originated during the period:
Unpaid principal balance	$38,493	$72,894	$-	$111,387	$8,609	$81,806	$-	$90,415
Net investment basis	33,021	72,894	-	105,915	7,861	81,806	-	89,667

Loan returns during the period:
Yield	11.29%	6.83%	-	8.65%	11.89%	6.44%	1.13%	8.68%
Total Return (2)	12.16%	6.83%	-	9.00%	11.95%	6.44%	1.13%	8.71%

	Nine Months Ended March 31,
	2018				2017
	Purchased (1)	Originated	Secured Loans to Broker-Dealers	Total LASG	Purchased (1)	Originated	Secured Loans to Broker-Dealers	Total LASG
	(Dollars in thousands)
Loans purchased or originated during the period:
Unpaid principal balance	$81,016	$157,958	$-	$238,974	$76,511	$169,831	$-	$246,342
Net investment basis	71,474	157,958	-	229,432	67,747	169,831	-	237,578

Loan returns during the period:
Yield	11.53%	6.56%	-	8.60%	11.77%	6.10%	0.82%	8.36%
Total Return (2)	11.82%	6.56%	-	8.72%	11.80%	6.10%	0.82%	8.37%

Total loans as of period end:
Unpaid principal balance	$289,852	$381,990	$-	$671,842	$268,651	$299,340	$-	$567,991
Net investment basis	254,700	381,990	-	636,690	237,569	299,340	-	536,909

(1) Period end purchased loan balances include loans held for sale of $0 and $973 thousand at March 31, 2018 and March 31, 2017, respectively.

(2) The total return on purchased loans represents scheduled accretion, accelerated accretion, gains on asset sales, and other noninterest income recorded during the period divided by the average invested balance, which includes purchased loans held for sale, on an annualized basis. The total return does not include the effect of purchased loan charge-offs or recoveries during the period. Total return is considered a non-GAAP financial measure.

Assets

Cash and Due from Banks, Short-Term Investments and Available-for-Sale Securities

Cash and cash equivalents were $222.1 million as of March 31, 2018, an increase of $58.8 million, or 36.0%, from $163.3 million at June 30, 2017. The increase is primarily due to the increase in deposits, offset by the increase in loans in the period.

Available-for-sale securities totaled $89.7 million as of March 31, 2018, compared to $96.7 million as of June 30, 2017, representing a decrease of $7.0 million, or 7.2%, primarily due to principal payments on mortgage-backed securities. Included in available-for-sale securities are securities issued by government agencies and government-sponsored enterprises, as well as an investment of $5.1 million in a CRA qualified fund that seeks to invest in securities either issued or guaranteed by the U.S. government or its agencies, as well as an investment of $1.5 million in a CRA qualified fund that primarily invests in the federally guaranteed portion of SBA 7(a) loans. At March 31, 2018, no securities were pledged for outstanding borrowings.

Loans

The Company’s loan portfolio (excluding loans held-for-sale) by lending division follows:

	March 31, 2018
	Community Banking Division	LASG	SBA Division	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$70,865	$6,272	$128	$77,265	9.46%
Home equity	11,342	-	-	11,342	1.39%
Commercial real estate: non-owner occupied	20,147	131,419	18,621	170,187	20.84%
Commercial real estate: owner occupied	12,020	77,877	25,511	115,408	14.14%
Commercial and industrial	11,277	166,422	6,310	184,009	22.54%
Consumer	3,505	-	13	3,518	0.43%
Subtotal	129,156	381,990	50,583	561,729	68.80%
Purchased loans:
Residential real estate	-	8,597	-	8,597	1.05%
Home equity	-	93	-	93	0.01%
Commercial real estate: non-owner occupied	-	133,236	-	133,236	16.32%
Commercial real estate: owner occupied	-	111,734	-	111,734	13.69%
Commercial and industrial	-	1,040	-	1,040	0.13%
Subtotal	-	254,700	-	254,700	31.20%
Total	$129,156	$636,690	$50,583	$816,429	100.00%

	June 30, 2017
	Community Banking Division	LASG	SBA Division	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$81,538	$2,092	$129	$83,759	10.75%
Home equity	13,931	-	-	13,931	1.79%
Commercial real estate: non-owner occupied	23,638	90,154	23,720	137,512	17.65%
Commercial real estate: owner occupied	13,502	83,446	21,820	118,768	15.24%
Commercial and industrial	12,349	154,823	7,296	174,468	22.39%
Consumer	4,369	-	-	4,369	0.56%
Subtotal	149,327	330,515	52,965	532,807	68.38%
Purchased loans:
Residential real estate	-	3,478	-	3,478	0.45%
Commercial real estate: non-owner occupied	-	134,970	-	134,970	17.32%
Commercial real estate: owner occupied	-	106,754	-	106,754	13.70%
Commercial and industrial	-	1,186	-	1,186	0.15%
Subtotal	-	246,388	-	246,388	31.62%
Total	$149,327	$576,903	$52,965	$779,195	100.00%

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

The following table details the Company's nonperforming assets and other credit quality indicators as of March 31, 2018 and June 30, 2017. Management believes that, based on their carrying amounts, nonperforming assets are well secured based on the estimated fair value of underlying collateral.

	Nonperforming Assets at March 31, 2018
	Originated	Purchased	Total
	(Dollars in thousands)
Loans:
Residential real estate	$3,116	$219	$3,335
Home equity	255	-	255
Commercial real estate	1,408	7,561	8,969
Commercial and industrial	636	283	919
Consumer	136	-	136
Subtotal	5,551	8,063	13,614
Real estate owned and other repossessed collateral	125	822	947
Total	$5,677	$8,884	$14,561
Ratio of nonperforming loans to total loans			1.67%
Ratio of nonperforming assets to total assets			1.25%
Ratio of loans past due to total loans			1.37%
Nonperforming loans that are current			$5,375
Commercial loans risk rated substandard or worse			$10,536
Troubled debt restructurings:
On accrual status			$14,033
On nonaccrual status			$3,807

	Nonperforming Assets at June 30, 2017
	Originated	Purchased	Total
	(Dollars in thousands)
Loans:
Residential real estate	$3,337	$1,056	$4,393
Home equity	58	-	58
Commercial real estate	413	6,364	6,777
Commercial and industrial	2,600	32	2,632
Consumer	103	-	103
Subtotal	6,511	7,452	13,963
Real estate owned and other repossessed collateral	4	822	826
Total	$6,515	$8,274	$14,789
Ratio of nonperforming loans to total loans			1.79%
Ratio of nonperforming assets to total assets			1.37%
Ratio of loans past due to total loans			1.72%
Nonperforming loans that are current			$4,321
Commercial loans risk rated substandard or worse			$7,109
Troubled debt restructurings:
On accrual status			$9,702
Nonaccrual status			$5,383

As of March 31, 2018, nonperforming assets totaled $14.6 million, or 1.25% of total assets, as compared to $14.8 million, or 1.37% of total assets, as of June 30, 2017.

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

The Company’s allowance for loan losses was $4.7 million as of March 31, 2018, compared to $3.7 million as of June 30, 2017. The increase in the period is primarily the result of the effect of increased qualitative factors discussed in Note 4, “Loans, Allowance for Loan Losses and Credit Quality,” as well as changes in the composition of the loan portfolio and an increase in specific reserve on one loan relationship.

The following table details ratios related to the allowance for loan losses for the periods indicated.

	March 31, 2018	June 30, 2017	March 31, 2017
Allowance for loan losses to nonperforming loans	34.46%	26.25%	22.77%
Allowance for loan losses to total loans	0.57%	0.47%	0.46%
Last twelve months of net-charge offs to average loans	0.03%	0.04%	0.05%

While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors.

Other Assets

Premises and equipment, net, decreased by $175 thousand, or 2.5%, to $6.8 million at March 31, 2018, compared to $6.9 million at June 30, 2017. The decrease was primarily due to depreciation and amortization.

Intangible assets totaled $975 thousand and $1.3 million at March 31, 2018 and June 30, 2017, respectively. The $325 thousand decrease was the result of intangible asset amortization during the period.

Loan servicing rights totaled $3.0 million and $2.8 million at March 31, 2018 and June 30, 2017, respectively. The $152 thousand increase was the result of SBA loans sold during the nine months ended March 31, 2018, offset by the revaluation of the servicing rights performed on a quarterly basis and amortization.

The cash surrender value of the Company’s bank-owned life insurance (“BOLI”) assets increased $331 thousand, or 2.1% to $16.5 million at March 31, 2018, compared to $16.2 million at June 30, 2017. Increases in cash surrender value are recognized in noninterest income and are not subject to income taxes. Borrowing on, or surrendering a policy, may subject the Company to income tax expense on the increase in cash surrender value. For these reasons, management considers BOLI an illiquid asset. BOLI represented 10.1% of the Company’s regulatory total capital at March 31, 2018.

Deposits, FHLBB Advances, Subordinated Debt, Liquidity, Capital, and Stock Repurchases

Deposits

The Company’s principal source of funding is its core deposit accounts. At March 31, 2018, non-maturity accounts and non-brokered insured time deposits represented 100% of total deposits.

Total deposits increased $86.4 million, or 9.7%, to $976.3 million as of March 31, 2018 from $889.9 million as of June 30, 2017. The increase was attributable primarily to an increase in money market accounts of $115.7 million, or 30.9% due an ableBanking promotion, offset by a decrease in time deposits of $25.7 million, or 7.6%.

The composition of total deposits at March 31, 2018 and June 30, 2017 is as follows:

	March 31, 2018		June 30, 2017
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Demand deposits	$66,054	6.77%	$69,827	7.84%
NOW accounts	70,089	7.18%	71,247	8.01%
Regular and other savings	38,578	3.95%	37,170	4.18%
Money market deposits	490,236	50.21%	374,569	42.09%
Total non-certificate accounts	664,957	68.11%	552,814	62.12%
Term certificates of $250 thousand or less	310,822	31.84%	337,037	37.88%
Term certificates greater than $250 thousand	501	0.05%	-	0.00%
Total certificate accounts	311,323	31.89%	337,037	37.88%
Total deposits	$976,280	100.00%	$889,850	100.00%

FHLBB Advances

Advances from the Federal Home Loan Bank of Boston (“FHLBB”) were $15.0 million at March 31, 2018, compared to $20.0 million at June 30, 2017. The decrease of $5.0 million was due to a matured advance in the quarter ended December 31, 2017. As of March 31, 2018, the Company had pledged certain residential real estate loans and commercial real estate loans to secure outstanding advances and provide additional borrowing capacity. As of March 31, 2018, no securities were pledged for outstanding borrowings.

Subordinated Debt

On June 29, 2016, the Company entered into a Subordinated Note Purchase Agreement with certain institutional accredited investors pursuant to which the Company issued subordinated notes equal to $15.05 million in aggregate principal amount with an interest rate of 6.75% fixed-to-floating maturing in 2026 (“subordinated notes”). The subordinated notes, net of issuance costs, totaled $14.7 million at March 31, 2018, compared to $14.6 million at June 30, 2017.

The Company had junior subordinated debentures issued to affiliated trusts totaling $9.2 million and $9.0 million at March 31, 2018 and June 30, 2017, respectively. The unpaid principal balance of the junior subordinated debentures totaled $16.5 million at both March 31, 2018 and June 30, 2017.

Liquidity

The following table is a summary of unused borrowing capacity of the Company at March 31, 2018, in addition to traditional retail deposit products:

	As of March 31, 2018
	(Dollars in thousands)
Brokered time deposits	$291,035	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	46,848	Unused advance capacity subject to eligible and qualified collateral
Federal Discount Window Borrower-in-Custody	1,224	Unused credit line subject to the pledge of loans
Other available lines	17,500
Total unused borrowing capacity	$356,607

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

At March 31, 2018, the Company had $444.8 million of immediately accessible liquidity, defined as cash that the Bank reasonably believes could be raised within seven days through collateralized borrowings, brokered deposits or security sales. This position represented 38.1% of total assets. The Company also had $222.1 million of cash and cash equivalents at March 31, 2018.

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

Capital

The unpaid principal balance and carrying amount of junior subordinated debentures totaled $16.5 million and $9.2 million, respectively, as of March 31, 2018. The unpaid principal balance and carrying amount of subordinated debt totaled $15.1 million and $14.7 million, respectively, as of March 31, 2018. The junior subordinated debt represents qualifying Tier 1 capital for the Company, up to a maximum of 25% of total Tier 1 capital, and the and subordinated debt represents qualifying Tier 2 capital for the Company. At March 31, 2018, the carrying amounts of the junior subordinated debt, net of the Company’s $496 thousand investment in the affiliated trusts, qualified as Tier 1 capital, and the subordinated debt qualified as Tier 2 capital.

At March 31, 2018, shareholders’ equity was $133.8 million, an increase of $11.0 million, or 9.0% from June 30, 2017. Book value per outstanding common share was $14.99 at March 31, 2018 and $13.90 at June 30, 2017. Tier 1 capital to total average assets of the Company was 12.9% as of March 31, 2018 and 12.8% at June 30, 2017.

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

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions		Minimum Capital Ratio with Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Ratio

March 31, 2018:	(Dollars in thousands)
Common equity tier 1 capital to risk weighted assets:
Company	$134,818	16.48%	$36,804	>4.5%	N/A	N/A	7.0%
Bank	151,522	18.53%	36,806	>4.5%	$53,165	>6.5%	7.0%

Total capital to risk weighted assets:
Company	162,923	19.92%	65,430	>8.0%	N/A	N/A	10.5%
Bank	156,250	19.10%	65,434	>8.0%	81,792	>10.0%	10.5%

Tier 1 capital to risk weighted assets:
Company	143,504	17.55%	49,072	>6.0%	N/A	N/A	8.5%
Bank	151,522	18.53%	49,075	>6.0%	65,434	>8.0%	8.5%

Tier 1 capital to average assets:
Company	143,504	12.88%	44,572	>4.0%	N/A	N/A	4.0%
Bank	151,522	13.58%	44,634	>4.0%	55,792	>5.0%	4.0%

June 30, 2017:
Common equity tier 1 capital to risk weighted assets:
Company	$123,442	16.00%	$34,714	>4.5%	N/A	N/A	7.0%
Bank	138,744	17.98%	34,727	>4.5%	$50,162	>6.5%	7.0%

Total capital to risk weighted assets:
Company	150,269	19.48%	61,715	>8.0%	N/A	N/A	10.5%
Bank	142,447	18.46%	61,737	>8.0%	77,172	>10.0%	10.5%

Tier 1 capital to risk weighted assets:
Company	131,958	17.11%	46,286	>6.0%	N/A	N/A	8.5%
Bank	138,744	17.98%	46,303	>6.0%	61,737	>8.0%	8.5%

Tier 1 capital to average assets:
Company	131,958	12.81%	41,215	>4.0%	N/A	N/A	4.0%
Bank	138,744	13.46%	41,238	>4.0%	51,547	>5.0%	4.0%

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

See Part I. Item I. “Notes to Unaudited Consolidated Financial Statements – Note 9: Commitments and Contingencies” for further discussion.

Results of Operations

General

Net income totaled $3.9 million for the quarter ended March 31, 2018, an increase of $471 thousand from $3.5 million for the quarter ended March 31, 2017.

The following table details the “Total Return” on purchased loans. When compared to the three months ended March 31, 2017, transactional income increased by $312 thousand. The total return on purchased loans for the three months ended March 31, 2018 was 12.16%. The increase over the prior comparable period was primarily due to the gain on loan sales in the three months ended March 31, 2018. When compared to the nine months ended March 31, 2017, transactional income increased by $742 thousand. The total return on purchased loans for the nine months ended March 31, 2018 was 11.82%. This increase over the prior comparable period was primarily due to the gain on loan sales and higher accelerated accretion in the nine months ended March 31, 2018. The following table details the total return on purchased loans:

	Total Return on Purchased Loans
	Three Months Ended March 31,
	2018		2017
	Income	Return (1)	Income	Return (1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$4,630	7.77%	$4,914	8.13%
Transactional income:
Gain on loan sales	516	0.87%	-	-
Gain on sale of real estate owned	-	-	36	0.06%
Other noninterest income	-	-	-	-
Accelerated accretion and loan fees	2,102	3.52%	2,270	3.76%
Total transactional income	2,618	4.39%	2,306	3.82%
Total	$7,248	12.16%	$7,220	11.95%

	Nine Months Ended March 31,
	2018		2017
	Income	Return (1)	Income	Return (1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$13,709	7.70%	$14,383	8.09%
Transactional income:
Gain on loan sales	516	0.29%	-	-
Gain on sale of real estate owned	-	-	55	0.03%
Other noninterest income	-	-	-	-
Accelerated accretion and loan fees	6,823	3.83%	6,542	3.68%
Total transactional income	7,339	4.12%	6,597	3.71%
Total	$21,048	11.82%	$20,980	11.80%

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

Net Interest Income

Three Months Ended March 31, 2018 and 2017

Net interest and dividend income before provision for loan losses increased by $675 thousand for the quarter ended March 31, 2018, compared to the quarter ended March 31, 2017. The increase is primarily due to higher average balances in the loan portfolio. These increases were partially offset by higher funding costs and higher average deposit balances.

The following table summarizes interest income and related yields recognized on the loan portfolios:

	Interest Income and Yield on Loans
	Three Months Ended March 31,
	2018			2017
	Average	Interest		Average	Interest
	Balance (1)	Income	Yield	Balance (1)	Income	Yield
	(Dollars in thousands)
Community Banking	$136,824	$1,743	5.17%	$188,748	$2,402	5.16%
SBA	53,069	1,017	7.77%	44,538	678	6.17%
LASG:
Originated	351,271	5,916	6.83%	256,778	4,075	6.44%
Purchased	241,793	6,732	11.29%	245,135	7,184	11.89%
Secured Loans to Broker-Dealers	-	-	-	27,933	78	1.13%
Total LASG	593,064	12,648	8.65%	529,846	11,337	8.68%
Total	$782,957	$15,408	7.98%	$763,132	$14,417	7.66%

(1)	Includes loans held for sale.

The Company’s interest rate spread decreased by 21 basis points and net interest margin decreased by 17 basis points for the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017. The decrease was principally due to higher deposit rates and average deposit balances.

The following sets forth the average balance sheets, interest income and interest expense, and average yields and costs for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018			2017
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning assets:
Investment securities	$91,630	$280	1.24%	$96,868	$261	1.09%
Loans (1) (2) (3)	782,957	15,408	7.98%	763,132	14,435	7.67%
Federal Home Loan Bank stock	1,758	23	5.31%	1,938	24	5.02%
Short-term investments (4)	202,283	772	1.55%	128,082	258	0.82%
Total interest-earning assets	1,078,628	16,483	6.20%	990,020	14,978	6.14%
Cash and due from banks	3,079			2,875
Other non-interest earning assets	32,332			31,606
Total assets	$1,114,039			$1,024,501

Liabilities & Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$68,716	$49	0.29%	$69,773	$49	0.28%
Money market accounts	428,946	1,437	1.36%	338,662	807	0.97%
Savings accounts	38,369	17	0.18%	36,940	13	0.14%
Time deposits	321,271	1,193	1.51%	329,442	986	1.21%
Total interest-bearing deposits	857,302	2,696	1.28%	774,817	1,855	0.97%
Federal Home Loan Bank advances	15,000	118	3.19%	20,021	159	3.22%
Subordinated debt	23,831	525	8.93%	23,506	475	8.20%
Capital lease obligations	697	10	5.82%	961	12	5.06%
Total interest-bearing liabilities	896,830	3,349	1.51%	819,305	2,501	1.24%

Non-interest bearing liabilities:
Demand deposits and escrow accounts	78,209			81,901
Other liabilities	7,714			6,659
Total liabilities	982,753			907,865
Shareholders' equity	131,286			116,636
Total liabilities and shareholders' equity	$1,114,039			$1,024,501

Net interest income (5)		$13,134			$12,477

Interest rate spread			4.69%			4.90%
Net interest margin (6)			4.94%			5.11%

(1) Interest income and yield are stated on a fully tax-equivalent basis using the statutory tax rate.
(2) Includes loans held for sale.
(3) Nonaccrual loans are included in the computation of average, but unpaid interest has not been included for purposes of determining interest income.

(4) Short term investments include FHLB overnight deposits and other interest-bearing deposits.

(5) Includes tax exempt interest income of $0 and $18 thousand for the three months ended March 31, 2018 and March 31, 2017, respectively.

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

	Three Months Ended March 31, 2018 compared to 2017
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investment securities	$(15)	$34	$19
Loans	380	593	973
Federal Home Loan Bank stock	(2)	1	(1)
Short-term investments	203	311	514
Total interest-earning assets	566	939	1,505

Interest-bearing liabilities:
Interest-bearing deposits	211	630	841
Federal Home Loan Bank advances	(40)	(1)	(41)
Subordinated debt	7	43	50
Capital lease obligations	(4)	2	(2)
Total interest-bearing liabilities	174	674	848
Total change in net interest income	$392	$265	$657

Nine Months Ended March 31, 2018 and 2017

Net interest and dividend income before provision for the nine months ended March 31, 2018 and 2017 was $38.9 million and $34.1 million, respectively. The increase of $4.8 million was largely attributable to higher loan volume and interest income in the originated loan portfolio, as well as an increase in transactional income. The following table summarizes interest income and related yields recognized on the Company’s loans for the nine months ended March 31, 2018 and 2017.

	Nine Months Ended March 31,
	2018			2017
	Average	Interest		Average	Interest
	Balance (1)	Income	Yield	Balance (1)	Income	Yield
	(Dollars in thousands)
Community Banking	$142,873	$5,242	4.89%	$199,566	$7,150	4.77%
SBA	52,014	2,772	7.10%	36,867	1,771	6.07%
LASG:
Originated	340,014	16,746	6.56%	219,140	10,030	6.10%
Purchased	237,183	20,532	11.53%	236,822	20,925	11.77%
Secured Loans to Broker-Dealers	-	-	-	41,409	256	0.82%
Total LASG	577,197	37,278	8.60%	497,371	31,211	8.36%
Total	$772,084	$45,292	7.81%	$735,804	$40,132	7.27%

(1)	Includes loans held for sale.

The Company’s interest rate spread and net interest margin increased by 27 basis points and 29 basis points, respectively, for the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017. The increase was primarily due to the increase in yield on loans from higher average balances and transactional income, offset partially by higher deposit rates and average deposit balances.

	Nine Months Ended March 31,
	2018			2017
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning assets:
Investment securities	$93,816	$813	1.15%	$94,824	$748	1.05%
Loans (1) (2) (3)	772,084	45,302	7.82%	735,804	40,185	7.28%
Federal Home Loan Bank stock	1,852	65	4.68%	2,250	70	4.14%
Short-term investments (4)	169,073	1,753	1.38%	132,280	599	0.60%
Total interest-earning assets	1,036,825	47,933	6.16%	965,158	41,602	5.74%
Cash and due from banks	2,981			2,860
Other non-interest earning assets	31,924			32,554
Total assets	$1,071,730			$1,000,572

Liabilities & Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$69,532	$152	0.29%	$70,814	$152	0.29%
Money market accounts	394,364	3,564	1.20%	314,259	2,242	0.95%
Savings accounts	37,418	42	0.15%	35,964	37	0.14%
Time deposits	312,268	3,243	1.38%	327,664	2,976	1.21%
Total interest-bearing deposits	813,582	7,001	1.15%	748,701	5,407	0.96%
Federal Home Loan Bank advances	17,594	438	3.32%	25,768	634	3.28%
Subordinated debt	23,745	1,550	8.70%	23,431	1,401	7.97%
Capital lease obligations	764	31	5.41%	1,024	39	5.07%
Total interest-bearing liabilities	855,685	9,020	1.40%	798,924	7,481	1.25%

Non-interest bearing liabilities:
Demand deposits and escrow accounts	80,896			79,352
Other liabilities	7,080			7,738
Total liabilities	943,661			886,014
Shareholders' equity	128,069			114,558
Total liabilities and shareholders' equity	$1,071,730			$1,000,572

Net interest income (5)		$38,913			$34,121

Interest rate spread			4.76%			4.49%
Net interest margin (6)			5.00%			4.71%

(1) Interest income and yield are stated on a fully tax-equivalent basis using the statutory tax rate.
(2) Includes loans held for sale.
(3) Nonaccrual loans are included in the computation of average, but unpaid interest has not been included for purposes of determining interest income.

(4) Short term investments include FHLB overnight deposits and other interest-bearing deposits.

(5) Includes tax exempt interest income of $10 thousand and $53 thousand for the nine months ended March 31, 2018 and March 31, 2017, respectively.

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

	Nine Months Ended March 31, 2018 compared to 2017
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investment securities	$(8)	$73	$65
Loans	2,052	3,065	5,117
Federal Home Loan Bank stock	(13)	8	(5)
Short-term investments	203	951	1,154
Total interest-earning assets	2,234	4,097	6,331

Interest-bearing liabilities:
Interest-bearing deposits	469	1,125	1,594
Federal Home Loan Bank advances	(203)	7	(196)
Subordinated debt	19	130	149
Capital lease obligations	(11)	3	(8)
Total interest-bearing liabilities	274	1,265	1,539
Total change in net interest income	$1,960	$2,832	$4,792

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

Three Months Ended March 31, 2018 and 2017

The provision for loan losses for the quarter ended March 31, 2018 and 2017 was $364 thousand and $384 thousand, respectively. The decrease in the Company’s loan loss provision was primarily due to the effect of changes in the historical loss factors, as well as updates to the specific reserve on impaired loans.

Nine Months Ended March 31, 2018 and 2017

The provision for loan losses for the nine months ended March 31, 2018 and 2017 was $1.2 million for each period. The decrease of $49 thousand in the Company’s loan loss provision was due to the effect of updates to the specific reserve on impaired loans, and composition of the loan portfolio.

Noninterest Income

Three Months Ended March 31, 2018 and 2017

Noninterest income decreased by $426 thousand for the quarter ended March 31, 2018, compared to the quarter ended March 31, 2017, principally due to the following:

●	A decrease in gain on sale of SBA loans of $391 thousand, due to a lower volume of SBA loans sold in the quarter as a result of a change in our SBA origination model in fiscal 2018; and
●	A decrease in gain on sale of residential loans of $54 thousand, due to lower volume of residential loans sold in the quarter due to the lower volume of loans originated in the winter months.

Nine Months Ended March 31, 2018 and 2017

Noninterest income decreased by $1.7 million for the nine months ended March 31, 2018, compared to the nine months ended March 31, 2017, principally due to the following:

●	A decrease in gain on sale of SBA loans of $1.5 million, due to a lower amount of SBA loans sold in the nine month period as a result of a change in our SBA origination model in fiscal 2018; and
●

A decrease in gain on sale of residential loans held for sale of $388 thousand, due to lower volume of residential loans sold in the nine month period due to the lower volume of loans originated in the winter months.

Noninterest Expense

Three Months Ended March 31, 2018 and 2017

Noninterest expense increased by $133 thousand for the quarter ended March 31, 2018, compared to the quarter ended March 31, 2017, primarily due to the following:

●

An increase of $312 thousand in other noninterest expense, primarily due to $140 thousand of expense related to the quarterly valuation of SBA servicing rights recorded in the three months ended March 31, 2018, and a $167 thousand recovery from a legacy mortgage insurance premium plan that was recorded in the three months ended March 31, 2017, with no such recovery recorded during the three months ended March 31, 2018;

●	An increase of $164 thousand in data processing fees, primarily due to the increased cost associated with the outsourcing of data processing; and
●

An increase of $126 thousand in salaries and employee benefits, primarily due to an increase in incentive compensation and a decrease in deferred salaries driven by loan originations, offset by a decrease in salaries due to a decrease in headcount.

●

The increases in noninterest expense were partially offset by a decrease in loan expense of $464 thousand, largely driven by lower expense related to loan acquisition, collection, and refinance activity.

Nine Months Ended March 31, 2018 and 2017

Noninterest expense decreased by $173 thousand for the nine months ended March 31, 2018, compared to the nine months ended March 31, 2017, principally due to the following:

●	A decrease in loan expense of $504 thousand, largely driven by lower expense related to loan acquisition, collection, and refinance activity; and
●	A decrease in occupancy and equipment expense of $363 thousand, primarily due to a decrease in IT-related equipment expense and computer equipment depreciation expense.
●	The decreases in noninterest expense were partially offset by an increase in data processing fees of $560 thousand, primarily due to the increased cost associated with outsourcing of data processing.

Income Taxes

Three Months Ended March 31, 2018 and 2017

The Company’s income tax expense was $1.7 million, or an effective tax rate of 30.7%, for the three months ended March 31, 2018, compared to income tax expense of $2.1 million, or an effective tax rate of 37.5%, for the three months ended March 31, 2017. Income tax expense decreased by $335 thousand for the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017, $397 thousand of which was due to a decrease in the federal corporate income tax rate as a result of the Tax Cuts and Jobs Act signed into law on December 22, 2017, offset by an increase related to a higher pre-tax net income amount.

Nine Months Ended March 31, 2018 and 2017

The Company’s income tax expense was $4.7 million, or an effective tax rate of 28.6%, for the nine months ended March 31, 2018, compared to income tax expense of $4.9 million, or an effective tax rate of 37.2%, for the nine months ended March 31, 2017. Overall, income tax expense decreased by $191 thousand over the comparable periods, primarily due to the following:

●

An increase in income before income tax offset by a decrease in the federal corporate income tax rate as a result of the Tax Cuts and Jobs Act signed into law on December 22, 2017, which resulted in a blended federal corporate income tax rate of 28.0% for the fiscal year ending June 30, 2018;

●	An increase in income tax expense of $498 thousand due to the revaluing of the deferred tax asset as a result of the change in the federal corporate income tax rate; and,
●

A decrease in income tax expense as a result of a $1.2 million income tax benefit arising from the treatment of stock options exercised or vested restricted stock awards under ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, whereby the tax effects of exercised options or vested awards are treated as a discrete item in the reporting period in which they occur. See Part I. Item I. “Notes to Unaudited Consolidated Financial Statements — Note 10: Stock-Based Compensation” for further discussion.

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

There have been no material changes in the results of the Company's net interest income sensitivity analysis as reported in the Company's 2017 Annual Report on Form 10-K.  At March 31, 2018, management continues to consider the Company's primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company's balance sheet components.  This would include the mix of fixed versus variable rate loans and investments on the asset side, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit on the liability side.

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

Based on this evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2018.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2018 that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of the Company’s 2017 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases made by the Company of its common stock during the three and nine months ended March 31, 2018.

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
101

The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2018 and June 30, 2017; (ii) Consolidated Statements of Income for the three and nine months ended March 31, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2018 and 2017; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended March 31, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the nine months ended March 31, 2018 and 2017; and (v) Notes to Unaudited Consolidated Financial Statements. *

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2018		NORTHEAST BANCORP
	By:	/s/ Richard Wayne
Richard Wayne
President and Chief Executive Officer

	By:	/s/ Jean-Pierre Lapointe
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
101

The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31 2018 formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2018 and June 30, 2017; (ii) Consolidated Statements of Income for the three and nine months ended March 31, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2018 and 2017; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended March 31, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the nine months ended March 31, 2018 and 2017; and (v) Notes to Unaudited Consolidated Financial Statements. *

* Filed herewith

** Furnished herewith