Form 10-K
period 2018-06-30
NORTHEAST BANCORP /ME/
filed 2018-09-13
CIK 811831

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2018

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates, computed by reference to the last reported sales price of the registrant’s voting common stock on the NASDAQ Global Market on December 31, 2017 was approximately $190,494,104.

As of September 7, 2018, the registrant had outstanding 8,230,417 shares of voting common stock, $1.00 par value per share, and 820,742 shares of non-voting common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2018 Annual Meeting of Shareholders to be held on November 16, 2018 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The registrant intends to file such proxy statement with the Securities and Exchange Commission no later than 120 days after the end of its fiscal year ended June 30, 2018.

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

On December 29, 2010, the merger of the Company and FHB Formation LLC (the "Merger"), a Delaware limited liability company ("FHB"), was consummated. In connection with the transaction, as part of the regulatory approval process, the Company and the Bank made certain commitments to the Federal Reserve, the most significant of which are (i) to maintain a Tier 1 leverage ratio of at least 10%, (ii) to maintain a total capital ratio of at least 15%, (iii) to limit purchased loans to 40% of total loans, (iv) to fund 100% of the Company's loans with core deposits (defined as non-maturity deposits and non-brokered insured time deposits), and (v) to hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total capital. On June 28, 2013, the Federal Reserve approved the amendment of the commitment to hold commercial real estate loans to within 300% of total capital to exclude owner-occupied commercial real estate loans. All other commitments made to the Federal Reserve in connection with the Merger remain unchanged. The Company and the Bank are currently in compliance with all commitments to the Federal Reserve.

As of June 30, 2018, the Company, on a consolidated basis, had total assets of $1.2 billion, total deposits of $954.9 million, and shareholders' equity of $138.4 million. We gather retail deposits through the Community Banking Division's ten full-service branches in Maine and through our online deposit program, ableBanking; originate loans through the Community Banking Division; purchase and originate commercial loans on a nationwide basis through the Bank’s Loan Acquisition and Servicing Group ("LASG"); and originate Small Business Administration and United States Department of Agriculture (“SBA”) loans on a nationwide basis through the Bank’s national SBA group ("SBA Division").

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

Market Area and Competition

The LASG and SBA Division activities are nationwide. The LASG competes primarily with community banks, regional banks and private equity funds operating nationwide in its bid to acquire primarily commercial real estate loans. We believe that we often have a competitive advantage in bidding against private equity funds on performing loans because those funds generally have higher funding costs and, therefore, higher expectations for return on investment than we do. Furthermore, private equity funds typically do not compete for small balance commercial loans and typically pursue larger, bulk transactions. Due to improving credit quality over the past several years and the low interest rate environment, the supply of loans available for purchase has declined, competition has increased, and spreads have tightened. Despite these trends, we believe that the LASG continues to have a competitive advantage in bidding against other banks because we have a specialized group with experience in purchasing commercial real estate loans. Additionally, most banks we compete against are community banks looking to acquire loans in their market; these banks usually have specific criteria for their acquisition activities and do not pursue pools with collateral or geographic diversity.

The SBA Division competes primarily with community banks, regional banks, national/global banks, and non-bank licensed lenders on a nationwide basis. Capitalizing on our LASG origination loan infrastructure, the SBA Division is in a position to review and act quickly on a variety of lending opportunities. Risk management, approvals, underwriting and other due diligence for these loans is similar to that for the LASG loans. We believe that the SBA Division has an advantage in originating commercial real estate loans because of its ability to utilize in-house staff to quickly and accurately screen loan opportunities, which accelerates the underwriting process.

The Community Banking Division’s market area includes the six New England states, with the majority of its activities centered in the western and central regions of the State of Maine. We encounter significant competition in the Community Banking Division market area in originating loans, attracting deposits, and selling other customer products and services. Our competitors include savings banks, commercial banks, credit unions, mutual funds, insurance companies, brokerage and investment banking companies, finance companies, and other financial intermediaries. Many of our primary competitors there have substantially greater resources, larger established customer bases, higher lending limits, extensive branch networks, numerous ATMs and greater advertising and marketing budgets. They may also offer services that we do not currently provide. ableBanking has a nationwide scope in its deposit gathering activities and competes with banks and credit unions, as well as other, larger, online direct banks having a national reach.

Lending Activities

General

We conduct our loan-related activities through three primary channels: the LASG, the SBA Division, and the Community Banking Division. The LASG purchases primarily performing commercial real estate loans, on a nationwide basis, typically at a discount from their unpaid principal balances, producing yields higher than those normally achieved on the Company's originated loan portfolio. The LASG also originates commercial real estate and commercial and industrial loans on a nationwide basis. The SBA Division originates loans to small businesses, primarily through the SBA 7(a) program, which provides the partial guarantee of the SBA. The Community Banking Division originates loans directly to consumers and businesses located in its market area. At June 30, 2018, our total loan portfolio (excluding loans held for sale) was $871.8 million, of which $688.3 million, or 79.0%, was purchased or originated by the LASG, $60.2 million, or 6.9%, was originated by the SBA Division, and $123.3 million, or 14.1%, was originated by the Community Banking Division.

The following table sets forth certain information concerning our portfolio loan purchases and originations for the periods indicated (including loans held for sale):

	Years Ended June 30,
	2018	2017
	(Dollars in thousands)
Loans, including loans held for sale, beginning of year	$783,894	$699,955
Additions:
LASG Purchases and Originations:
Originations	224,546	237,691
Purchases	124,111	112,807
Subtotal	348,657	350,498
SBA Division Funded Originations	42,368	81,996
Community Bank Originations:
Residential mortgages held for sale	63,321	72,571
Residential mortgages held for investment	1,094	3,785
Home equity	315	201
Commercial real estate	209	6,565
Commercial and industrial	1,670	980
Consumer	72	145
Subtotal	66,681	84,247
Total originations and purchases	457,706	516,741
Reductions:
Sales of residential loans held for sale	(63,005)	(74,662)
Sales of SBA and portfolio loans	(32,088)	(72,052)
Charge-offs	(347)	(387)
Pay-downs and amortization, net	(267,203)	(285,701)
Total reductions	(362,643)	(432,802)
Loans, including loans held for sale, end of year	$878,957	$783,894
Annual percentage increase in loans	12.13%	11.99%

We individually underwrite all loans that we originate and purchase. Our loan underwriting policies are reviewed and approved annually by our Board of Directors (the “Board”). Each loan, regardless of whether it is originated or purchased, must meet underwriting criteria set forth in our lending policies and the requirements of applicable federal and state regulations. All loans are subject to approval procedures and amount limitations, and the Board approves loan relationships exceeding certain prescribed dollar limits. We supplement our own supervision of the loan underwriting and approval process with periodic loan audits by internal personnel and outside professionals experienced in loan review. As of June 30, 2018, the Bank’s legal lending limit was $32.4 million.

We typically retain servicing rights for all loans that we originate or purchase, except for residential loans that we originate and sell servicing released in the secondary market.

LASG Purchases and Originations

General. Loans originated or purchased by the LASG were $688.3 million as of June 30, 2018, which consisted of $495.4 million of commercial real estate loans, $171.9 million of commercial and industrial loans, and $21.0 million of one- to four-family residential loans. The following table summarizes the LASG loan portfolio as of June 30, 2018:

	Purchased	Originated	Total
	(Dollars in thousands)
Non-owner occupied commercial real estate	$150,805	$137,463	$288,268
Owner occupied commercial real estate	125,246	81,916	207,162
Commercial and industrial	995	170,873	171,868
1-4 family residential	13,926	7,111	21,037
Total	$290,972	$397,363	$688,335

Since the inception of the LASG through June 30, 2018, we have purchased loans with an aggregate investment of $723 million, of which $124.1 million was purchased during fiscal 2018. We have also originated LASG loans totaling $809 million, of which $224.5 million was originated in fiscal 2018. As of June 30, 2018, the unpaid principal balance of loans purchased or originated by the LASG ranged from $2 thousand to $10.0 million and have an average balance of $735 thousand. The real estate loans were secured principally by retail, industrial, hospitality, multi-family and office properties in 41 states.

The following table shows the LASG loan portfolio stratified by book value as of June 30, 2018, excluding deferred fees and costs:

Range	Amount	Percent of Total
(Dollars in thousands)
$0 - $1,000	$188,663	27.46%
$1,00 - $3,000	272,846	39.72%
$3,000 - $6,000	114,092	16.61%
$6,000 - $9,000	92,329	13.44%
Greater than $9,000	18,999	2.77%
Total	$686,929	100.00%

The following tables show the LASG loan portfolio by location and type of collateral as of June 30, 2018, excluding deferred fees and costs:

Collateral Type	Amount	Percent of Total	State	Amount	Percent of Total
	(Dollars in thousands)			(Dollars in thousands)
Multifamily	$59,697	8.69%	NY	$124,065	18.06%
Office	68,984	10.04%	CA	131,134	19.09%
Hospitality	51,630	7.52%	NJ	24,564	3.58%
Retail	141,020	20.53%	IL	29,075	4.23%
Industrial	81,830	11.91%	AZ	23,468	3.42%
Portfolio finance	166,783	24.28%	TX	35,736	5.20%
Other real estate	63,750	9.28%	FL	26,331	3.83%
All other	53,235	7.75%	Non-real estate	149,198	21.72%
Total	$686,929	100.00%	All other states	143,358	20.87%
			Total	$686,929	100.00%

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

At June 30, 2018, purchased loans had an unpaid principal balance of $326.9 million and a book value of $291.0 million, representing a total discount of 11.0%.

The following table shows the purchased loan portfolio as of June 30, 2018 by original purchase price percentage:

Initial Investment as a % of
Unpaid Principal Balance	Amount	Percent of Total
	(Dollars in thousands)
0% - 60%	$4,658	1.60%
60% - 70%	7,463	2.57%
70% - 80%	19,527	6.71%
80% - 90%	83,307	28.63%
>90%	176,017	60.49%
Total	$290,972	100.00%

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

We generally view cash flow from operations as the primary source of repayment on purchased loans. The LASG analyzes the current and likely future cash flows generated by the collateral to repay the loan. Also considered are minimum debt service coverage ratios, consisting of the ratio of net operating income to total scheduled principal and interest payments. Consideration of the debt service coverage ratio is critical to the pricing and rating of purchased and originated loans, and is analyzed carefully. For purchased loans, care is taken to ensure that, unless significantly offset by other factors in the credit, the purchase price results in an adjusted debt service coverage ratio that is within the Bank’s lending limits. Moreover, if the debt service coverage ratio based on the contractual payments, regardless of the Bank’s exposure, is significantly below 1.0x, then steps are taken to document alternative sources of repayment or develop a realistic plan to ensure continued performance of the loan.

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

The following table summarizes the SBA Division loan portfolio as of June 30, 2018:

SBA Division
(Dollars in thousands)
Non-owner occupied commercial real estate	$29,488
Owner occupied commercial real estate	24,483
Commercial and industrial	6,057
1-4 family residential	128
Total	$60,156

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

In addition to the loans held in the SBA Division loan portfolio, as of June 30, 2018, $3.8 million in the loans held for sale portfolio were attributable to the SBA Division, consisting of the guaranteed portion of the SBA Division loans that we expect to sell in the secondary market.

Secondary Market for SBA Guarantees. We typically sell the SBA-guaranteed portion of our variable-rate originations (generally 75% of the principal balance) at a premium in the secondary market. We generally retain a 25% unguaranteed interest and the accompanying servicing rights to the entire loan. We hold most fixed-rate SBA loan originations in portfolio.

Underwriting of SBA Division Loans. Our loan policies and procedures establish guidelines governing our SBA lending program. Generally, these guidelines address the types of loans that we seek, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. Our policies are reviewed and approved at least annually by our Board to ensure that we are following SBA underwriting guidelines.

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

•

Residential Mortgage Loans. We originate residential mortgage loans secured by one- to four-family properties primarily throughout Maine. Such loans may be originated for sale in the secondary market or to be held on the Bank's balance sheet. We also offer home equity loans and home equity lines of credit, which are secured by first or second mortgages on one- to four-family owner-occupied properties and are held on our balance sheet. At June 30, 2018, portfolio residential loans totaled $79.1 million, or 9.1% of total loans. Of the residential loans we held for investment at June 30, 2018, approximately 54.5% were adjustable rate. Included in residential loans are home equity lines of credit and other second mortgage loans aggregating approximately $10.5 million.

•

Commercial Real Estate Loans. We originate multi-family and other commercial real estate loans secured by property located primarily in the Community Banking Division's market area. At June 30, 2018, commercial real estate loans outstanding were $30.1 million, or 3.4% of total loans. Although the largest commercial real estate loan originated by the Community Banking Division had a principal balance of $1.7 million at June 30, 2018, the majority of the commercial real estate loans originated by the Community Banking Division had principal balances less than $500 thousand.

•

Commercial and industrial Loans. We originate commercial and industrial loans, including term loans, lines of credit and equipment and receivables financing to businesses located primarily in the Community Banking Division's market area. At June 30, 2018, commercial and industrial loans outstanding were $10.9 million, or 1.3% of total loans. At June 30, 2018, there were 98 commercial and industrial loans outstanding with an average principal balance of $112 thousand. The largest of these commercial and industrial loans had a principal balance of $1.9 million at June 30, 2018.

•	Consumer Loans. We originate, on a direct basis, automobile, boat and recreational vehicle loans. At June 30, 2018, consumer loans outstanding were $3.2 million, or 0.4% of total loans.

Underwriting of Loans. Most residential loans, including those held for investment, are originated in accordance with the standards of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the Federal Housing Authority, or other third party correspondent lenders. Our underwriting process for all other loans originated by the Community Banking Division is as follows:

•	Most of our Community Banking Division originated loans are sourced through relationships between loan officers and third-party referral sources or current or previous customers.

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

Sources of Funds

Deposits have traditionally been the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank obtains funds from the amortization and prepayment of loans and mortgage-backed securities, the sale, call or maturity of securities, advances from the Federal Home Loan Bank of Boston (the "FHLBB"), other term borrowings and cash flows generated by operations.

Deposits

We offer a full line of deposit products to customers in western and south-central Maine through our ten-branch network. Our deposit products consist of demand deposit, NOW, money market, savings and certificate of deposit accounts. Our customers access their funds through ATMs, MasterCard® Debit Cards, Automated Clearing House funds (electronic transfers) and checks. We also offer telephone banking, online banking and bill payment, mobile banking and remote deposit capture services. Interest rates on our deposits are based upon factors that include prevailing loan demand, deposit maturities, alternative costs of funds, interest rates offered by competing financial institutions and other financial service firms, and general economic conditions. At June 30, 2018, we had core deposits of $954.9 million, representing 100% of total deposits. We define core deposits as non-maturity deposits and non-brokered insured time deposits.

Our online deposit program, ableBanking, provides an additional channel through which to obtain core deposits to support our growth. ableBanking, which was launched in late fiscal 2012 as a division of Northeast Bank, had $323.5 million in money market and time deposits as of June 30, 2018. We also use deposit listing services to gather deposits from time to time, in support of our liquidity and asset/liability management objectives. At June 30, 2018, listing service deposits totaled $181.5 million, bearing a weighted-average remaining term of 0.98 years.

Borrowings

While we currently consider core deposits (defined as non-maturity deposits and non-brokered insured time deposits) as our primary source of funding to support asset growth, advances from the FHLBB and other sources of wholesale funding remain an important part of our liquidity contingency planning. Northeast Bank may borrow up to 50% of its total assets from the FHLBB, and borrowings are typically collateralized by mortgage loans and securities pledged to the FHLBB. At June 30, 2018, we had $48.7 million of available borrowing capacity based on collateral. Northeast Bank can also borrow from the Federal Reserve Bank of Boston, with any such borrowing collateralized by consumer loans pledged to the Federal Reserve.

For the foreseeable future, we expect to rely less on borrowings than other banks of similar size, because of our regulatory commitment to fund 100% of our loans with core deposits, although the availability of FHLBB and Federal Reserve Bank of Boston advances and other sources of wholesale funding remain an important part of our liquidity contingency planning.

Employees

As of June 30, 2018, the Company employed 167 full-time and 18 part-time employees. The Company's employees are not represented by any collective bargaining unit. The Company believes that its relations with its employees are good.

Other Subsidiaries

As of June 30, 2018, the Bank had three wholly-owned non-bank subsidiaries:

•	200 Elm Realty, LLC, which was established to hold commercial real estate acquired as a result of loan workouts.

•	500 Pine Realty, LLC, which was established to hold residential real estate acquired as a result of loan workouts.

•	17 Dogwood Realty, LLC, which was established to hold commercial real estate acquired as a result of loan workouts.

Supervision and Regulation

General

The following discussion addresses elements of the regulatory framework applicable to bank holding companies and their subsidiaries. This regulatory framework is intended primarily to protect the safety and soundness of depository institutions, the federal deposit insurance fund, and depositors, rather than the shareholders of a bank holding company such as the Company. This summary is not a comprehensive analysis of all applicable laws, and is qualified by reference to the applicable statutes and regulations.

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

Source of Strength. Under the Federal Deposit Insurance Act (the “FDIA”), as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Company is required to serve as a source of financial strength for the Bank in the event of the financial distress of the Bank. This provision codifies the longstanding policy of the Federal Reserve. In addition, any capital loans by a bank holding company to any of its bank subsidiaries are subordinate to the payment of deposits and to certain other indebtedness. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Acquisitions and Activities. The Bank Holding Company Act of 1956 (the “BHCA”) prohibits a bank holding company, without prior approval of the Federal Reserve, from acquiring all or substantially all the assets of a bank; acquiring control of a bank; merging or consolidating with another bank holding company; or acquiring direct or indirect ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, the acquiring bank holding company would control more than 5% of any class of the voting shares of such other bank or bank holding company.

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

Deposit Insurance. The deposit obligations of the Bank are insured up to applicable limits by the FDIC’s Deposit Insurance Fund (“DIF”) and are subject to deposit insurance assessments to maintain the DIF. The Dodd-Frank Act permanently increased the FDIC deposit insurance limit to $250,000 per depositor for deposits maintained in the same right and capacity at a particular insured depository institution. On March 15, 2016, the FDIC’s Board of Directors approved a final rule to increase the DIF’s reserve ratio to the statutorily required minimum ratio of 1.35% of estimated insured deposits. Small banks, which are generally those banks with under $10 billion in assets, will receive credits to offset the portion of their assessments that help to raise the reserve ratio from 1.15 percent to 1.35%. After the reserve ratio reaches 1.38%, the FDIC will automatically apply a small bank’s credits to reduce its regular assessment up to the entire amount of the assessment.

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

The FDIC has the power to adjust deposit insurance assessment rates at any time. In addition, under the Federal Deposit Insurance Act (the “FDIA”), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices; is in an unsafe or unsound condition to continue operations; or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. For the year ended June 30, 2018, the FDIC insurance expense for the Bank was $317 thousand.

Acquisitions and Branching. Prior approval from the Bureau and the FDIC is required in order for the Bank to acquire another bank or establish a new branch office. Well-capitalized and well-managed banks may acquire other banks in any state, subject to certain deposit concentration limits and other conditions, pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended by the Dodd-Frank Act. In addition, the Dodd-Frank Act authorizes a state-chartered bank, such as the Bank, to establish new branches on an interstate basis to the same extent a bank chartered by the host state may establish branches.

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

Lending Restrictions. Federal law limits a bank’s authority to extend credit to its directors, executive officers and 10% or more shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. The terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital. The Dodd-Frank Act explicitly provides that an extension of credit to an insider includes credit exposure arising from a derivatives transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction or securities borrowing transaction. Additionally, the Dodd-Frank Act requires that asset sale transactions with insiders must be on market terms, and if the transaction represents more than 10% of the capital and surplus of the bank, approved by a majority of the disinterested directors of the bank.

Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” Depository institutions that have brokered deposits in excess of 10% of total assets will be subject to increased FDIC deposit insurance assessments. However, for institutions that are well capitalized and have a CAMELS composite rating of 1 or 2, reciprocal deposits are deducted from brokered deposits. In addition, the Economic Growth, Regulatory Relief, and Consumer Protection Act provides that reciprocal deposits are not treated as brokered deposits in the case of a "well capitalized" institution that received a “outstanding” or “good” rating on its most recent examination to the extent the amount of such deposits does not exceed the lesser of $5 billion or 20% of the bank’s total liabilities.

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires the FDIC to evaluate the Bank’s performance in helping to meet the credit needs of the entire communities it serves, including low- and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The FDIC’s CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs, and other offices. The Bank’s most recent performance evaluation from the FDIC was a “satisfactory” rating.

Capital Adequacy and Safety and Soundness

Regulatory Capital Requirements. The Federal Reserve and the FDIC have issued substantially similar risk-based and leverage capital rules applicable to U.S. banking organizations such as the Company and the Bank. These rules are intended to reflect the relationship between the banking organization’s capital and the degree of risk associated with its operations based on transactions recorded on-balance sheet, as well as off-balance sheet. The Federal Reserve and the FDIC may from time to time require that a banking organization maintain capital above the minimum levels discussed below, due to the banking organization’s financial condition or actual or anticipated growth.

The capital adequacy rules define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain. Common equity Tier 1 capital for banks and bank holding companies consists of common shareholders’ equity and related surplus. Tier 1 capital for banks and bank holding companies generally consists of the sum of common shareholders’ equity, non-cumulative perpetual preferred stock, and related surplus and, in certain cases and subject to limitations, minority interest in consolidated subsidiaries, less goodwill, other non-qualifying intangible assets and certain other deductions. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, cumulative perpetual preferred stock, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, allowances for loan losses. The sum of Tier 1 and Tier 2 capital, less certain required deductions, represents qualifying total capital. Prior to the effectiveness of certain provisions of the Dodd-Frank Act, bank holding companies were permitted to include trust preferred securities and cumulative perpetual preferred stock in Tier 1 capital, subject to limitations. However, the Federal Reserve’s capital rule applicable to bank holding companies permanently grandfathers nonqualifying capital instruments, including trust preferred securities, issued before May 19, 2010 by depository institution holding companies with less than $15 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier 1 capital. In addition, under rules that became effective January 1, 2016, accumulated other comprehensive income (positive or negative) must be reflected in Tier 1 capital; however, the Company was permitted to make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. The Company has made this election.

Under the Federal Reserve’s capital rules applicable to the Company and the FDIC’s capital rules applicable to the Bank, the Company and the Bank are each required to maintain a minimum common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a minimum total Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum leverage ratio of 4.0%. Additionally, subject to a transition schedule, these rules require an institution to establish a capital conservation buffer of common equity Tier 1 capital above the minimum risk-based capital requirements for “adequately capitalized” institutions that is greater than 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases. The capital conservation buffer will be fully phased in on January 1, 2019.

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

Generally, a bank, upon being notified that it is not adequately capitalized (i.e., that it is “undercapitalized”), becomes subject to the prompt corrective action provisions of Section 38 of the FDIA that, for example, (i) restrict payment of capital distributions and management fees, (ii) require that its federal bank regulatory agency, which is the FDIC in the case of the Bank, monitor the condition of the institution and its efforts to restore its capital, (iii) require submission of a capital restoration plan, (iv) restrict the growth of the institution’s assets and (v) require prior regulatory approval of certain expansion proposals. A bank that is required to submit a capital restoration plan must concurrently submit a performance guarantee by each company that controls the bank. A bank that is “critically undercapitalized” (i.e., has a ratio of tangible equity to total assets that is equal to or less than 2.0%) will be subject to further restrictions, and generally will be placed in conservatorship or receivership within 90 days.

The Bank is currently considered “well capitalized” under all regulatory definitions. Current capital rules do not establish standards for determining whether a bank holding company is well capitalized. However, for purposes of processing regulatory applications and notices, the Federal Reserve Board’s Regulation Y provides that a bank holding company is considered “well capitalized” if (i) on a consolidated basis, the bank holding company maintains a total risk-based capital ratio of 10.0% or greater; (ii) on a consolidated basis, the bank holding company maintains a tier 1 risk-based capital ratio of 6.0% or greater; and (iii) the bank holding company is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure.

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

Consumer Protection Regulation

The Company and the Bank are subject to a number of federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices. These laws include the Equal Credit Opportunity Act, the Fair Housing Act, Home Ownership Protection Act, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), GLBA, the Truth in Lending Act, CRA, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, the Electronic Funds Transfer Act, the Truth-in-Savings Act, the Secure and Fair Enforcement Act, the Expedited Funds Availability Act, and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”), which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The FDIC examines the Bank for compliance with CFPB rules and enforces CFPB rules with respect to the Bank.

Mortgage Reform. The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan. The Dodd-Frank Act also allows borrowers to assert violations of certain provisions of the Truth-in-Lending Act as a defense to foreclosure proceedings. Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement and for negative amortization loans and hybrid adjustable-rate mortgages. Additionally, the Dodd-Frank Act prohibits mortgage originators from receiving compensation based on the terms of residential mortgage loans and generally limits the ability of a mortgage originator to be compensated by others if compensation is received from a consumer.

Privacy and Customer Information Security. GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the Bank must provide its customers with an annual disclosure that explains its policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required or permitted by law, the Bank is prohibited from disclosing such information, except as provided in such policies and procedures. However, as a result of amendments made by the Fixing America’s Surface Transportation Act, a financial institution is not required to send an annual privacy notice if the institution only discloses nonpublic personal information in accordance with certain exceptions from GLBA that do not require an opt-out to be provided and if the institution has not changed its policies and practices since the most recent privacy disclosure provided to consumers. GLBA also requires that the Bank develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Bank is also required to send a notice to customers whose “sensitive information” has been compromised if unauthorized use of this information has occurred or is “reasonably possible.” Most states, including Maine, have enacted legislation concerning breaches of data security and the duties of the Bank in response to a data breach. Congress continues to consider federal legislation that would require consumer notice of data security breaches. Pursuant to the FACT Act, the Bank must also develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

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

Available Information

The Company’s Investor Relations information can be obtained through our Internet address, investor.northeastbank.com. The Company makes available on or through its Investor Relations page, without charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports filed with, or furnished to, the SEC as soon as reasonably practicable after such reports have been filed or furnished to the SEC. The Company’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. In addition, the Company makes available, free of charge, its press releases and Code of Ethics through the Company’s Investor Relations page. Information on our website is not incorporated by reference into this document and should not be considered part of this report.

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

In conjunction with the regulatory approvals received for the Merger with FHB Formation LLC, we committed to maintain a Tier 1 leverage ratio of at least 10%, maintain a total capital ratio of at least 15%, fund 100% of our loans with core deposits, limit purchased loans to 40% of total loans and hold non-owner occupied commercial real estate loans to within 300% of total capital. Core deposits, for purposes of this commitment, are defined as non-brokered non-maturity deposits and non-brokered insured time deposits. At June 30, 2018, the ratio of our purchased loans to total loans was 33.1%. Our continued ability to purchase loans will be dependent on our ability to maintain the growth of our originated loan portfolio. To the extent that our ability to originate loans is constrained by market forces or for any other reason, our ability to execute our loan acquisition strategy would be similarly constrained.

A significant portion of loans held in our loan portfolio were originated by third parties, and such loans may not have been subject to the same level of due diligence that the Bank would have conducted had it originated the loans.

At June 30, 2018, 33.1% of the loans held in our loan portfolio were originated by third parties, and therefore may not have been subject to the same level of due diligence that the Bank would have conducted had it originated the loans. Although the LASG conducts a comprehensive review of all loans that it purchases, loans originated by third parties may lack current financial information and may have incomplete legal documentation and outdated appraisals. As a result, the LASG may not have information with respect to an acquired loan which, if known at the time of acquisition, would have caused it to reduce its bid price or not bid for the loan at all. This may adversely affect our yield on loans or cause us to increase our allowance for loan losses.

Our experience with loans held in our loan portfolio that were originated by third parties is limited.

At June 30, 2018, the loans held in our loan portfolio that were originated by third parties had been held by us for approximately 1.8 years, calculated on a weighted average basis. Consequently, we have had only a relatively short period of time to evaluate the performance of those loans and the price at which we purchased them. Further experience with these loans may provide us with information that could cause us to increase our allowance for loan losses.

Our loan portfolio includes commercial real estate and commercial and industrial loans, which are generally riskier than other types of loans.

At June 30, 2018, our commercial real estate mortgage and commercial and industrial loan portfolios comprised 88.1% of total loans. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. These loans, and purchased loans in particular, may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions and prevailing interest rates. Repayment of these loans is generally more dependent on the economy and the successful operation of a business. Because of the risks associated with commercial loans, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.

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

We periodically make a determination of an allowance for loan losses based on available information, including, but not limited to, our historical loss experience, the quality of the loan portfolio, certain economic conditions, the value of the underlying collateral, expected cash flows from purchased loans, and the level of nonaccruing and criticized loans. We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the amount of provision required for the allowance for loan losses. Provisions to this allowance result in an expense for the period. If, as a result of general economic conditions, previously incorrect assumptions, or an increase in defaulted loans, we determine that additional increases in the allowance for loan losses are necessary, we will incur additional expenses.

Determining the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. At any time, there are likely to be loans in our portfolio that will result in losses, but that have not been identified as nonperforming or potential problem credits. We cannot be sure that we will be able to identify deteriorating credits before they become nonperforming assets or that we will be able to limit losses on those loans that are identified. We have in the past been, and in the future may be, required to increase our allowance for loan losses for any of several reasons. State and federal regulators, in reviewing our loan portfolio as part of a regulatory examination, may request that we increase our allowance for loan losses. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in our allowance for loan losses. In addition, if charge-offs in future periods exceed those estimated in the determination of our allowance for loan losses, we will need additional increases in our allowance for loan losses. Any increases in our allowance for loan losses will result in a decrease in our net income and, possibly, our capital, and could have an adverse effect on our financial condition and results of operations.

Environmental liability associated with our lending activities could result in losses.

In the course of business, we may acquire, through foreclosure, properties securing loans we have originated or purchased that are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, we might be required to remove these substances from the affected properties at our sole cost and expense or we may be held liable to a government entity or to third parties for property damage, personal injury, investigation and cleanup costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could substantially exceed the value of the affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. If we become subject to significant environmental liabilities, our business, financial condition and results of operations could be adversely affected.

The performance of our securities portfolio in difficult market conditions could have adverse effects on our results of operations.

We maintain a diversified securities portfolio, which includes obligations of U.S. government agencies and government-sponsored enterprises, including mortgage-backed securities. Under applicable accounting standards, we are required to review our securities portfolio periodically for the presence of other-than-temporary impairment, taking into consideration current market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, our ability and intent to hold securities until a recovery of fair value, as well as other factors. Adverse developments with respect to one or more of the foregoing factors may require us to deem particular securities to be other-than-temporarily impaired, with the credit related portion of the reduction in the fair value recognized as a charge to the results of operations in the period in which the impairment occurs. Market volatility may make it difficult to value certain securities. Subsequent valuations, in light of factors prevailing at that time, may result in significant changes in the values of these securities in future periods. Any of these factors could require us to recognize further impairments in the value of our securities portfolio, which may have an adverse effect on our results of operations in future periods.

Loss of deposits or a change in deposit mix could increase our cost of funding.

Deposits are a low-cost and stable source of funding. We compete with banks and other financial institutions for deposits. Funding costs may increase if we lose deposits and are forced to replace them with more expensive sources of funding, if clients shift their deposits into higher-cost products or if we need to raise interest rates to avoid losing deposits. Higher funding costs reduce our net interest margin, net interest income and net income.

We are subject to liquidity risk.

Liquidity is the ability to meet cash-flow needs on a timely basis by converting assets into cash or cash equivalents and by increasing liabilities at a reasonable cost. Liquidity sources include the amount of unencumbered or “free” investment portfolio securities that the Bank owns, borrowings, cash flow from loan and investment principal payments and pre-payments and residential mortgage loan sales. Our liquidity is used principally to originate or purchase loans, to repay deposit liabilities and other liabilities when they come due, and to fund operating costs. The Company also requires funds for dividends to shareholders, repurchases of shares, and for general corporate purposes. Customer demand for non-maturity deposits can be difficult to predict. Changes in market interest rates, increased competition within our markets, and other factors may make deposit gathering more difficult. Disruptions in the capital markets or interest rate changes may make the terms of wholesale funding sources—which include Federal Home Loan Bank advances, the Federal Reserve's Borrower-in-Custody program, securities sold under repurchase agreements, federal funds purchased and brokered certificates of deposit—less favorable and may make it difficult to sell securities when needed to provide additional liquidity. As a result, there is a risk that the cost of funding will increase or that we will not have sufficient funds to meet our obligations when they come due.

We may not be able to attract and retain qualified key employees, which could adversely affect our business prospects, including our competitive position and results of operations.

Our success is dependent upon our ability to attract and retain highly-skilled individuals. There is significant competition for those individuals with the experience and skills required to conduct many of our business activities. We may not be able to hire or retain the key personnel that we depend upon for success. The unexpected loss of services of one or more of these or other key personnel could have a material adverse impact on our business because of their skills, knowledge of the markets in which we operate, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

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

Third-party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third-party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers or otherwise conduct our business efficiently and effectively. Replacing these third-party vendors could also entail significant delay and expense.

Natural disasters, acts of terrorism and other external events could harm our business.

Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the economies in which we operate, which could have a material adverse effect on our results of operations and financial condition. A significant natural disaster, such as a tornado, hurricane, earthquake, fire or flood, could have a material adverse impact on our ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. Acts of terrorism, war, civil unrest, violence or human error could cause disruptions to our business or the economy as a whole. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

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

Effective controls over financial reporting are necessary to help ensure reliable financial reporting and prevent fraud. Management is responsible for maintaining an effective system of internal control and assessing system effectiveness. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the system of internal control could have an adverse effect on our business, profitability, financial condition and operations, and could further result in regulatory actions and loss of investor confidence.

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

Our financial performance generally, and in particular, the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where we operate and in the United States as a whole. Our Community Banking Division primarily serves individuals and businesses located in western and south-central Maine. As a result, a significant portion of our earnings are closely tied to the economy of Maine. In addition, our loan portfolio includes commercial loans acquired or originated by the LASG and the SBA Division that are secured by assets located nationwide. Deterioration in the economic conditions of the Community Banking Division's market area in western and south-central Maine, and deterioration of the economy nationally could result in the following consequences:

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

From time to time, customers, vendors or other parties may make claims and take legal action against us. We maintain reserves for certain claims when deemed appropriate based upon our assessment that a loss is probable, estimable, and consistent with applicable accounting guidance. At any given time, we have a variety of legal actions asserted against us in various stages of litigation. Resolution of a legal action can often take years. We are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business, including, among other things, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. The number and risk of these investigations and proceedings has increased in recent years with regard to many firms in the financial services industry due to legal changes to the consumer protection laws provided for by the Dodd-Frank Act. There have also been a number of highly publicized legal claims against financial institutions involving fraud or misconduct by employees, and we run the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases.

Risks Associated With the Industry

Competition in the financial services industry is intense and could result in us losing business or experiencing reduced margins.

We compete with community, regional, national and global banks, non-bank licensed lenders and private equity funds in purchasing or originating loans, attracting deposits, and selling other customer products and services. Many of our primary competitors there have substantially greater resources, larger established customer bases, higher lending limits, extensive branch networks, numerous ATMs and greater advertising and marketing budgets. They may also offer services that we do not currently provide. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services, as well as better pricing for those products and services than we can. Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automated transfer and automatic payment systems. Our long-term success depends on the ability of the Bank to compete successfully with other financial institutions in the Bank’s service areas.

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

We are subject to regulation and supervision by the Federal Reserve, and our banking subsidiary, Northeast Bank, is subject to regulation and supervision by the FDIC and the Bureau. Federal and state laws and regulations govern numerous matters, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. The Federal Reserve, the FDIC and the Bureau have the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we and the Bank may conduct business and obtain financing.

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

We became subject to new capital requirements in 2015 that will be fully phased-in on January 1, 2019, which will force bank holding companies and their bank subsidiaries to maintain substantially higher levels of capital as a percentage of their assets, with a greater emphasis on common equity as opposed to other components of capital. The need to maintain more and higher quality capital, as well as greater liquidity, and generally increased regulatory scrutiny with respect to capital levels, may at some point limit our business activities, including lending, and our ability to expand. It could also result in our being required to take steps to increase our regulatory capital and may dilute shareholder value or limit our ability to pay dividends or otherwise return capital to our investors through stock repurchases. Pursuant to the Dodd-Frank Act, we were permitted to make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. We made this election.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose community investment and nondiscriminatory lending requirements on financial institutions. The CFPB, the Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act or other fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions, restrictions on expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

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

The FDIC insures deposits at FDIC-insured depository institutions, such as the Bank, up to applicable limits. As a result of recent economic conditions, the FDIC has decreased deposit insurance assessment rates. If these decreases are insufficient for the deposit insurance fund of the FDIC to meet its funding requirements, there may need to be further special assessments or increases in deposit insurance premiums. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there is an increase in bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect results of operations, including by reducing our profitability or limiting our ability to pursue certain business opportunities.

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

Changes in tax laws and regulations and differences in interpretation of tax laws and regulations may adversely impact our financial statements.

Local, state or federal tax authorities may interpret tax laws and regulations differently than we do and challenge tax positions that we have taken on tax returns. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest or penalties that could have a material adverse effect on our results.

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

As of June 30, 2018, we had outstanding $16.5 million in aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by affiliates of ours that are statutory business trusts. We have also guaranteed those trust preferred securities. The indenture under which the junior subordinated debt securities were issued, together with the guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock at any time when (i) there shall have occurred and be continuing an event of default under the indenture; (ii) we are in default with respect to payment of any obligations under the guarantee; or (iii) we have elected to defer payment of interest on the junior subordinated debt securities. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities from time to time for up to five years.

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

As of June 30, 2018, we had outstanding $15.05 million in aggregate principal amount of 6.75% fixed-to-floating subordinated notes due in 2026. If we were to be in default with respect to payment of any obligation under the notes, we would be prohibited from declaring or paying any dividends. We would also be prohibited from paying any distributions on, redeeming, purchasing, acquiring, or making a liquidation payment with respect to any of the Company’s capital stock, which would likely have a material adverse effect on the market value of our common stock.

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

At June 30, 2018, the Company conducted its business from its headquarters in Lewiston, Maine, an office in Boston, Massachusetts, and an office in Portland, Maine. The Company also conducts business from its ten full-service bank branches. The Company believes that all of its facilities are well maintained and suitable for the purpose for which they are used.

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

The Company's voting common stock currently trades on the NASDAQ under the symbol "NBN." There is no established public trading market for the Company's non-voting common stock. As of the close of business on September 7, 2018, there were approximately 453 registered shareholders of record.

The following table sets forth the high and low closing sale prices of the Company's voting common stock, as reported on NASDAQ, and quarterly dividends paid on the Company's voting and non-voting common stock during the periods indicated:

Fiscal year ended June 30, 2018	High	Low	Dividend Paid
Jul 1 – Sep 30	$26.95	$20.05	$0.01
Oct 1 – Dec 31	29.25	23.15	0.01
Jan 1 – Mar 31	24.90	20.45	0.01
Apr 1 – Jun 30	23.90	19.25	0.01

Fiscal year ended June 30, 2017	High	Low	Dividend Paid
Jul 1 – Sep 30	$11.55	$10.29	$0.01
Oct 1 – Dec 31	13.08	10.88	0.01
Jan 1 – Mar 31	15.74	13.24	0.01
Apr 1 – Jun 30	20.75	14.99	0.01

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

There were no common stock purchases during the fiscal year ended June 30, 2018.

Stock Performance Graph

Below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s voting common stock, based on the market price of the Company’s voting common stock, with the total return on companies within the NASDAQ Composite Index and companies within the SNL $1B-$5B Bank Index. The calculation of cumulative return assumes a $100 investment in the Company’s common stock, the NASDAQ Composite Index, and the SNL $1B-$5B Bank Index on June 30, 2013. It also assumes that all dividends are reinvested during the relevant periods.

Index	6/30/2013	6/30/2014	6/30/2015	6/30/2016	6/30/2017	6/30/2018

Northeast Bancorp	$100.00	$99.27	$103.22	$116.70	$211.10	$226.14

NASDAQ Composite Index	100.00	128.35	145.20	141.00	178.79	218.67

SNL Bank $1B - $5B Index	100.00	123.60	137.71	143.81	210.02	223.37

Item 6.	Selected Financial Data

The following table sets forth our selected financial and operating data on a historical basis. The data set forth below does not purport to be complete. It should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Company’s Consolidated Financial Statements and related notes, appearing elsewhere herein.

	As of and for the Twelve Months Ended June 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share data)
Selected operations data:

Interest and dividend income	$65,893	$57,921	$47,235	$44,588	$38,371
Interest expense	12,584	10,096	7,855	7,220	6,653
Net interest income	53,309	47,825	39,380	37,368	31,718
Provision for loan losses	1,410	1,594	1,618	717	531
Noninterest income	7,028	9,696	7,773	7,089	4,869
Net securities gains	-	-	-	-	-
Noninterest expense	35,730	35,789	33,812	32,604	31,777
Income before income taxes	23,197	20,138	11,723	11,136	4,279
Income tax expense	7,031	7,779	4,104	3,995	1,579
Net income from continuing operations	16,166	12,359	7,619	7,141	2,700
Net (loss) income from discontinued operations	-	-	-	-	(8)
Net income	$16,166	$12,359	$7,619	$7,141	$2,692
Consolidated per share data:
Earnings:
Basic:
Continuing operations	$1.81	$1.39	$0.80	$0.72	$0.26
Discontinued operations	0.00	0.00	0.00	0.00	0.00
Total	$1.81	$1.39	$0.80	$0.72	$0.26
Diluted:
Continuing operations	$1.77	$1.38	$0.80	$0.72	$0.26
Discontinued operations	0.00	0.00	0.00	0.00	0.00
Total	$1.77	$1.38	$0.80	$0.72	$0.26
Cash dividends	$0.04	$0.04	$0.04	$0.04	$0.28
Book value	15.49	13.90	12.51	11.77	11.05

Selected balance sheet data:

Total assets	$1,157,736	$1,076,874	$986,153	$850,718	$761,931
Loans	871,802	779,195	692,436	612,137	516,416
Deposits	954,940	889,850	800,432	674,759	574,329
Borrowings and capital lease obligations	39,563	44,504	54,534	52,568	66,005
Total shareholders’ equity	138,430	122,797	116,591	112,727	112,066

Other ratios:
Return on average assets	1.49%	1.22%	0.85%	0.89%	0.37%
Return on average equity	12.47%	10.62%	6.66%	6.35%	2.39%
Efficiency ratio	59.22%	62.22%	71.71%	73.34%	86.85%
Average equity to average total assets	11.94%	11.52%	12.71%	14.00%	15.38%
Common dividend payout ratio	2.26%	2.90%	5.00%	5.56%	107.69%
Tier 1 leverage capital ratio	13.12%	12.81%	13.27%	14.49%	15.90%
Total capital ratio	19.28%	19.48%	20.39%	20.14%	23.69%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Northeast Bancorp is a Maine corporation and a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956. The Company also is a registered Maine financial institution holding company, and is subject to regulation by both the Bureau and the Federal Reserve. The Company's principal asset is the capital stock of Northeast Bank, a Maine state-chartered universal bank, which is regulated by the FDIC and the Bureau. The Company's results of operations are primarily dependent on the results of the operations of the Bank.

The Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, presents a review of the consolidated operating results of the Company for the fiscal year ended June 30, 2018 ("fiscal 2018") and the fiscal year ended June 30, 2017 ("fiscal 2017"). This discussion and analysis is intended to assist you in understanding the results of our operations and financial condition. You should read this discussion together with your review of the Company's Consolidated Financial Statements and related notes and other statistical information included in this report. Certain amounts in the periods prior to fiscal 2018 have been reclassified to conform to the fiscal 2018 presentation.

Overview

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

The Company's compliance ratios at June 30, 2018 are as follows:

Condition	Ratio
(i) Tier 1 leverage ratio	13.12%
(ii) Total capital ratio	19.28%
(iii) Ratio of purchased loans to total loans	33.10%
(iv) Ratio of loans to core deposits (1)	91.54%
(v) Ratio of non-owner occupied commercial real estate loans to total capital (2)	200.74%

(1)	Core deposits include all non-maturity deposits and non-brokered insured time deposits
(2)

For purposes of calculating this ratio, commercial real estate includes all non-owner occupied commercial real estate loans defined as such by regulatory   guidance, including all land development and construction loans

Fiscal 2018 Financial Highlights

The Company's financial and strategic highlights for fiscal 2018 include the following:

●	Earned net income of $16.2 million, or $1.77 per diluted common share, compared to $12.3 million, or $1.38 per diluted common share, for the year ended June 30, 2017.

●	Generated loans of $460.4 million, growing the portfolio on a net basis by $92.6 million, or 11.9%.

●

LASG purchased loans totaling $124.1 million and originated loans totaling $224.5 million, earning average portfolio yields of 11.4% and 6.8%, respectively. The purchased loan yield of 11.4% includes regularly scheduled interest and accretion, and accelerated accretion and fees recognized on loan payoffs. The Company also monitors the "total return" on its purchased loan portfolio, a measure that includes gains on asset sales, gains on real estate owned, as well as interest, scheduled accretion and accelerated accretion and fees. On this basis, the purchased loan portfolio earned a total return of 11.7% for fiscal 2018.

An overview of the LASG portfolio follows:

	Years Ended June 30,
	2018				2017
	Purchased	Originated	Secured Loans to Broker-Dealers	Total LASG	Purchased	Originated	Secured Loans to Broker-Dealers	Total LASG
	(Dollars in thousands)
Loans purchased or originated during the period:
Unpaid principal balance	$137,249	$224,546	$-	$361,795	$126,713	$237,691	$-	$364,404
Net investment basis	124,111	224,546	-	348,657	112,807	237,691	-	350,498
Loan returns during the period:
Yield	11.35%	6.80%	0.00%	8.66%	12.24%	6.21%	0.82%	8.69%
Total Return (1)	11.73%	6.80%	0.00%	8.82%	12.30%	6.21%	0.82%	8.72%

Total loans as of period end:
Unpaid principal balance	$326,855	$397,363	$-	$724,218	$279,854	$330,515	$-	$610,369
Net investment basis	290,972	397,363	-	688,335	246,388	330,515	-	576,903

(1)

The total return on purchased loans represents scheduled accretion, accelerated accretion, gains on asset sales, gains on real estate owned and other noninterest income recorded during the period divided by the average invested balance, which includes loans held for sale, on an annualized basis. The total return does not include the effect of purchased loan charge-offs or recoveries in the year.

●	Increased the Company's deposit base by $65.1 million, primarily the result of growth in non-maturity accounts of $50.0 million, or 9.0%, and growth in time deposits of $15.1 million, or 4.5%.

●	Originated $45.1 million in SBA guaranteed loans through June 30, 2018, and sold $29.2 million of loans, for a gain on sale of $3.0 million.

Results of Operations

General

Net income for the year ended June 30, 2018 increased by $3.9 million to $16.2 million, compared to $12.3 million for the year ended June 30, 2017.

Items of significance affecting the Company's earnings included:

●

An increase in net interest and dividend income before provision for loan losses, which grew to $53.3 million as compared to $47.8 million for the year ended June 30, 2017. The increase was primarily due to higher average balances in the LASG originated portfolio, partially offset by higher rates paid on deposits and higher average balances in the deposit portfolio.

The following table summarizes interest income and related yields recognized on the Company's loans:

	Years Ended June 30,
	2018			2017
	Average	Interest		Average	Interest
	Balance (1)	Income	Yield	Balance (1)	Income (2)	Yield
	(Dollars in thousands)
Community Banking Division	$139,239	$6,871	4.93%	$190,704	$9,102	4.77%
SBA	53,030	3,888	7.33%	42,946	2,619	6.10%
LASG:
Originated	350,427	23,834	6.80%	239,796	14,883	6.21%
Purchased	242,652	27,553	11.35%	236,937	28,997	12.24%
Secured Loans to Broker-Dealers	-	-	0.00%	31,085	256	0.82%
Total LASG	593,079	51,387	8.66%	507,818	44,136	8.69%
Total	$785,348	$62,146	7.91%	$741,468	$55,857	7.53%

(1) Includes loans held for sale.

The yield on purchased loans is affected by unscheduled loan payoffs, which result in immediate recognition of the prepaid loans’ discount in interest income. The following table details the “total return” on purchased loans, which includes total transactional income of $9.7 million for the year ended June 30, 2018, a decrease of $439 thousand from the year ended June 30, 2017. The following table summarizes the total return recognized on the purchased loan portfolio:

	Years Ended June 30,
	2018		2017
	Income	Return (1)	Income	Return (1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$18,752	7.73%	$18,975	8.01%
Transactional income:
Gain on loan sales	918	0.38%	-	0.00%
Gain on sale of real estate owned	-	0.00%	148	0.06%
Other noninterest income	-	0.00%	(12)	0.00%
Accelerated accretion and loan fees	8,801	3.62%	10,022	4.23%
Total transactional income	9,719	4.00%	10,158	4.29%
Total	$28,471	11.73%	$29,133	12.30%

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

●

A decrease of $2.7 million in noninterest income, principally resulting from a decrease of $2.3 million in gains realized on the sale of SBA loans. The year ended June 30, 2018 includes gains realized on the sale of SBA loans of $3.0 million. Additionally, there was a decrease in gain on sale of residential loans held for sale of $521 thousand, and a decrease in other noninterest income of $135 thousand, due to an increased loss recognized on real estate owned and other repossessed collateral. These increases were offset by an increase in gain on the sale of other loans of $553 thousand, due to the sale of four LASG purchased loans for a total gain of $918 thousand, as compared to the sale of a Community Banking Division commercial loan portfolio for a total gain of $365 thousand in fiscal 2017.

●

A decrease of $59 thousand in noninterest expense, principally due to a decrease of $417 thousand in occupancy and equipment expense, due to decreased computer equipment repairs and maintenance expense and computer and software depreciation expense, and a decrease of $380 thousand in loan acquisition and collection expense, due to lower loan workout expenses. These decreases were offset by an increase of $703 thousand in data processing fees, primarily due to the increased cost associated with the outsourcing of data processing.

Net Interest Income

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated:

	Years Ended June 30,
	2018			2017			2016
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Investment securities	$92,599	$1,111	1.20%	$95,624	$1,018	1.06%	$100,503	$930	0.93%
Loans (1) (2) (3)	785,348	62,156	7.91%	741,468	55,928	7.54%	664,902	45,921	6.91%
FHLBB stock	1,803	89	4.94%	2,172	90	4.14%	2,960	113	3.82%
Short-term investments (4)	171,360	2,547	1.49%	133,599	956	0.72%	91,563	343	0.37%
Total interest-earning assets	1,051,110	65,903	6.27%	972,863	57,992	5.96%	859,928	47,307	5.50%
Cash and due from banks	2,889			2,833			3,596
Other non-interest earning assets	31,550			32,394			35,607
Total assets	$1,085,549			$1,008,090			$899,131

Liabilities & Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$70,486	$210	0.30%	$70,912	$204	0.29%	$68,304	$182	0.27%
Money market accounts	407,680	5,145	1.26%	322,011	3,120	0.97%	212,102	1,845	0.87%
Savings accounts	37,514	57	0.15%	36,438	50	0.14%	36,062	48	0.13%
Time deposits	311,544	4,485	1.44%	326,601	3,983	1.22%	349,978	3,952	1.13%
Total interest-bearing deposits	827,224	9,897	1.20%	755,962	7,357	0.97%	666,446	6,027	0.90%
Short-term borrowings	-	-	0.00%	-	-	0.00%	1,634	20	1.22%
FHLBB advances	16,947	547	3.23%	24,334	800	3.29%	32,432	1,094	3.37%
Subordinated debt	23,787	2,102	8.84%	23,468	1,888	8.04%	8,762	651	7.43%
Capital lease obligations	730	38	5.21%	992	51	5.14%	1,242	63	5.07%
Total interest-bearing liabilities	868,688	12,584	1.45%	804,756	10,096	1.25%	710,516	7,855	1.11%

Non-interest bearing liabilities:
Demand deposits and escrow accounts	79,767			79,560			67,041
Other liabilities	7,472			7,599			7,252
Total liabilities	955,927			891,915			784,809
Shareholders' equity	129,622			116,175			114,322
Total liabilities and shareholders' equity	$1,085,549			$1,008,090			$899,131

Net interest income (5)		$53,319			$47,896			$39,452

Interest rate spread (5)			4.82%			4.71%			4.39%
Net interest margin (6)			5.07%			4.92%			4.59%

(1)	Interest income and yield are stated on a fully tax-equivalent basis using the statutory tax rate.
(2)	Includes loans held for sale.
(3)	Nonaccrual loans are included in the computation of average, but unpaid interest has not been included for purposes of determining interest income.
(4)	Short-term investments include FHLBB and FRB overnight deposits and other interest-bearing deposits.
(5)	Includes tax-exempt interest income of $10 thousand, $71 thousand, and $72 thousand for the years ended June 30, 2018, 2017, and 2016, respectively.
(6)	Net interest margin is calculated as net interest income divided by total interest-earning assets.

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

	Year Ended June 30, 2018 Compared to the Year Ended June 30, 2017
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investment securities	$(33)	$126	$93
Loans	3,399	2,829	6,228
FHLBB stock	(16)	15	(1)
Short-term investments	330	1,261	1,591
Total increase in interest income	3,680	4,231	7,911
Interest-bearing liabilities:
Interest-bearing deposits	707	1,833	2,540
Short-term borrowings	(238)	(15)	(253)
Subordinated debt	26	188	214
Capital lease obligations	(14)	1	(13)
Total increase in interest expense	481	2,007	2,488
Total increase in net interest and dividend income	$3,199	$2,224	$5,423

	Year Ended June 30, 2017 Compared to the Year Ended June 30, 2016
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investment securities	$(47)	$135	$88
Loans	5,559	4,448	10,007
FHLBB stock	(32)	9	(23)
Short-term investments	205	408	613
Total increase in interest income	5,685	5,000	10,685
Interest bearing liabilities:
Interest bearing deposits	750	580	1,330
Short-term borrowings	(10)	(10)	(20)
FHLBB advances	(275)	(19)	(294)
Subordinated debt	1,179	58	1,237
Capital lease obligations	(13)	1	(12)
Total increase in interest expense	1,631	610	2,241
Total increase in net interest and dividend income	$4,054	$4,390	$8,444

For the year ended June 30, 2018, the $3.2 million volume-related change in net interest income was mainly the result of the significant increase in loans, which grew by $43.9 million on average compared to fiscal 2017. The rate-related change in fiscal 2018 compared to fiscal 2017 was principally due to the increase in yields on the originated loan portfolios. For fiscal 2018, the net interest margin earned of 5.07% was 15 basis points higher than that earned for fiscal 2017, primarily due to higher average balances and rates in the LASG originated portfolio, partially offset by higher rates paid on deposits and higher average balances in the deposit portfolio.

The Company’s total cost of funds increased to 1.33% in fiscal 2018, from 1.14% in fiscal 2017, due to higher rates paid on deposits and higher volume in the deposit portfolio.

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

The provision for loan losses for the fiscal year ended June 30, 2018 was $1.4 million, a decrease from the provision for loan losses of $1.6 million for the year ended June 30, 2017. At June 30, 2018 and 2017, the allowance for loan losses was $4.8 million and $3.7 million, respectively, and the ratio of allowance for loan losses to total loans was 0.55% and 0.47%, respectively.

Net charge-offs for fiscal 2018 totaled $268 thousand, representing approximately 0.03% of the Company's average portfolio loan balance during the fiscal year. This compares to $279 thousand, or 0.04%, in fiscal 2017, representing a decrease of $11 thousand in fiscal 2018.

For additional information on the allowance for loan losses, see "Asset Quality."

Noninterest Income

Noninterest income for fiscal 2018 totaled $7.0 million, a decrease of $2.7 million, or 27.5%, from fiscal 2017. When compared to fiscal 2017, the decrease was principally due to the following:

•

A decrease of $2.3 million in gains realized on the sale of SBA loans. Fiscal 2018 includes gains realized on the sale of SBA loans of $3.0 million, compared to a $5.3 million gain on the sale of SBA loans in fiscal 2017; and

•	A decrease in gain on the sale of residential loans held for sale of $521 thousand.
•

The decreases in noninterest income were partially offset by an increase in gain on the sale of other loans of $553 thousand. Fiscal 2018 includes gains realized on the sale of four LASG purchased loans of $918 thousand, compared to a $365 thousand gain on sale of a Community Banking Division commercial loan portfolio in the year ended June 30, 2017.

Noninterest Expense

Noninterest expense for fiscal 2018 totaled $35.7 million, a decrease of $59 thousand, or 0.2%, from fiscal 2017. When compared to fiscal 2017, the decrease was principally due to the following:

•	A decrease of $417 thousand in occupancy and equipment expense, due to decreased computer equipment repairs and maintenance expense, and computer and software depreciation expense; and
•	A decrease of $380 thousand in loan acquisition and collection expense, due to lower loan workout expenses.
•

The decreases in noninterest expense were partially offset by an increase of $703 thousand in data processing fees, primarily due to the increased cost associated with the outsourcing of data processing.

Income Taxes

Income tax expense for fiscal 2018 totaled $7.0 million, representing 30.3% of pretax income, as compared to $7.8 million, or 38.7% of pretax income, in fiscal 2017. The decrease in the Company's effective tax rate was principally due to the change in the federal corporate income tax rate as a result of the Tax Cuts and Jobs Act signed into law on December 22, 2017, along with benefits resulting from the Company’s adoption of ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, arising from the exercise of stock options and vesting of restricted stock awards.

Financial Condition

Overview

The Company's total assets grew to $1.2 billion at June 30, 2018, representing an increase of $80.9 million, or 7.5%, compared to $1.1 billion at June 30, 2017. Significant changes in the Company's balance sheet components include:

•

The loan portfolio, excluding loans held for sale, increased by $92.6 million, or 11.9%, compared to June 30, 2017. The increase was principally due to $348.7 million of LASG originations and purchases, $3.4 million of Community Bank originations and $45.1 million of SBA originations. The increase in loan volume was partially offset by SBA loan sales of $29.2 million, as well as purchased and originated loan runoff in the portfolio.

•	Deposits increased by $65.1 million, or 7.3%, from June 30, 2017 due to growth in non-maturity accounts of $50.0 million, or 9.0%, and growth in time deposits of $15.1 million, or 4.5%; and

•

Shareholders’ equity increased by $15.6 million from June 30, 2017, primarily due to earnings of $16.2 million. Additionally, there was stock-based compensation of $870 thousand, an increase in accumulated other comprehensive loss of $129 thousand and $355 thousand in dividends paid on common stock.

Cash and Cash Equivalents

Cash and cash equivalents decreased $5.9 million, or 3.6%, to $157.4 million at June 30, 2018, as compared to $163.3 million at June 30, 2017. This decrease was principally the result of net loan growth, including loans held for sale, of $95.1 million, offset by net deposit growth of $65.1 million and a net decrease in available-for-sale securities of $9.0 million.

Available-for-sale Securities

The available-for-sale securities portfolio totaled $87.7 million and $96.7 million at June 30, 2018 and 2017, respectively. The Company's investment portfolio was comprised primarily of U.S. Government-sponsored enterprise bonds and mortgage-backed securities guaranteed by government agencies. The composition of the Company's securities portfolio at the dates indicated follows.

	June 30, 2018		June 30, 2017		June 30, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government agency securities	$57,129	$56,887	$57,401	$57,168	$51,948	$52,046
Agency mortgage-backed securities	25,276	24,181	33,523	32,903	43,330	43,368
Other investments measured at net asset value	6,866	6,619	6,717	6,622	5,097	5,158
Total available-for-sale securities	$89,271	$87,687	$97,641	$96,693	$100,375	$100,572

The table below sets forth certain information regarding the contractual maturities and weighted average yields of the Company’s debt securities portfolio at June 30, 2018. Actual maturities of mortgage-backed securities will differ from contractual maturities due both to scheduled amortization and prepayments.

	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield
	(Dollars in thousands)
U.S. Government agency securities	$32,887	1.05%	$23,999	2.20%	$-	0.00%	$-	0.00%	$56,886	1.54%
Agency mortgage-backed securities	-	0.00%	9,101	0.89%	15,080	1.46%	-	0.00%	24,181	1.25%
Total available-for-sale securities	$32,887	1.05%	$33,100	1.84%	$15,080	1.46%	$-	0.00%	$81,067	1.45%

The other investments measured at net asset value have no scheduled maturity date. However, the Company’s investments can be redeemed quarterly and daily at the closing net asset value.

Management reviews the portfolio of investments on an ongoing basis to determine if there have been any other-than-temporary declines in value. No other-than-temporary impairment expense was recognized during fiscal 2018 or fiscal 2017.

Loans

Loans, including loans held for sale, totaled $879.0 million at June 30, 2018, compared to $783.9 million at June 30, 2017 and $700.0 million at June 30, 2016. The increase of $95.1 million, or 12.1%, at June 30, 2018 was principally due to net increases of $81.4 million in commercial real estate loans, $13.2 million in commercial and industrial loans, and $2.5 million in loans held for sale, offset by a net decrease of $912 thousand in residential real estate loans and $1.1 million in consumer loans. During fiscal 2018, the LASG originated $224.5 million in loans and the LASG purchased $124.1 million in loans, consisting principally of commercial real estate loans.

The composition of the Company’s loan portfolio (excluding loans held for sale) at the dates indicated is as follows:

	June 30, 2018		June 30, 2017		June 30, 2016		June 30, 2015		June 30, 2014
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Residential real estate	$100,256	11.50%	$101,168	12.98%	$113,962	16.46%	$132,669	21.67%	$148,634	28.79%
Commercial real estate	579,450	66.47%	498,004	63.91%	426,568	61.60%	348,676	56.96%	316,098	61.21%
Commercial and industrial	188,852	21.66%	175,654	22.54%	145,956	21.08%	123,133	20.12%	41,800	8.09%
Consumer and other	3,244	0.37%	4,369	0.57%	5,950	0.86%	7,659	1.25%	9,884	1.91%
Total loans	871,802	100.00%	779,195	100.00%	692,436	100.00%	612,137	100.00%	516,416	100.00%
Less: Allowance for loan losses	4,807		3,665		2,350		1,926		1,367
Loans, net	$866,995		$775,530		$690,086		$610,211		$515,049

The Company’s loan portfolio (excluding loans held for sale) by lending division follows:

	June 30, 2018
	Community Banking Division	LASG	SBA Division	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$68,634	$7,111	$128	$75,873	8.70%
Home equity	10,457	-	-	10,457	1.20%
Commercial real estate: non-owner occupied	18,698	137,463	29,488	185,649	21.29%
Commercial real estate: owner occupied	11,351	81,916	24,483	117,750	13.51%
Commercial and industrial	10,927	170,873	6,057	187,857	21.55%
Consumer	3,244	-	-	3,244	0.37%
Subtotal	123,311	397,363	60,156	580,830	66.62%
Purchased loans:
Residential real estate	-	13,926	-	13,926	1.60%
Commercial real estate: non-owner occupied	-	150,805	-	150,805	17.30%
Commercial real estate: owner occupied	-	125,246	-	125,246	14.37%
Commercial and industrial	-	995	-	995	0.11%
Subtotal	-	290,972	-	290,972	33.38%
Total	$123,311	$688,335	$60,156	$871,802	100.00%

	June 30, 2017
	Community Banking Division	LASG	SBA Division	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$81,538	$2,092	$129	$83,759	10.75%
Home equity	13,931	-	-	13,931	1.79%
Commercial real estate: non-owner occupied	23,638	90,154	23,720	137,512	17.65%
Commercial real estate: owner occupied	13,502	83,446	21,820	118,768	15.24%
Commercial and industrial	12,349	154,823	7,296	174,468	22.39%
Consumer	4,369	-	-	4,369	0.56%
Subtotal	149,327	330,515	52,965	532,807	68.38%
Purchased loans:
Residential real estate	-	3,478	-	3,478	0.45%
Commercial real estate: non-owner occupied	-	134,970	-	134,970	17.32%
Commercial real estate: owner occupied	-	106,754	-	106,754	13.70%
Commercial and industrial	-	1,186	-	1,186	0.15%
Subtotal	-	246,388	-	246,388	31.62%
Total	$149,327	$576,903	$52,965	$779,195	100.00%

	June 30, 2016
	Community Banking Division	LASG	SBA Division	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$93,258	$-	$133	$93,391	13.49%
Home equity	18,012	-	-	18,012	2.60%
Commercial real estate: non-owner occupied	49,514	52,744	5,639	107,897	15.58%
Commercial real estate: owner occupied	20,578	46,727	14,414	81,719	11.80%
Commercial and industrial	16,069	123,447	6,242	145,758	21.05%
Consumer	5,950	-	-	5,950	0.86%
Subtotal	203,381	222,918	26,428	452,727	65.38%
Purchased loans:
Residential real estate	-	2,559	-	2,559	0.37%
Commercial real estate: non-owner occupied	-	142,286	-	142,286	20.55%
Commercial real estate: owner occupied	-	94,666	-	94,666	13.67%
Commercial and industrial	-	198	-	198	0.03%
Subtotal	-	239,709	-	239,709	34.62%
Total	$203,381	$462,627	$26,428	$692,436	100.00%

The following table summarizes the scheduled maturity of the Company’s loan portfolio at June 30, 2018. Demand loans, loans having no stated repayment schedule, and overdraft loans are reported as being due in less than one year.

	Scheduled Loan Maturities
		After One Year	After Five Years
	Within One Year	Through Five Years	Through Ten Years	After Ten Years	Total
	(Dollars in thousands)
Mortgages:
Residential:
Originated	$6,406	$10,599	$8,214	$61,111	$86,330
Purchased	1,550	6,676	271	5,429	13,926
Commercial:
Originated	39,498	124,120	74,494	65,287	303,399
Purchased	30,060	83,817	38,555	123,619	276,051
Non-mortgage loans:
Commercial:
Originated	49,195	124,876	12,861	925	187,857
Purchased	-	555	346	94	995
Consumer and other	126	1,025	1,629	464	3,244
Total loans	$126,835	$351,668	$136,370	$256,929	$871,802

	Loans Due After One Year, by Interest Rate Type
	Fixed rate	Floating or Adjustable	Total
	(Dollars in thousands)
Mortgages:
Residential:
Originated	$36,345	$43,579	$79,924
Purchased	3,840	8,536	12,376
Commercial:
Originated	15,709	248,192	263,901
Purchased	98,613	147,378	245,991
Non-mortgage loans:
Commercial:
Originated	5,942	132,720	138,662
Purchased	13	982	995
Consumer and other	3,118	-	3,118
Total	$163,580	$581,387	$744,967

Approximately 77.4% of total portfolio loans at June 30, 2018 were variable rate products, compared to 74.9% at June 30, 2017.

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

Other Assets

Premises and equipment, net, decreased by $346 thousand, or 5.0%, to $6.6 million at June 30, 2018, compared to $6.9 million at June 30, 2017. The decrease was primarily due to depreciation of $1.3 million in the year, offset by fixed assets acquired.

Real estate owned and other repossessed collateral, net, increased by $1.4 million, or 170.3%, to $2.2 million at June 30, 2018, compared to $826 thousand at June 30, 2017. The increase was primarily due to the addition of one LASG purchased property into real estate owned during the period. The real estate and personal property collateral for commercial and consumer loans are written down to fair value less estimated costs to sell upon transfer to acquired assets.

The cash surrender value of the Company's BOLI assets increased $441 thousand, or 2.7%, to $16.6 million at June 30, 2018, compared to $16.2 million at June 30, 2017. BOLI assets are invested in the general account of three insurance companies and in separate accounts of a fourth insurance company. A general account policy's cash surrender value is supported by the general assets of the insurance company. A separate account policy's cash surrender value is supported by assets segregated from the general assets of the insurance company. Standard and Poor's rated these companies A+ or better at June 30, 2018. Interest earnings, net of mortality costs, increase the cash surrender value. These interest earnings are based on interest rates that reset each year, and are subject to minimum guaranteed rates. These increases in cash surrender value are recognized in other income and are not subject to income taxes. Management considers BOLI an illiquid asset. BOLI represented 10.2% of the Company's total capital at June 30, 2018.

Servicing rights totaled $3.0 million and $2.8 million at June 30, 2018 and 2017, respectively. The $124 thousand increase was the result of SBA loans sold during the year, offset by amortization and impairment booked during fiscal 2018.

Intangible assets totaled $867 thousand and $1.3 million at June 30, 2018 and June 30, 2017, respectively. The $433 thousand decrease was the result of core deposit intangible amortization during fiscal 2018.

Deposits

The Company's principal source of funding is its core deposit accounts. At June 30, 2018, core deposits, which the Company defines as non-maturity deposits and non-brokered insured time deposits, represented 100% of total deposits.

Total deposits increased $65.1 million to $954.9 million as of June 30, 2018 from $889.9 million as of June 30, 2017. The increase was primarily due to the increase in money market accounts attracted through ableBanking, as well as the Community Banking Division.

The following tables set forth certain information relative to the composition of the Company's average deposit accounts and the weighted average interest rate on each category of deposits for the periods indicated:

	Year Ended June 30, 2018
	Average	Weighted	Percent of Total
	Balance	Average Rate	Average Deposits
	(Dollars in thousands)
Non-interest bearing demand deposits and escrow accounts	$79,767	0.00%	8.79%
Regular savings	37,514	0.15%	4.14%
NOW accounts	70,486	0.30%	7.77%
Money market accounts	407,680	1.26%	44.95%
Time deposits	311,544	1.44%	34.35%
Total average deposits	$906,991	1.09%	100.00%

	Year Ended June 30, 2017			Year Ended June 30, 2016
	Average	Weighted	Percent of Total	Average	Weighted	Percent of Total
	Balance	Average Rate	Average Deposits	Balance	Average Rate	Average Deposits
	(Dollars in thousands)
Non-interest bearing demand deposits and escrow accounts	$79,560	0.00%	9.52%	$67,041	0.00%	9.14%
Regular savings	36,438	0.14%	4.36%	36,062	0.13%	4.92%
NOW accounts	70,912	0.29%	8.49%	68,304	0.27%	9.31%
Money market accounts	322,011	0.97%	38.54%	212,102	0.87%	28.92%
Time deposits	326,601	1.22%	39.09%	349,978	1.13%	47.71%
Total average deposits	$835,522	0.88%	100.00%	$733,487	0.82%	100.00%

There were no time deposits greater than $250 thousand as of June 30, 2018, 2017, and 2016.

The scheduled maturity of deposits greater than or equal to $100 thousand is set forth below:

June 30, 2018
(Dollars in thousands)
3 months or less	$24,282
Over 3 through 6 months	84,503
Over 6 through 12 months	97,514
Over 12 months	77,500
Total time certificates greater than or equal to $100 thousand	$283,799

Borrowings

FHLBB advances, subordinated debt, and junior subordinated debentures have been the Company's sources of funding other than deposits. In fiscal 2018, total borrowings decreased by $4.7 million, or 10.7%, to $39.0 million.

Advances from the FHLBB were $15.0 million and $20.0 million at June 30, 2018 and 2017, respectively. The decrease was the result of the payoff of a $5.0 million FHLBB advance during the quarter ended December 31, 2017.

Pledges of residential real estate loans, certain commercial real estate loans and certain FHLBB deposits free of liens or pledges are required to secure outstanding advances and available additional borrowing capacity from the FHLBB. At June 30, 2018 and 2017, the Company had no pledged investment securities.

On June 29, 2016, the Company entered into a Subordinated Note Purchase Agreement with certain institutional accredited investors pursuant to which the Company sold and issued $15.05 million in aggregate principal amount of 6.75% fixed-to-floating subordinated notes due 2026.

There were no balances outstanding at June 30, 2018 and 2017, respectively, for advances under the Federal Reserve Discount Window Borrower-in-custody program. The available credit under the program was $1.1 million and $1.4 million at June 30, 2018 and 2017, respectively, with the decrease in fiscal 2018 attributable to payoffs of consumer loans pledged as collateral.

The Company had junior subordinated debentures issued to affiliated trusts totaling $9.2 million and $9.0 million at June 30, 2018 and 2017, respectively. See “Capital” below for more information on our junior subordinated debentures and affiliated trusts.

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

At June 30, 2018, the allowance for loan losses totaled $4.8 million, or 0.55% of total loans, as compared to $3.7 million, or 0.47% of total loans, at June 30, 2017 and $2.4 million, or 0.34% of total loans, at June 30, 2016. The year over year increase in the Company’s allowance for losses was principally the result of loan growth and the increase of qualitative factors. The following table sets forth activity in Company’s allowance for loan losses for the periods indicated.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	June 30, 2018	June 30, 2017	June 30, 2016	June 30, 2015	June 30, 2014
	(Dollars in thousands)
Allowance at beginning of period	$3,665	$2,350	$1,926	$1,367	$1,143
Loans charged-off during the period:
Residential real estate	183	186	134	207	267
Commercial real estate	111	44	988	-	26
Commercial and industrial	-	56	77	3	43
Consumer and other	53	101	66	28	69
Total loans charged-off	347	387	1,265	238	405
Recoveries on loans previously charged-off:
Residential real estate	14	33	35	24	63
Commercial real estate	-	21	5	1	2
Commercial and industrial	25	16	14	34	8
Consumer and other	40	38	17	21	25
Total recoveries	79	108	71	80	98
Net loans charged off during the period	268	279	1,194	158	307
Provision for loan losses	1,410	1,594	1,618	717	531
Allowance at end of period	$4,807	$3,665	$2,350	$1,926	$1,367

Total loans at end of period (1)	$871,802	$779,195	$692,436	$612,137	$516,416
Average loans outstanding during the period (1)	780,854	737,860	659,995	555,073	488,172
Allowance as a percentage of total loans	0.55%	0.47%	0.34%	0.31%	0.26%
Ratio of net charge-offs to average loans outstanding	0.03%	0.04%	0.18%	0.03%	0.06%
Allowance as a percentage of non-performing loans	40.02%	26.25%	30.02%	18.41%	18.66%

(1)	Amounts and resulting ratios exclude loans held for sale

The following table allocates the allowance for loan losses by loan category and the percent of loans in each category to total loans at the dates indicated below.

	June 30, 2018		June 30, 2017		June 30, 2016		June 30, 2015		June 30, 2014
		Percent of Loans		Percent of Loans		Percent of Loans		Percent of Loans		Percent of Loans
	Amount	to Total Loans	Amount	to Total Loans	Amount	to Total Loans	Amount	to Total Loans	Amount	to Total Loans
	(Dollars in thousands)
Residential real estate	$610	12.69%	$478	12.98%	$663	16.46%	$741	21.67%	$580	28.79%
Commercial real estate	3,136	65.24%	2,549	63.91%	1,328	61.60%	976	56.96%	625	61.21%
Commercial and industrial	1,022	21.26%	585	22.54%	297	21.08%	118	20.12%	48	8.09%
Consumer	39	0.81%	53	0.57%	62	0.86%	35	1.25%	79	1.91%
Unallocated	-	0.00%	-	0.00%	-	0.00%	56	0.00%	35	0.00%
Total	$4,807	100.00%	$3,665	100.00%	$2,350	100.00%	$1,926	100.00%	$1,367	100.00%

The following table reflects the annual trend of total loans 30 days or more past due, as a percentage of total loans. The decrease in the current year is primarily due to a decrease in delinquent LASG originated and SBA division loans.

	As of June 30,
	2018	2017	2016	2015	2014
Past due loans to total loans	0.89%	1.72%	1.00%	1.08%	1.14%

Non-performing Assets

The table below sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated:

	June 30, 2018	June 30, 2017	June 30, 2016	June 30, 2015	June 30, 2014
	(Dollars in thousands)
Nonperforming loans:
Originated portfolio:
Residential real estate	$2,914	$3,337	$2,613	$3,021	$1,743
Commercial real estate	1,499	413	474	994	1,162
Home equity	298	58	48	11	160
Commercial and industrial	1,368	2,600	17	2	5
Consumer	134	103	163	190	139
Total originated portfolio	6,213	6,511	3,315	4,218	3,209
Purchased portfolio:
Residential real estate	202	1,056	1,125	-	-
Commercial and industrial	363	32	-	-	-
Commercial real estate	5,180	6,364	3,387	6,532	4,116
Total purchased portfolio	5,745	7,452	4,512	6,532	4,116
Total nonperforming loans	11,958	13,963	7,827	10,750	7,325
Real estate owned and other repossessed collateral	2,233	826	1,652	1,651	1,991
Total nonperforming assets	$14,191	$14,789	$9,479	$12,401	$9,316
Nonperforming loans that are current	$4,897	$4,321	$2,271	$484	$651

Non-performing loans to total loans	1.37%	1.79%	1.13%	1.76%	1.42%
Non-performing assets to total assets	1.23%	1.37%	0.96	1.46%	1.22%

At June 30, 2018, the Company had $14.2 million of nonperforming assets, or 1.23% of total assets, compared to $14.8 million of nonperforming assets, or 1.37% of total assets at June 30, 2017 and $9.5 million of nonperforming assets, or 0.96% of total assets, as of June 30, 2016. The decrease in nonperforming assets in fiscal 2018 was principally associated with a decrease in LASG purchased nonperforming loans of $1.7 million in the year, offset by an increase in real estate owned and other repossessed collateral of $1.4 million.

Troubled debt restructurings (“TDRs”) represent loans for which concessions (such as extension of repayment terms or reductions of interest rates to below market rates) are granted due to a borrower's financial condition. Such concessions may include reductions of interest rates to below-market terms and/or extension of repayment terms. The balances and payment status of TDRs are as follows:

	June 30, 2018	June 30, 2017	June 30, 2016
	(Dollars in thousands)
Nonaccrual	$3,543	$5,383	$1,152
Accrual	11,915	9,702	7,036
Total TDRs	$15,458	$15,085	$8,188

At June 30, 2018, the Company had real estate owned and other repossessed collateral of $2.2 million, compared to $826 thousand at June 30, 2017. The increase in the period was primarily due to the addition of one LASG purchased property into real estate owned during the year. The real estate and personal property collateral for commercial and consumer loans are written down to fair value upon transfer to acquired assets. Revenues and expenses are recognized in the period when received or incurred on other real estate and in substance foreclosures. Gains and losses on disposition are recognized in noninterest income.

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

Potential Problem Loans

Commercial real estate and commercial loans are periodically evaluated under a ten-point rating system. These ratings are guidelines in assessing the risk of a particular loan. The Company had $10.1 million, $9.0 million and $6.2 million of loans rated substandard or worse at June 30, 2018, 2017 and 2016, respectively, an increase primarily attributable to downgraded purchased loans during the year. The following tables present the Company's loans by risk rating:

	June 30, 2018
	Originated Portfolio
	Commercial Real Estate	Commercial and Industrial	Residential Real Estate(1)	Purchased Portfolio	Total
	(Dollars in thousands)
Pass (1- 6)	$298,200	$184,024	$13,531	$279,111	$774,866
Special mention (7)	3,505	2,198	100	5,899	11,702
Substandard (8)	1,694	1,635	823	5,962	10,114
Doubtful (9)	-	-	-	-	-
Loss (10)	-	-	-	-	-
Total	$303,399	$187,857	$14,454	$290,972	$796,682

	June 30, 2017
	Originated Portfolio
	Commercial Real Estate	Commercial and Industrial	Residential Real Estate(1)	Purchased Portfolio	Total
	(Dollars in thousands)
Pass (1- 6)	$253,041	$171,160	$10,039	$229,980	$664,220
Special mention (7)	2,686	2,483	71	9,622	14,862
Substandard (8)	554	825	803	6,786	8,968
Doubtful (9)	-	-	19	-	19
Loss (10)	-	-	-	-	-
Total	$256,281	$174,468	$10,932	$246,388	$688,069

	June 30, 2016
	Originated Portfolio
	Commercial Real Estate	Commercial and Industrial	Residential Real Estate(1)	Purchased Portfolio	Total
	(Dollars in thousands)
Pass (1- 6)	$186,165	$142,451	$7,659	$227,895	$564,170
Special mention (7)	2,493	3,290	431	7,147	13,361
Substandard (8)	958	17	537	4,667	6,179
Doubtful (9)	-	-	23	-	23
Loss (10)	-	-	-	-	-
Total	$189,616	$145,758	$8,650	$239,709	$583,733

(1)	Certain loans made for commercial purposes, but secured by residential collateral, are rated under the Company’s risk-rating system.

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

Credit Risk

The Company considers credit risk to be the most significant risk that it faces, in that it has the greatest potential to affect the financial condition and operating results of the Company. Credit risk is managed through a combination of policies and limits established by the Board, the monitoring of compliance with these policies and limits, and the periodic evaluation of loans in the portfolio, including those with problem characteristics. The Company also utilizes the services of independent third parties to provide loan review services, which consist of a variety of monitoring techniques after a loan is purchased or originated.

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

The ALCO's primary tool for measuring, evaluating, and managing interest rate risk is income simulation analysis. Income simulation analysis measures the interest rate risk inherent in the Company's balance sheet at a given point in time by showing the effect of interest rate shifts on net interest income over defined time horizons. These simulations take into account the specific repricing, maturity, prepayment and call options of financial instruments that vary under different interest rate scenarios. The ALCO reviews simulation results to determine whether the exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. The Company considers a variety of specified rate scenarios, including instantaneous rate shocks, against static (or flat) rates when measuring interest rate risk, and evaluates results over two consecutive twelve-month periods. All changes are measured in comparison to the projected net interest income that would result from an "unchanged" scenario, where interest rates remain stable over the measured time horizon(s). As of June 30, 2018, the income simulation analysis (as noted in the table below) for the first twelve-month period indicated that exposure to changing interest rates fell within the Company's policy levels of tolerance.

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

Assuming a 200 basis point increase and 100 basis point decrease in interest rates starting on June 30, 2018, we estimate that our net interest income in the following 12 months would increase by 2.7% if rates increased by 200 basis points and decrease by 1.1% if rates declined by 100 basis points. These results indicate a modest level of asset sensitivity in our balance sheet. An asset-sensitive position indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within specific time horizons, which would generally imply a favorable impact on net interest income in periods of rising interest rates and a negative impact in periods of falling rates. A liability-sensitive position would generally imply a negative impact on net interest income in periods of rising rates and a positive impact in periods of falling rates.

	Up 200 Basis Points	Down 100 Basis Points
June 30, 2018	2.7%	-1.1%
June 30, 2017	0.5%	-1.8%
June 30, 2016	0.4%	-1.6%

Liquidity Risk

Liquidity risk is defined as the risk associated with an organization's ability to meet current and future financial obligations of a short-term nature. The Company uses its liquidity on a regular basis to fund existing and future loan commitments, to pay interest on deposits and on borrowings, to fund maturing certificates of deposit and borrowings, to fund other deposit withdrawals, to invest in other interest-earning assets, to make dividend payments to shareholders, and to meet operating expenses. The Company's primary sources of liquidity consist of deposit inflows, FHLBB advances, and the amortization, prepayment and maturities of loans and securities. While scheduled payments from the amortization and maturities of loans and securities are relatively predictable sources of funds, deposit flows and loan and investment prepayments can be greatly influenced by general interest rates, economic conditions and competition. In addition to these regular sources of funds, the Company may choose to sell portfolio loans and securities to meet liquidity demands.

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

The following is a summary of the unused borrowing capacity of the Company at June 30, 2018 available to meet our short-term funding needs:

	As of June 30, 2018
	(Dollars in thousands)
Brokered time deposits	$289,434	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	48,656	Unused advance capacity subject to eligible and qualified collateral
Federal Discount Window Borrower-in-Custody	1,146	Unused credit line subject to the pledge of loans
Other available lines	17,500
Total unused borrowing capacity	$356,736

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

At June 30, 2018, the Company had $425.4 million of immediately accessible liquidity, defined as cash that the Bank reasonably believes could be raised within seven days through collateralized borrowings, brokered deposits or security sales. This position represented 36.7% of total assets. The Company also had $157.4 million of cash and cash equivalents at June 30, 2018.

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

On a parent company only basis, commitments and debt service requirements at June 30, 2018 consisted of junior subordinated debentures issued to NBN Capital Trust II, NBN Capital Trust III and NBN Capital Trust IV with a principal balance of $16.5 million as well as subordinated debt issued in June 2016 with a principal balance of $15.05 million. See Note 9 of the Notes to the Consolidated Financial Statements for carrying values, maturity dates and the use of purchased interest rate caps and swaps to hedge the interest expense in periods of rising interest rates. Based on the interest rates at June 30, 2018, the annual aggregate payments to meet the debt service of the junior subordinated debentures is approximately $754 thousand. In addition, for the year ended June 30, 2018, total annual interest expense on subordinated notes issued in June 2016 was $1.0 million.

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

To address these risks, management has a Senior Management Risk and Compliance Committee (“SMRCC”), whose responsibility is to proactively identify, accurately measure, and adequately monitor and control the risks assumed by the Bank in its various products and lines of business to ensure safe and sound operations and that the risks assumed by the Bank are consistent with the risk appetite established by the Board of Directors.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized on the condensed consolidated balance sheet. The contract or notional amounts of these instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

A summary of the amounts of the Company’s contractual obligations and other commitments with off-balance sheet risk as of June 30, 2018 follows:

	Payments Due - By Period
		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
	(Dollars in thousands)
Contractual obligations:
Federal Home Loan Bank advances	$15,000	$15,000	$-	$-	$-
Junior subordinated debentures	16,496	-	-	-	16,496
Subordinated debt	15,050	-	15,050	-	-
Capital lease obligation	637	306	331	-	-
Total debt obligations	47,183	15,306	15,381	-	16,496
Operating lease obligations	7,054	1,257	2,492	1,944	1,361
Total contractual obligations	$54,237	$16,563	$17,873	$1,944	$17,857

	Amount of Commitment Expiring - By Period
		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
	(Dollars in thousands)
Commitments with off-balance sheet risk:
Commitments to extend credit	$20,431	$20,431	$-	$-	$-
Unused lines of credit	29,478	13,004	9,730	3,069	3,675
Standby letters of credit	3,183	3,183	-	-	-
Commitment to fund investment	1,000	1,000	-	-	-
Total commitments	$54,092	$37,618	$9,730	$3,069	$3,675

Capital

Shareholders’ equity was $138.4 million at June 30, 2018, an increase of $15.6 million from June 30, 2017. The increase was primarily due to earnings of $16.2 million. Additionally, there was stock-based compensation of $870 thousand, an increase in accumulated other comprehensive loss of $129 thousand and $355 thousand in dividends paid on common stock.

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

Impact of New Accounting Standards

Note 1 of the Notes to the Consolidated Financial Statement includes the Financial Accounting Standards Board (“FASB”) and the U.S. Securities and Exchange Commission (“SEC”) issued statements and interpretations affecting the Company.

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

There were no significant changes in the Company's policies or methodology pertaining to the general component of the allowance for loan losses during the years ended June 30, 2018 or 2017.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

of Northeast Bancorp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Northeast Bancorp and subsidiary (the “Company”) as of June 30, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated September 13, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts

September 13, 2018

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	June 30, 2018	June 30, 2017
Assets
Cash and due from banks	$3,889	$3,582
Short-term investments	153,513	159,701
Total cash and cash equivalents	157,402	163,283

Available-for-sale securities, at fair value	87,687	96,693

Residential real estate loans held for sale	3,405	4,508
SBA loans held for sale	3,750	191
Total loans held for sale	7,155	4,699

Loans:
Commercial real estate	579,450	498,004
Residential real estate	100,256	101,168
Commercial and industrial	188,852	175,654
Consumer	3,244	4,369
Total loans	871,802	779,195
Less: Allowance for loan losses	4,807	3,665
Loans, net	866,995	775,530

Premises and equipment, net	6,591	6,937
Real estate owned and other repossessed collateral, net	2,233	826
Federal Home Loan Bank stock, at cost	1,652	1,938
Intangible assets, net	867	1,300
Servicing rights, net	2,970	2,846
Bank-owned life insurance	16,620	16,179
Other assets	7,564	6,643
Total assets	$1,157,736	$1,076,874

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand	$72,272	$69,827
Savings and interest checking	109,637	108,417
Money market	420,886	374,569
Time	352,145	337,037
Total deposits	954,940	889,850

Federal Home Loan Bank advances	15,000	20,011
Subordinated debt	23,958	23,620
Capital lease obligation	605	873
Other liabilities	24,803	19,723
Total liabilities	1,019,306	954,077
Commitments and contingencies (Note 15)	-	-

Shareholders' equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2018 and June 30, 2017	-	-
Voting common stock, $1.00 par value, 25,000,000 shares authorized; 8,056,527 and 7,840,460 shares issued and outstanding at June 30, 2018 and June 30, 2017, respectively	8,057	7,841
Non-voting common stock, $1.00 par value, 3,000,000 shares authorized; 882,314 and 991,194 shares issued and outstanding at June 30, 2018 and June 30, 2017, respectively	882	991
Additional paid-in capital	77,016	77,455
Retained earnings	54,236	38,142
Accumulated other comprehensive loss	(1,761)	(1,632)
Total shareholders' equity	138,430	122,797
Total liabilities and shareholders' equity	$1,157,736	$1,076,874

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share and per share data)

	Years Ended June 30,
	2018	2017	2016
Interest and dividend income:
Interest and fees on loans	$62,146	$55,857	$45,849
Interest on available-for-sale securities	1,111	1,018	930
Other interest and dividend income	2,636	1,046	456
Total interest and dividend income	65,893	57,921	47,235

Interest expense:
Deposits	9,897	7,357	6,027
Federal Home Loan Bank advances	547	800	1,027
Wholesale repurchase agreements	-	-	67
Short-term borrowings	-	-	20
Subordinated debt	2,102	1,888	651
Obligation under capital lease agreements	38	51	63
Total interest expense	12,584	10,096	7,855

Net interest and dividend income before provision for loan losses	53,309	47,825	39,380
Provision for loan losses	1,410	1,594	1,618
Net interest and dividend income after provision for loan losses	51,899	46,231	37,762

Noninterest income:
Fees for other services to customers	1,822	1,952	1,657
Gain on sales of residential loans held for sale	931	1,452	1,684
Gain on sales of SBA loans	2,955	5,277	4,178
Gain on sale of other loans	918	365	-
Loss recognized on real estate owned and other repossessed collateral and premises and equipment, net	(123)	(23)	(255)
Bank-owned life insurance income	441	454	449
Other noninterest income	84	219	60
Total noninterest income	7,028	9,696	7,773

Noninterest expense:
Salaries and employee benefits	21,565	21,706	19,548
Occupancy and equipment expense	4,585	5,002	5,227
Professional fees	1,749	1,666	1,463
Data processing fees	2,447	1,744	1,487
Marketing expense	472	392	285
Loan acquisition and collection expense	1,354	1,734	1,368
FDIC insurance premiums	317	303	489
Intangible asset amortization	433	432	477
Other noninterest expense	2,808	2,810	3,468
Total noninterest expense	35,730	35,789	33,812

Income before income tax expense	23,197	20,138	11,723
Income tax expense	7,031	7,799	4,104
Net income	$16,166	$12,339	$7,619

Weighted-average shares outstanding:
Basic	8,906,710	8,898,448	9,474,999
Diluted	9,129,152	8,952,614	9,484,635

Earnings per common share:
Basic	$1.81	$1.39	$0.80
Diluted	1.77	1.38	0.80

Cash dividends declared per common share	$0.04	$0.04	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Years Ended June 30,
	2018	2017	2016
Net income	$16,166	$12,339	$7,619
Other comprehensive income (loss), before tax:
Available-for-sale securities:
Change in net unrealized (loss) gain on available-for-sale securities	(636)	(1,145)	1,033
Derivatives and hedging activities:
Change in accumulated gain (loss) on effective cash flow hedges	750	1,550	(2,032)
Reclassification adjustments included in net income	106	43	(3)
Total derivatives and hedging activities	856	1,593	(2,035)
Total other comprehensive income (loss), before tax	220	448	(1,002)
Income tax expense (benefit) related to other comprehensive income (loss)	66	174	(384)
Other comprehensive income (loss), net of tax	154	274	(618)
Comprehensive income	$16,320	$12,613	$7,001

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands, except share and per share data)

					Non-voting Common		Additional		Accumulated Other	Total
	Preferred Stock		Voting Common Stock		Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at June 30, 2015	-	$-	8,575,144	$8,575	1,012,739	$1,013	$85,506	$18,921	$(1,288)	$112,727
Net income	-	-	-	-	-	-	-	7,619	-	7,619
Other comprehensive loss, net of tax	-	-	(322,900)	-	-	-	-	-	(618)	(618)
Common stock repurchased	-	-	-	(323)	-	-	(3,036)	-	-	(3,359)
Conversion of voting common stock to non-voting common stock	-	-	(214,944)	(215)	214,944	215	-	-	-	-
Dividends on common stock at $0.04 per share	-	-	-	-	-	-	-	(380)	-	(380)
Stock-based compensation	-	-	-	-	-	-	613	-	-	613
Issuance of restricted common stock	-	-	100,000	100	-	-	(100)	-	-	-
Cancellations and forfeiture of restricted common stock	-	-	(47,510)	(48)	-	-	37	-	-	(11)
Balance at June 30, 2016	-	-	8,089,790	8,089	1,227,683	1,228	83,020	26,160	(1,906)	116,591
Net income	-	-	-	-	-	-	-	12,339	-	12,339
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	274	274
Common stock repurchased	-	-	(645,238)	(645)	-	-	(6,298)	-	-	(6,943)
Conversion of non-voting common stock to voting common stock	-	-	236,489	237	(236,489)	(237)	-	-	-	-
Dividends on common stock at $0.04 per share	-	-	-	-	-	-	-	(357)	-	(357)
Stock-based compensation	-	-	-	-	-	-	945	-	-	945
Issuance of restricted common stock	-	-	170,000	170	-	-	(170)	-	-	-
Cancellations and forfeiture of restricted common stock	-	-	(16,956)	(17)	-	-	4	-	-	(13)
Stock options exercised, net	-	-	6,375	7	-	-	(67)	-	-	(60)
Other	-	-	-	-	-	-	21	-	-	21
Balance at June 30, 2017	-	-	7,840,460	7,841	991,194	991	77,455	38,142	(1,632)	122,797
Net income	-	-	-	-	-	-	-	16,166	-	16,166
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	154	154
Conversion of non-voting common stock to voting common stock	-	-	108,880	109	(108,880)	(109)	-	-	-	-
Dividends on common stock at $0.04 per share	-	-	-	-	-	-	-	(355)	-	(355)
Stock-based compensation	-	-	-	-	-	-	870	-	-	870
Issuance of restricted common stock	-	-	22,000	22	-	-	(22)	-	-	-
Cancellations and forfeiture of restricted common stock	-	-	(40,003)	(40)	-	-	(69)	-	-	(109)
Stock options exercised, net	-	-	125,190	125	-	-	(1,218)	-	-	(1,093)
Adjustment for adoption of ASU 2018-02	-	-	-	-	-	-	-	283	(283)	-
Balance at June 30, 2018	-	$-	8,056,527	$8,057	882,314	$882	$77,016	$54,236	$(1,761)	$138,430

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended June 30,
	2018	2017	2016
Operating activities:
Net income	$16,166	$12,339	$7,619
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,410	1,594	1,618
Loss recognized on real estate owned and other repossessed collateral and premises and equipment, net	123	23	255
Accretion of fair value adjustments on loans, net	(8,694)	(12,093)	(9,384)
Accretion of fair value adjustments on deposits, net	-	(5)	(6)
Accretion of fair value adjustments on borrowings, net	217	115	43
Amortization of subordinated debt issuance costs	110	110	-
Originations of loans held for sale	(91,975)	(122,924)	(130,010)
Net proceeds from sales of loans held for sale	99,112	153,939	134,522
Gain on sales of residential loans held for sale, net	(931)	(1,452)	(1,684)
Gain on sales of SBA and other loans held for sale, net	(3,873)	(5,642)	(4,178)
Net (decrease) increase in loan servicing rights	(124)	1,075	657
Amortization of intangible assets	433	432	477
Bank-owned life insurance income, net	(441)	(454)	(449)
Depreciation of premises and equipment	1,300	1,449	1,631
Deferred income tax expense (benefit)	498	(1,025)	2,122
Stock-based compensation	870	945	613
Amortization of available-for-sale securities, net	802	1,055	1,025
Changes in other assets and liabilities:
Other assets	(1,331)	(2,206)	(1,659)
Other liabilities	5,782	6,715	1,882
Net cash provided by operating activities	19,454	33,990	5,094

Investing activities:
Purchases of available-for-sale securities	(26,174)	(19,526)	(45,160)
Proceeds from maturities and principal payments on available-for-sale securities	33,742	21,204	46,504
Loan purchases	(124,111)	(112,807)	(99,999)
Loan originations, principal collections, and purchased loan paydowns, net	32,372	16,915	28,975
Purchases and disposals of premises and equipment, net	(981)	(695)	(1,190)
Proceeds from sales of real estate owned and other repossessed collateral	1,266	759	1,537
Redemption of Federal Home Loan Bank stock	286	470	1,694
Net cash used in investing activities	(83,600)	(93,680)	(67,639)

Financing activities:
Issuance of subordinated debt, net of debt issuance costs	-	-	14,512
Net increase in deposits	65,090	89,423	125,679
Net decrease in short-term borrowings	-	-	(2,349)
Dividends paid on common stock	(355)	(357)	(380)
Repurchase of common stock	-	(6,943)	(3,359)
Repayment of FHLBB borrowings and wholesale repurchase agreements	(5,000)	(10,000)	(10,000)
Repayment of capital lease obligation	(268)	(255)	(240)
Repurchases for tax withholdings on restricted common stock	(109)	8	(11)
Stock options exercised, net	(1,093)	(60)	-
Net cash provided by financing activities	58,265	71,816	123,852
Net (decrease) increase in cash and cash equivalents	(5,881)	12,126	61,307
Cash and cash equivalents, beginning of year	163,283	151,157	89,850
Cash and cash equivalents, end of year	$157,402	$163,283	$151,157

Supplemental schedule of cash flow information:
Interest paid	$12,171	$9,502	$7,773
Income taxes paid, net	5,341	7,670	2,166

Supplemental schedule of noncash investing and financing activities:
Transfers from loans to real estate owned and other repossessed collateral, net	$2,769	$2,959	$1,781

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

Business

The Company is a Maine corporation and a bank holding company registered with the Federal Reserve Bank of Boston ("FRB") under the Bank Holding Company Act of 1956. As a bank holding company, the Company is subject to the regulation and supervision of the FRB. The Company provides a full range of banking services to individual and corporate customers throughout south-central and western Maine and conducts loan purchasing and origination activities nationwide through its wholly-owned subsidiary, Northeast Bank (the "Bank"), a Maine state-chartered bank. The Bank is subject to supervision and regulation by applicable state and federal banking agencies, including the Bureau, the Federal Deposit Insurance Corporation ("FDIC"), and the FRB. The Bank faces competition from banks and other financial institutions.

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

Use of Estimates

The consolidated financial statements have been prepared in conformity with US GAAP. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

Cash and Cash Equivalents

For purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents consist of cash and due from banks and short-term investments. The Company is required to maintain a certain reserve balance in the form of cash or deposits with other financial institutions. At June 30, 2018 and 2017, such reserve balances totaled $1.5 million and $2.7 million, respectively.

Available-for-Sale Securities

Securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Those securities held for indefinite periods of time, but not necessarily to maturity are classified as available for sale. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability, liquidity, or capital management strategies and may be sold in response to changes in interest rates, maturities, asset/liability mix, liquidity needs, regulatory capital needs or other business factors. Securities available for sale are carried at estimated fair value with unrealized gains and losses reported on an after-tax basis in shareholders' equity as accumulated other comprehensive income or loss.

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

Security transactions are recorded on the trade date. Realized gains and losses are determined using the specific identification method and are recorded in noninterest income.

Management evaluates securities for other-than-temporary impairment on a periodic basis. Factors considered in determining whether an impairment is other than temporary include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. If the Company intends to sell an impaired security, the Company records an other-than-temporary loss in an amount equal to the entire difference between the fair value and amortized cost. If a security is determined to be other-than-temporarily impaired, but the Company does not intend to sell the security, only the credit portion of the estimated loss is recognized in earnings, with the other portion of the loss recognized in other comprehensive income.

Federal Home Loan Bank Stock

During the periods presented, the Company has owned investments in the stock of the Federal Home Loan Bank of Boston ("FHLBB"). No readily-available market exists for these stocks, and they have no quoted market values. The Bank, as a member of the FHLBB, is required to maintain investments in the capital stock of the FHLBB equal to their membership base investments plus an activity-based investment determined according to the Bank's level of outstanding FHLBB advances. The Company reviews its investments in FHLBB stock periodically to determine if other-than-temporary impairment exists. The Company reviews recent public filings, rating agency analysis and other factors, when making the determination. As of June 30, 2018, no impairment has been recognized.

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

In its SBA Division activities, the Company recognizes the SBA servicing rights as separate assets, which is classified as servicing rights, net, on the consolidated balance sheet. The Company capitalizes SBA servicing rights at the net present value of the fee income and servicing cost spread upon the sale of the related loans. The Company uses the amortization method to subsequently measure servicing assets. The SBA servicing rights are amortized over the estimated weighted average life of the loans. The Company's assumptions with respect to prepayments, which affect the estimated average life of the loans, are adjusted quarterly and as necessary to reflect current circumstances. The Company evaluates the estimated life and fair value of its servicing portfolio based on data that is disaggregated to reflect note rate, type, and term on the underlying loans. The Company performs an assessment of capitalized SBA servicing rights for impairment based on the current fair value of those rights. Fair value of the servicing rights is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, prepayment speeds and default rates and losses. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income.

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

Loans are generally placed on nonaccrual status when they are past due 90 days as to either principal or interest, or when, in management's judgment, the collectability of interest or principal of the loan has been significantly impaired. Loans accounted for under ASC 310-30 are placed on nonaccrual when it is not possible to reach a reasonable expectation of the timing and amount of cash flows to be collected on the loan. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest income on loans. Interest on nonaccrual loans is accounted for on a cash-basis or using the cost-recovery method when collectability is doubtful. A loan is returned to accrual status when collectability of principal is reasonably assured and the loan has performed for a reasonable period of time.

In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a TDR, and therefore, by definition, is an impaired loan. Concessionary modifications may include adjustments to interest rates, extensions of maturity, and other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. For loans accounted for under ASC 310-30, the Company evaluates whether it has granted a concession by comparing the restructured debt terms to the expected cash flows at acquisition plus any additional cash flows expected to be collected arising from changes in estimate after acquisition. As a result, if an ASC 310-30 loan is modified to be consistent with, or better than, the Company's expectations at acquisition, the modified loan would generally not qualify as a TDR. Nonaccrual loans that are restructured generally remain on nonaccrual status for a minimum period of six months to demonstrate that the borrower can meet the restructured terms. If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status. If the borrower's ability to meet the revised payment schedule is not reasonably assured, the loan is classified as a nonaccrual loan. With limited exceptions, loans classified as TDRs remain classified as such until the loan is paid off.

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

There were no significant changes in the Company's policies or methodology pertaining to the general component of the allowance for loan losses during the years ended June 30, 2018 or 2017.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets or the respective lease terms. Premises and equipment under capital leases are amortized over the estimated useful lives of the assets or the respective lease terms, whichever is shorter. Maintenance and repairs are charged to expense as incurred and the cost of major renewals and betterments are capitalized.

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

Real Estate Owned and Other Repossessed Collateral

Assets in control of the Company or acquired through foreclosure or repossession are held for sale and are initially recorded at fair value less estimated costs to sell at the date control is established, resulting in a new cost basis. The amount by which the recorded investment in the loan exceeds the fair value (net of estimated cost to sell) of the foreclosed asset is charged to the allowance for loan losses. Subsequent declines in the fair value of the foreclosed asset below the new cost basis are recorded through the use of a valuation allowance or through a direct write-off. Subsequent increases in the fair value may only be recorded to the extent of any previously recognized valuation allowance. Rental revenue received and gains and losses recognized on foreclosed assets is included in other noninterest income, whereas operating expenses and changes in the valuation allowance relating to foreclosed assets are included in other noninterest expense.

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

Bank-Owned Life Insurance

Increases in the cash surrender value of bank-owned life insurance policies, as well as death benefits received net of any cash surrender value, are recorded in noninterest income, and are not subject to income taxes. The cash surrender value of the policies not previously endorsed to participants are recorded as assets of the Company. Any amounts owed to participants relating to these policies are recorded as liabilities of the Company. The Company reviews the financial strength of the insurance carriers prior to the purchase of life insurance policies and no less than annually thereafter.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Accordingly, changes resulting from the Tax Cuts and Jobs Act (the “Act”) enacted on December 22, 2017 have been recognized in the consolidated financial statements as of and for the year ended June 30, 2018. The Company's policy is to recognize interest and penalties assessed on uncertain tax positions in income tax expense. See Note 12 to the consolidated financial statements. The Company exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities.

There was no reserve for uncertain tax positions as of June 30, 2018 or 2017.

Effective July 1, 2017, with the application of ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, the Company no longer records the excess tax benefits or deficiencies related to share-based compensation in additional paid-in capital. Instead, excess tax benefits or deficiencies are recorded in the income statement as part of the income tax expense on a prospective basis. For interim reporting purposes, the excess tax benefits or deficiencies are recorded as discrete items in the period in which they arise. Excess tax benefits are now presented as an operating activity in the consolidated statement of cash flows. In addition, under the new guidance, when calculating incremental shares for earnings per share, entities exclude from assumed proceeds excess tax benefits that previously would have been recorded in additional paid-in capital. The total income tax benefit recorded in income tax expense relating to excess tax benefits on stock-based compensation for the year ended June 30, 2018 was $1.3 million.

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

Earnings Per Share

Basic earnings per share is calculated using the two-class method. The two-class method is an earnings allocation formula under which earnings per share is calculated from common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings distributed and undistributed, are allocated to participating securities and common shares based on their respective rights to receive dividends. Unvested share-based payment awards that contain non-forfeitable rights to dividends are considered participating securities (i.e. unvested restricted stock), not subject to performance-based measures. Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding (inclusive of participating securities). Diluted earnings per share have been calculated in a manner similar to that of basic earnings per share, except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as those resulting from the exercise of stock options or the attainment of performance measures) were issued during the period, computed using the treasury stock method.

Derivatives

Derivative instruments are carried at fair value in the Company's consolidated financial statements. The accounting for changes in the fair value of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship, and further, by the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income, net of related tax, and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item (i.e., the ineffective portion), if any, is recognized in current earnings during the period. For derivative instruments designated and qualifying as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or liability or an identified portion thereof that is attributable to the hedged risk), the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values. At the inception of a hedge, the Company documents certain items, including but not limited to the following: the relationship between hedging instruments and hedged items, Company risk management objectives, hedging strategies, and the evaluation of hedge transaction effectiveness. Documentation includes linking all derivatives designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions.

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

Advertising Costs

Advertising costs are expensed as incurred.

Segment Reporting

All of the Company's operations are considered by management to be one operating segment.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2015-14, Revenue from Contracts with Customers (Topic 606) (“ASU 2015-14”) was issued in August 2015 which defers adoption to annual reporting periods beginning after December 15, 2017. The timing of the Company’s revenue recognition is not expected to materially change. The Company’s largest portions of revenue, interest and fees on loans and gain on sales of loans, are specifically excluded from the scope of the guidance, and the Company currently recognizes the majority of the remaining revenue sources in a manner that management believes is consistent with the new guidance. Because of this, management believes that revenue recognized under the new guidance will generally approximate revenue recognized under current US GAAP. These observations are subject to change as the evaluation is completed.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This guidance changes how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability exception will be available for equity investments that do not have readily determinable fair values; however, the exception requires the Company to adjust the carrying amount for impairment and observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This guidance also changes certain disclosure requirements and other aspects of current US GAAP. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within the fiscal year. Early adoption is permitted for only one of the six amendments. The impact of the change in equity investments will depend on market conditions, but if applied in fiscal 2018, would have resulted in a loss related to changes in fair value of equity investments of $152 thousand (pre-tax) being recognized in net income versus other comprehensive income. The disclosure of the fair value of “Loans, net” in “Note 18: Fair Value Measurements” is subject to change at adoption of the guidance based on an exit pricing strategy versus an entry pricing strategy when determining the fair value. The Company is currently evaluating the amount of expected change in the disclosure, but the adoption does not impact the operations of the Company.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. Entities will be required to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within the fiscal year. The Company is currently evaluating the impact of the adoption of ASU 2016-02 to determine the potential impact it will have on its consolidated financial statements. The Company’s assets and liabilities will increase based on the present value of the remaining lease payments for leases in place at the adoption date; however, this is not expected to be material to the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Entities are required to recognize the income tax effects of awards in the income statement when the awards vest or are settled. This guidance became effective for the Company for the fiscal year beginning July 1, 2017. For reporting purposes the excess tax benefits or deficiencies shall be recorded as discrete items in the period in which they occur. In addition to the excess tax benefit treatment, the amendment removed the assumed proceeds related to the excess tax benefit from the calculation of diluted shares.

Upon adoption, the most significant impact of this amendment resulted from the prospective application of current excess tax benefits and deficiencies being recognized in income tax expense, which would previously have been recognized in additional paid-in capital. For the year ended June 30, 2018, this item reduced income tax expense and increased net income by approximately $1.3 million, representing an income tax benefit arising from individuals who exercised non-qualified stock options and restricted stock awards that vested during the period. For the year ended June 30, 2017, the Company recognized $27 thousand in additional paid-in-capital related to the excess tax benefit, which, if under the new ASU, would have been recognized as an income tax benefit in the income statement. These amounts, treated as discrete items in the period in which they occur, will vary from year to year as a function of the volume of share-based payments vested or exercised and the then fair market value of the Company's stock in comparison to the compensation cost recognized in the financial statements. In addition to the excess tax benefit treatment, the amendment removed the assumed proceeds related to the excess tax benefit from the calculation of diluted shares which increased diluted weighted average common shares outstanding by 40,966 shares to 9,089,936. This amendment is applied on a prospective basis, and no prior periods were adjusted. Additionally upon adoption, the Company made a policy election to record forfeitures as they occur rather than make use of an estimate. The other provisions did not have a material impact on the Company's consolidated financial statements upon adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) (“ASU 2016-13”). This guidance is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this guidance replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU will be effective for fiscal years beginning after December 15, 2019. Early adoption is available as of the fiscal year beginning after December 15, 2018. The Company is evaluating the provisions of the guidance, and will closely monitor developments and additional guidance to determine the potential impact on the Company’s consolidated financial statements. Management is in the process of identifying the methodologies and the additional data requirements necessary to implement the guidance and has engaged an existing third party service provider to assist in implementation.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”) which amends the scope of modification accounting for share-based payment arrangements. This update provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. This update is effective for public business entities for annual periods being after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted including adopting in any interim period. This update will be applied prospectively to awards modified on or after the effective date. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

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

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and ASU 2018-11, Leases (Topic 842) (“ASU 2018-11”). The guidance provides clarification on the application of ASU 2016-02, specifically on certain narrow aspects of the guidance issued under ASU 2016-02, including comparative reporting requirements for initial adoption and, for lessors only, separating lease and non-lease components in a contract and allocating the consideration in the contract to the separate components. For entities that have not adopted ASU 2016-02 before the issuance of these updates, the amendments in this guidance are the same as the effective date and transition requirements in ASU 2016-02. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

2.  Securities Available for Sale

The following presents a summary of the amortized cost, gross unrealized holding gains and losses, and fair value of securities available for sale.

	June 30, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Government agency securities	$57,129	$-	$(242)	$56,887
Agency mortgage-backed securities	25,276	-	(1,095)	24,181
Other investments measured at net asset value	6,866	-	(247)	6,619
Total	$89,271	$-	$(1,584)	$87,687

	June 30, 2017
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Government agency securities	$57,401	$-	$(233)	$57,168
Agency mortgage-backed securities	33,523	-	(620)	32,903
Other investments measured at net asset value	6,717	-	(95)	6,622
Total	$97,641	$-	$(948)	$96,693

At June 30, 2018, the Company held no securities of any single issuer (excluding the U. S. Government and federal agencies) with a book value that exceeded 10% of shareholders’ equity.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on sale. There were no securities sold during the years ending June 30, 2018 or 2017. At June 30, 2018, no investment securities were pledged as collateral to secure outstanding FHLBB advances.

	June 30, 2018
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government agency securities	$25,988	$(126)	$30,899	$(116)	$56,887	$(242)
Agency mortgage-backed securities	1,265	(27)	22,916	(1,068)	24,181	(1,095)
Other investments measured at net asset value	-	-	5,076	(247)	5,076	(247)
Total	$27,253	$(153)	$58,891	$(1,431)	$86,144	$(1,584)

	June 30, 2017
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government agency securities	$57,168	$(233)	$-	$-	$57,168	$(233)
Agency mortgage-backed securities	19,571	(298)	13,332	(322)	32,903	(620)
Other investments measured at net asset value	5,115	(95)	-	-	5,115	(95)
Total	$81,854	$(626)	$13,332	$(322)	$95,186	$(948)

The following summarizes the Company’s gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

There were no other-than-temporary impairment losses on securities during the years ended June 30, 2018, 2017, and 2016.

At June 30, 2018, the Company had thirty securities in a continuous loss position for greater than twelve months. At June 30, 2018, all of the Company’s available-for-sale securities were issued or guaranteed by either government agencies or government-sponsored enterprises. The decline in fair value of the Company’s available-for-sale securities at June 30, 2018 is attributable to changes in interest rates.

In addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company’s investment portfolio, management of the Company also considers the Company’s ability and intent to hold such securities to maturity or recovery of cost. At June 30, 2018, the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the investment securities before recovery of its amortized cost. As such, management does not believe any of the Company’s available-for-sale securities are other-than-temporarily impaired at June 30, 2018.

The investments measured at net asset value include a fund that seeks to invest in securities either issued or guaranteed by the U.S. government or its agencies, as well as a fund that primarily invests in the federally guaranteed portion of SBA 7(a) loans that adjust quarterly or monthly and are indexed to the Prime Rate. The underlying composition of these funds is primarily government agencies, other investment-grade investments, or the guaranteed portion of SBA 7(a) loans, as applicable. As of June 30, 2018, the effective duration of the fund that seeks to invest in securities either issued or guaranteed by the U.S. government or its agencies is 4.60 years.

The amortized cost and fair values of available-for-sale debt securities by contractual maturity are shown below as of June 30, 2018. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within one year	$33,004	$32,887
Due after one year through five years	33,485	33,101
Due after five years through ten years	15,916	15,080
Due after ten years	-	-
Total	$82,405	$81,068

3.  Loans, Allowance for Loan Losses and Credit Quality

The composition of the Company’s loan portfolio is as follows on the dates indicated.

	June 30, 2018			June 30, 2017
	Originated	Purchased	Total	Originated	Purchased	Total
	(Dollars in thousands)
Residential real estate	$75,873	$13,926	$89,799	$83,759	$3,377	$87,136
Home equity	10,457	-	10,457	13,931	101	14,032
Commercial real estate	303,399	276,051	579,450	256,280	241,724	498,004
Commercial and industrial	187,857	995	188,852	174,468	1,186	175,654
Consumer	3,244	-	3,244	4,369	-	4,369
Total loans	$580,830	$290,972	$871,802	$532,807	$246,388	$779,195

Total loans include deferred loan origination costs, net, of $223 thousand as of June 30, 2018 and $507 thousand as of June 30, 2017.

Loans pledged as collateral with the FHLBB for outstanding borrowings and additional borrowing capacity totaled $128.3 million and $163.5 million at June 30, 2018 and 2017, respectively.

During the years ended June 30, 2018 and 2017, the Company sold four LASG purchased loans with a total principal balance of $2.8 million for a gain of $918 thousand, and a commercial loan portfolio of $18.3 million for a gain of $365 thousand, respectively.

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

As of June 30, 2018 and 2017, the outstanding loan balances to directors, officers, principal shareholders and their associates were $129 thousand and $208 thousand, respectively. All loans to these related parties were current and accruing at those dates.

Past Due and Nonaccrual Loans

The following is a summary of past due and nonaccrual loans:

	June 30, 2018
			Past Due	Past Due
			90 Days or	90 Days or	Total			Non-
	30-59	60-89	More-Still	More-	Past	Total	Total	Accrual
	Days	Days	Accruing	Nonaccrual	Due	Current	Loans	Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$404	$181	$-	$1,201	$1,786	$74,087	$75,873	$2,914
Home equity	89	-	-	154	243	10,214	10,457	298
Commercial real estate	27	210	-	169	406	302,993	303,399	1,499
Commercial and industrial	-	-	-	792	792	187,065	187,857	1,368
Consumer	77	82	-	19	178	3,066	3,244	134
Total originated portfolio	597	473	-	2,335	3,405	577,425	580,830	6,213
Purchased portfolio:
Residential real estate	-	-	-	202	202	13,724	13,926	202
Commercial real estate	659	274	-	3,086	4,019	272,032	276,051	5,180
Commercial and industrial	17	-	-	91	108	887	995	363
Total purchased portfolio	676	274	-	3,379	4,329	286,643	290,972	5,745
Total loans	$1,273	$747	$-	$5,714	$7,734	$864,068	$871,802	$11,958

	June 30, 2017
			Past Due	Past Due
			90 Days or	90 Days or	Total			Non-
	30-59	60-89	More-Still	More-	Past	Total	Total	Accrual
	Days	Days	Accruing	Nonaccrual	Due	Current	Loans	Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$141	$574	$-	$1,398	$2,113	$81,646	$83,759	$3,337
Home equity	49	-	-	58	107	13,824	13,931	58
Commercial real estate	2,266	-	-	124	2,390	253,890	256,280	413
Commercial and industrial	-	-	-	2,433	2,433	172,035	174,468	2,600
Consumer	69	50	-	32	151	4,218	4,369	103
Total originated portfolio	2,525	624	-	4,045	7,194	525,613	532,807	6,511
Purchased portfolio:
Residential real estate	-	1,082	-	16	1,098	2,380	3,478	1,056
Commercial real estate	173	1,997	-	2,922	5,092	236,632	241,724	6,364
Commercial and industrial	-	-	-	-	-	1,186	1,186	32
Total purchased portfolio	173	3,079	-	2,938	6,190	240,198	246,388	7,452
Total loans	$2,698	$3,703	$-	$6,983	$13,384	$765,811	$779,195	$13,963

Allowance for Loan Losses and Impaired Loans

The following table sets forth activity in the Company’s allowance for loan losses:

	Year Ended June 30, 2018
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$477	$2,312	$520	$53	$303	$-	$3,665
Provision	302	544	170	(1)	395	-	1,410
Recoveries	14	-	25	40	-	-	79
Charge-offs	(183)	-	-	(53)	(111)	-	(347)
Ending balance	$610	$2,856	$715	$39	$587	$-	$4,807

	Year Ended June 30, 2017
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$663	$1,195	$297	$62	$133	$-	$2,350
Provision	(33)	1,099	207	54	267	-	1,594
Recoveries	33	21	16	38	-	-	108
Charge-offs	(186)	(3)	-	(101)	(97)	-	(387)
Ending balance	$477	$2,312	$520	$53	$303	$-	$3,665

	Year Ended June 30, 2016
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Beginning balance	$741	$694	$117	$35	$283	$56	$1,926
Provision	21	547	243	76	787	(56)	1,618
Recoveries	35	5	14	17	-	-	71
Charge-offs	(134)	(51)	(77)	(66)	(937)	-	(1,265)
Ending balance	$663	$1,195	$297	$62	$133	$-	$2,350

The following table sets forth information regarding the allowance for loan losses by portfolio segment and impairment methodology.

	June 30, 2018
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$322	$139	$120	$6	$-	$-	$587
Collectively evaluated	288	2,717	595	33	-	-	3,633
ASC 310-30	-	-	-	-	587	-	587
Total	$610	$2,856	$715	$39	$587	$-	$4,807

Loans:
Individually evaluated	$5,682	$2,882	$3,008	$292	$-	$-	$11,864
Collectively evaluated	80,648	300,517	184,849	2,952	-	-	568,966
ASC 310-30	-	-	-	-	290,972	-	290,972
Total	$86,330	$303,399	$187,857	$3,244	$290,972	$-	$871,802

	June 30, 2017
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$252	$147	$149	$4	$-	$-	$552
Collectively evaluated	225	2,165	371	49	-	-	2,810
ASC 310-30	-	-	-	-	303	-	303
Total	$477	$2,312	$520	$53	$303	$-	$3,665

Loans:
Individually evaluated	$5,676	$1,759	$2,694	$296	$-	$-	$10,425
Collectively evaluated	92,014	254,521	171,774	4,073	-	-	522,382
ASC 310-30	-	-	-	-	246,388	-	246,388
Total	$97,690	$256,280	$174,468	$4,369	$246,388	$-	$779,195

The following table sets forth information regarding impaired loans. Loans accounted for under ASC 310-30 that have performed based on cash flow and accretable yield expectations determined at date of acquisition are not considered impaired assets and have been excluded from the tables below.

	June 30, 2018			June 30, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$3,162	$3,154	$-	$4,052	$4,084	$-
Commercial real estate	1,641	1,634	-	359	354	-
Commercial and industrial	2,401	2,401	-	1,870	1,870	-
Consumer	271	296	-	250	271	-
Purchased:
Residential real estate	202	420	-	1,056	1,099	-
Commercial real estate	6,601	11,276	-	8,696	11,468	-
Commercial and industrial	108	1,420	-	32	65	-
Total	14,386	20,601	-	16,315	19,211	-
Impaired loans with a valuation allowance:
Originated:
Residential real estate	2,520	2,497	322	1,624	1,595	252
Commercial real estate	1,241	1,233	139	1,400	1,388	147
Commercial and industrial	607	607	120	824	824	149
Consumer	21	22	6	46	55	4
Purchased:
Commercial real estate	4,748	5,362	280	3,528	3,929	176
Commercial and industrial	349	407	307	94	108	55
Total	9,486	10,128	1,174	7,516	7,899	783
Total impaired loans	$23,872	$30,729	$1,174	$23,831	$27,110	$783

The following tables set forth information regarding interest income recognized on impaired loans.

	Year Ended June 30,
	2018
	Average	Interest
	Recorded	Income
	Investment	Recognized
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$3,697	$94
Commercial real estate	2,054	183
Commercial and industrial	1,904	105
Consumer	271	18
Purchased:
Residential real estate	489	-
Commercial real estate	8,754	275
Commercial and industrial	42	-
Total	17,211	675
Impaired loans with a valuation allowance:
Originated:
Residential real estate	2,120	159
Commercial real estate	1,379	92
Commercial and industrial	753	6
Consumer	33	2
Purchased:
Residential real estate	66	1
Commercial real estate	4,266	186
Commercial and industrial	251	3
Total	8,868	449
Total impaired loans	$26,079	$1,124

	Years Ended June 30,
	2017		2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$3,775	$106	$2,584	$151
Commercial real estate	454	19	978	31
Commercial and industrial	1,195	33	9	-
Consumer	225	14	255	27
Purchased:
Residential real estate	1,086	1	563	51
Commercial real estate	6,474	267	6,123	140
Commercial and industrial	28	-	-	-
Total	13,237	440	10,512	400
Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,798	117	1,984	96
Commercial real estate	1,219	100	1,056	63
Commercial and industrial	532	13	1	-
Consumer	77	7	53	3
Purchased:
Commercial real estate	1,636	86	1,346	83
Commercial and industrial	35	2	-	-
Total	5,297	325	4,440	245
Total impaired loans	$18,534	$765	$14,952	$645

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

The following tables present the Company’s loans by risk rating.

	June 30, 2018
	Originated Portfolio
	Commercial	Commercial	Residential Real	Purchased
	Real Estate	and Industrial	Estate(1)	Portfolio	Total
	(Dollars in thousands)
Pass (1- 6)	$298,200	$184,024	$13,531	$279,111	$774,866
Special mention (7)	3,505	2,198	100	5,899	11,702
Substandard (8)	1,694	1,635	823	5,962	10,114
Doubtful (9)	-	-	-	-	-
Loss (10)	-	-	-	-	-
Total	$303,399	$187,857	$14,454	$290,972	$796,682

	June 30, 2017
	Originated Portfolio
	Commercial	Commercial	Residential Real	Purchased
	Real Estate	and Industrial	Estate(1)	Portfolio	Total
	(Dollars in thousands)
Pass (1- 6)	$253,041	$171,160	$10,039	$229,980	$664,220
Special mention (7)	2,686	2,483	71	9,622	14,862
Substandard (8)	554	825	803	6,786	8,968
Doubtful (9)	-	-	19	-	19
Loss (10)	-	-	-	-	-
Total	$256,281	$174,468	$10,932	$246,388	$688,069

(1) Certain loans made for commercial purposes, but secured by residential collateral, are rated under the Company’s risk-rating system.

Troubled Debt Restructurings

The following table shows the Company’s post-modification balance of TDRs by type of modification.

	Years Ended June 30,
	2018		2017
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
Extended maturity	3	$73	9	$4,537
Adjusted interest rate	1	15	6	424
Rate and maturity	4	2,302	5	1,317
Principal deferment	8	3,362	3	1,978
Court ordered concession	1	94	-	-
Total	17	$5,846	23	$8,256

The following table shows loans modified in a TDR and the change in the recorded investment subsequent to the modifications.

	Years Ended June 30,
	2018			2017
		Recorded	Recorded		Recorded	Recorded
	Number of	Investment	Investment	Number of	Investment	Investment
	Contracts	Pre-Modification	Post-Modification	Contracts	Pre-Modification	Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	8	$707	$709	9	$964	$1,084
Home equity	-	-	-	-	-	-
Commercial real estate	5	3,303	3,370	2	195	195
Commercial and industrial	1	655	655	2	1,867	1,937
Consumer	-	-	-	-	-	-
Total originated portfolio	14	4,665	4,734	13	3,026	3,216

Purchased portfolio:
Commercial real estate	2	820	844	9	4,895	4,946
Commercial and industrial	1	269	268	1	94	94
Total purchased portfolio	3	1,089	1,112	10	4,989	5,040
Total	17	$5,754	$5,846	23	$8,015	$8,256

As of June 30, 2018, there were no further commitments to lend to borrowers associated with loans modified in a TDR.

The Company considers TDRs past due 90 days or more to be in payment default. No loans modified in a TDR in the last twelve months defaulted during the years ended June 30, 2018 and 2017.

ASC 310-30 Loans

The following tables present a summary of loans accounted for under ASC 310-30 that were acquired by the Company during the period indicated.

	Years Ended June 30,
	2018	2017	2016
	(Dollars in thousands)
Contractually required payments receivable	$179,726	$175,274	$148,394
Nonaccretable difference	(4,321)	(4,518)	(2,050)
Cash flows expected to be collected	175,405	170,756	146,344
Accretable yield	(51,294)	(57,949)	(46,345)
Fair value of loans acquired	$124,111	$112,807	$99,999

Certain of the loans accounted for under ASC 310-30 that were acquired by the Company are not accounted for using the income recognition model because the Company cannot reasonably estimate cash flows expected to be collected. When acquired these loans are placed on nonaccrual. The carrying amounts of such loans are as follows.

	As of and for the Years Ended June 30,
	2018	2017	2016
	(Dollars in thousands)
Loans acquired during the period	$820	$1,850	$424
Loans at end of period	5,278	6,582	4,512

The following tables summarize the activity in the accretable yield for loans accounted for under ASC 310-30.

	Years Ended June 30,
	2018	2017	2016
	(Dollars in thousands)
Beginning balance	$131,197	$124,151	$111,449
Acquisitions	51,294	57,949	46,345
Accretion	(17,947)	(18,468)	(16,900)
Reclassifications from nonaccretable difference to accretable yield	5,827	6,109	7,079
Disposals and other changes	(32,193)	(38,544)	(23,822)
Ending balance	$138,178	$131,197	$124,151

The following table provides information related to the unpaid principal balance and carrying amounts of ASC 310-30 loans.

	June 30, 2018	June 30, 2017
Unpaid principal balance	$318,876	$271,709
Carrying amount	284,317	239,583

4.  Transfers and Servicing of Financial Assets

The Company sells loans in the secondary market and, for certain loans, retains the servicing responsibility. Consideration for the sale includes the cash received as well as the related servicing rights asset. The Company receives fees for the services provided.

Capitalized servicing rights as of June 30, 2018 totaled $3.0 million, compared to $2.8 million as of June 30, 2017, and are classified as servicing rights, net, on the consolidated balance sheets.

Mortgage loans sold in the year ended June 30, 2018 totaled $63.8 million, compared to $74.7 million in the year ended June 30, 2017. Mortgage loans serviced for others totaled $8.7 million at June 30, 2018 and $10.7 million at June 30, 2017. Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $32.2 million and $25.2 million at June 30, 2018 and 2017, respectively.

SBA loans sold during the year ended June 30, 2018 totaled $29.2 million, compared to $53.8 million in the year ended June 30, 2017. SBA loans serviced for others totaled $162.0 million at June 30, 2018 and $144.4 million at June 30, 2017.

Mortgage and SBA loans serviced for others are accounted for as sales and therefore are not included on the accompanying consolidated balance sheets. The risks inherent in mortgage servicing assets and SBA servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.

Contractually specified servicing fees were $817 thousand, $988 thousand, and $649 thousand for the years ended June 30, 2018, 2017 and 2016, respectively, and were included as a component of fees for other services to customers within noninterest income.

The significant assumptions used in the valuation for loan servicing rights as of June 30, 2018 included a discount rate, ranging from 9.0% to 16.0% and a weighted average prepayment speed assumption of 10.6%.

SBA servicing rights activity was as follows:

(Dollars in thousands)
Balance, June 30, 2015	$1,077
Additions	1,230
Disposals	(38)
Amortization	(52)
Impairment	(463)
Balance, June 30, 2016	1,754
Additions	1,529
Amortization	(224)
Impairment	(220)
Balance, June 30, 2017	2,839
Additions	931
Amortization	(769)
Impairment	(31)
Balance, June 30, 2018	$2,970

5.  Premises and Equipment

Premises and equipment consists of the following:

	June 30, 2018	June 30, 2017	Estimated Useful Life
	(Dollars in thousands)		(In years)
Land	$767	$767	n/a
Buildings	1,702	1,755	39
Assets recorded under capital lease	1,850	1,850	Term of lease
Leasehold and building improvements	3,646	3,150	5	-	39	(or term of lease, if shorter)
Furniture, fixtures and equipment	8,749	8,274				3	-	7
Total	16,714	15,796
Less accumulated depreciation	10,123	8,859
Net premises and equipment	$6,591	$6,937

Depreciation and amortization of premises and equipment included in occupancy and equipment expense was $1.3 million for the year ended June 30, 2018, $1.4 million for the year ended June 30, 2017 and $1.6 million for the year ended June 30, 2016.

6.  Intangible Assets

At June 30, 2018 and 2017, intangible assets consisted of a core deposit intangible. The Company’s core deposit intangible is being amortized on an accelerated basis over 9.5 years, with an estimated remaining life of 2 years.

The changes in the carrying amount of the core deposit intangible follow:

(Dollars in thousands)
June 30, 2015	$2,209
Amortization	(477)
June 30, 2016	$1,732
Amortization	(432)
June 30, 2017	$1,300
Amortization	(433)
June 30, 2018	$867

The components of core deposit intangible follow:

	June 30, 2018	June 30, 2017
	(Dollars in thousands)
Core Deposit Intangible:
Gross carrying amount	$6,348	$6,348
Accumulated amortization	(5,481)	(5,048)
Intangible asset, net	$867	$1,300

Expected annual amortization expense associated with the core deposit intangible over the period of estimated economic benefit is as follows:

Fiscal Year	Expected Amortization Expense
(Dollars in thousands)
2019	$433
2020	434
Total	$867

7.  Deposits

The composition of deposits is as follows:

	June 30, 2018	June 30, 2017
	(Dollars in thousands)
Demand	$72,272	$69,827
NOW	73,347	71,247
Money market	420,886	374,569
Regular savings	36,290	37,170
Time certificates	352,145	337,037
Total deposits	$954,940	$889,850

There were no time deposits greater than $250 thousand as of June 30, 2018 and 2017.

The scheduled maturities of time certificates by fiscal year are as follows:

Fiscal Year	June 30, 2018
(Dollars in thousands)
2019	$248,119
2020	63,986
2021	22,263
2022	12,606
2023	5,171
Thereafter	-
Total	$352,145

8.  Borrowings

Federal Home Loan Bank Advances

A summary of advances from the Federal Home Loan Bank of Boston follows:

Maturity	Unpaid Principal Balance		Carrying Amount(1)		Weighted Average Interest Rate
By Fiscal	2018	2017	2018	2017	2018	2017
Year	(Dollars in thousands)
2018	$-	$20,000	$-	$20,011	0.00%	1.94%
2019	15,000	-	15,000	-	2.05%	0.00%
	$15,000	$20,000	$15,000	$20,011	2.05%	1.94%

(1)

The difference between the carrying amount and the unpaid principal balance is the result of purchase accounting. The premium or discount is being amortized or accreted as interest expense over the instrument’s contractual life.

At June 30, 2018, no FHLBB advances were subject to call provisions and as such, may not be called prior to the stated maturity.

Certain mortgage loans, free of liens, pledges and encumbrances have been pledged under a blanket agreement to secure these advances. The Company is required to own stock in the Federal Home Loan Bank of Boston in order to borrow from the FHLBB.

At June 30, 2018, the Company had approximately $48.7 million of additional capacity to borrow from the FHLBB.

Capital Lease Obligation

In fiscal 2006, the Company recognized a capital lease obligation for its Lewiston, Maine, headquarters. The present value of the lease payments over fifteen years exceeded 90% of the fair value of the property.

The outstanding capital lease obligations are as follows for years ending June 30:

Capital Lease Obligation
(Dollars in thousands)
2019	$306
2020	306
2021	25
Total	637
Imputed interest	(32)
Capital lease obligation	$605

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

The following table summarizes the Junior Subordinated Debentures issued by the Company to each affiliated trust and the Private Trust Securities issued by each affiliated trust as of June 30, 2018 and June 30, 2017. Amounts include the junior subordinated debentures acquired by the affiliated trusts from the Company with the capital contributed by the Company in exchange for the common securities of such trust, which were $93 thousand each for NBN Capital Trust II and III and $310 thousand for NBN Capital Trust IV. The trust preferred securities (the "Preferred Securities") were sold in two separate private placement offerings. The Company has the right to redeem the Junior Subordinated Debentures, in whole or in part, on or after March 30, 2009, for NBN Capital Trust II and III, and on or after February 23, 2010, for NBN Capital Trust IV, at the redemption price specified in the associated Indenture, plus accrued but unpaid interest to the redemption date.

	Maturity Date	Unpaid Principal Balance		Carrying Amount(1)
		2018	2017	2018	2017
		(Dollars in thousands)
NBN Capital Trust II	March 30, 2034	$3,093	$3,093	$1,940	$1,901
NBN Capital Trust III	March 30, 2034	3,093	3,093	1,940	1,901
NBN Capital Trust IV	February 23, 2035	10,310	10,310	5,358	5,209
		$16,496	$16,496	$9,238	$9,011

(1)	The difference between the carrying amount and the unpaid principal balance is the result of purchase accounting. The premium or discount is being amortized or accreted as interest expense over the instrument’s contractual life.

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

Subordinated Notes

On June 29, 2016, the Company entered into a Subordinated Note Purchase Agreement with certain institutional accredited investors (the “Purchasers”) whereby the Company sold and issued $15.05 million in aggregate principal amount of 6.75% fixed-to-floating subordinated notes due 2026 (the “Notes”). The Notes were issued by the Company to the Purchasers at a price equal to 100% of their face amount. Issuance costs were $552 thousand and have been netted against Subordinated Debt on the consolidated balance sheet. These costs are being amortized over five years, which represents the period from issuance to the first redemption date of July 1, 2021. Total amortization expense for both years ended June 30, 2018 and 2017 was $110 thousand, with $331 thousand remaining to be amortized as of June 30, 2018.

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

10.  Capital and Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."

As of June 30, 2018 and 2017, the most recent notification from the Company's and the Bank's regulator categorized the Company and the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Company and the Bank must maintain minimum Common equity tier 1 capital, total capital, Tier 1 capital and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's regulatory designation as "well-capitalized" under the regulatory framework for prompt corrective action.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios as set forth in the table below. At June 30, 2018 and 2017, the Company's and the Bank's ratios exceeded the regulatory requirements. Management believes that the Company and the Bank met all capital adequacy requirements to which they were subject as of June 30, 2018 and 2017. The Company's and the Bank's regulatory capital ratios are set forth below.

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions		Minimum Capital Ratio with Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Ratio

	(Dollars in thousands)
June 30, 2018:
Common equity tier 1 capital to risk weighted assets:
Company	$139,247	16.02%	$39,113	>4.5%	N/A	N/A	7.0%
Bank	156,856	18.04%	39,120	>4.5%	$56,506	>6.5%	7.0%

Total capital to risk weighted assets:
Company	167,567	19.28%	69,535	>8.0%	N/A	N/A	10.5%
Bank	161,714	18.60%	69,546	>8.0%	86,933	>10.0%	10.5%

Tier 1 capital to risk weighted assets:
Company	147,990	17.03%	52,151	>6.0%	N/A	N/A	8.5%
Bank	156,856	18.04%	52,160	>6.0%	69,546	>8.0%	8.5%

Tier 1 capital to average assets:
Company	147,990	13.12%	45,102	>4.0%	N/A	N/A	4.0%
Bank	156,856	13.92%	45,075	>4.0%	56,344	>5.0%	4.0%

June 30, 2017:
Common equity tier 1 capital to risk weighted assets:
Company	$123,442	16.00%	$34,714	>4.5%	N/A	N/A	7.0%
Bank	138,744	17.98%	34,727	>4.5%	$50,162	>6.5%	7.0%

Total capital to risk weighted assets:
Company	150,269	19.48%	61,715	>8.0%	N/A	N/A	10.5%
Bank	142,447	18.46%	61,737	>8.0%	77,172	>10.0%	10.5%

Tier 1 capital to risk weighted assets:
Company	131,958	17.11%	46,286	>6.0%	N/A	N/A	8.5%
Bank	138,744	17.98%	46,303	>6.0%	61,737	>8.0%	8.5%

Tier 1 capital to average assets:
Company	131,958	12.81%	41,215	>4.0%	N/A	N/A	4.0%
Bank	138,744	13.46%	41,238	>4.0%	51,547	>5.0%	4.0%

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

11.  Earnings Per Common Share (“EPS”)

EPS is computed by dividing net income allocated to common shareholders by the weighted-average common shares outstanding. The following table shows the weighted-average number of common shares outstanding for the periods indicated. Shares issuable relative to stock options granted have been reflected as an increase in the shares outstanding used to calculate diluted EPS, after applying the treasury stock method. The number of shares outstanding for basic and diluted EPS is presented as follows:

	Years ended June 30,
	2018	2017	2016
	(Dollars in thousands, except share and per share data)
Net income	$16,166	$12,339	$7,619

Weighted average shares used in calculation of basic earnings per share	8,906,710	8,898,448	9,474,999
Incremental shares from assumed exercise of dilutive securities	222,442	54,166	9,636
Weighted average shares used in calculation of diluted earnings per share	9,129,152	8,952,614	9,484,635

Earnings per common share:	$1.81	$1.39	$0.80
Diluted earnings per common share:	$1.77	$1.38	$0.80

For the years ended June 30, 2018, 2017, and 2016, the following stock options were excluded from the calculation of diluted EPS due to the exercise price of these options exceeding the average market price of the Company's common stock for the period. These options, which were not dilutive at that date, may potentially dilute EPS in the future.

	Years ended June 30,
	2018	2017	2016
Stock options	-	642,641	714,545

12.  Income Taxes

The current and deferred components of income tax expense follows:

	Years Ended June 30,
	2018	2017	2016
	(Dollars in thousands)
Current provision
Federal	$4,133	$7,071	$1,544
State	1,606	1,753	438
Total current provision	5,739	8,824	1,982
Deferred expense (benefit)
Federal	1,189	(792)	1,761
State	103	(233)	361
Total deferred expense (benefit)	1,292	(1,025)	2,122
Total tax provision	$7,031	$7,799	$4,104

The reconciliation between the statutory federal income tax rate of 28% for fiscal 2018 and 35% for fiscal 2017 and 2016, and the effective tax rate on income follows:

	Years Ended June 30,
	2018	2017	2016
	(Dollars in thousands)
Expected income tax expense at federal tax rate	$6,509	$7,048	$3,986
State tax, net of federal tax benefit	1,231	988	527
Non-taxable BOLI income	(124)	(159)	(153)
Low-income housing tax credit, net of adoption of ASU 2014-01	(37)	(40)	(42)
Tax exempt interest income	(5)	(76)	(76)
Stock compensation excess tax benefits (ASU 2016-09)	(1,266)	-	-
Statutory rate change	497	-	-
Other	226	38	(138)
Total tax provision	$7,031	$7,799	$4,104

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30 follows:

	June 30,
	2018 (1)	2017 (2)
	(Dollars in thousands)
Deferred tax assets
Allowance for loan losses	$1,315	$1,462
Loan basis differential	931	1,242
Capital lease	166	348
Compensation and benefits	252	1,425
Stock-based compensation	863	1,651
Unrealized loss on derivatives	224	640
Unrealized loss on available for sale securities	428	360
Interest on nonperforming loans	349	418
Derivative basis differential	41	-
Other	406	585
Gross deferred tax asset	4,975	8,131
Less: valuation allowance	-	-
Total deferred tax assets	4,975	8,131
Deferred tax liabilities
Intangible assets	237	519
Prepaid expenses	433	385
Premises and equipment	707	926
Borrowings basis differential	1,939	2,943
Other	812	1,135
Total deferred tax liability	4,128	5,908
Net deferred tax asset	$847	$2,223

(1)	2018 balances reflect a statutory rate of 21%
(2)	2017 balances reflect a statutory rate of 35%

The net deferred tax asset was included in other assets in the accompanying consolidated balance sheets as of June 30, 2018 and June 30, 2017.

On December 22, 2017, the Act became law. The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduced the corporate tax rate from a maximum of 35% to 21%. However, as the Company is a fiscal year June 30 year end, the blended corporate tax rate for the year ended June 30, 2018 was 28%. The corporate tax rate reduction to 21% is effective July 1, 2018.

In accordance with ASC 740, Income Taxes, deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the tax benefit depends upon the existence of sufficient taxable income within the carry-back and future periods. The Company believes that it is more likely than not that the net deferred tax asset as of June 30, 2018 will be realized, based upon the ability to generate future taxable income as well as the availability of current and historical taxable income.

For federal tax purposes, the Company has a $2.0 million reserve for loan losses which remains subject to recapture. If any portion of the reserve is used for purposes other than to absorb the losses for which it was established, approximately 130% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year in which used. As the Company intends to use the reserve only to absorb loan losses, no provision has been made for potential liability that would result if 100% of the reserve were recaptured.

The Company made adjustments amounting to $97 thousand to deferred tax assets representing future deductions for accrued compensation that are subject to new limitations under Internal Revenue Code Section 162(m) which, generally, limits the annual deduction for certain compensation paid to certain employees to $1 million.

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

	Tax Position	Interest and Penalties	Total
(Dollars in thousands)
Balance at June 30, 2015	$109	$18	$127
Reduction of tax positions for prior years	(42)	(4)	(46)
Increase for prior year tax position	-	-	-
Increase for current year tax position	-	-	-
Balance at June 30, 2016	$67	$14	$81
Reduction of tax positions for prior years	(67)	(14)	(81)
Increase for prior year tax position	-	-	-
Increase for current year tax position	-	-	-
Balance at June 30, 2017	$-	$-	$-
Reduction of tax positions for prior years	-	-	-
Increase for prior year tax position	-	-	-
Increase for current year tax position	-	-	-
Balance at June 30, 2018	$-	$-	$-

The Company is currently open to audit under the statute of limitations by the IRS and state taxing authorities for the fiscal 2015 tax return and forward.

13.     Employee Benefit Plans

401(k) Plan

The Company offers a contributory 401(k) plan that is available to all full-time salaried and hourly-paid employees who have attained age 18, and completed 90 days of employment. Employees may contribute up to 100% of their base compensation, subject to IRS limitations. The Company will match 50% of each employee's contribution up to the first 6% contributed. For the years ended June 30, 2018, 2017, and 2016, the Company contributed $340 thousand, $355 thousand and $331 thousand, respectively.

Deferred Compensation

The Company has individual deferred compensation agreements with five former senior officers. The Company recognized deferred compensation expense of $31 thousand for each of the years ended June 30, 2018, 2017, and 2016, respectively. At June 30, 2018, 2017 and 2016, the Company's deferred compensation liability was $526 thousand, $540 thousand and $541 thousand, respectively.

14.	Stock-Based Compensation

At the 2017 annual meeting of shareholders, the Company's shareholders ratified the Northeast Bancorp Amended and Restated 2010 Stock Option and Incentive Plan (the "Restated Plan"). The Restated Plan amends and restates the Northeast Bancorp 2010 Option and Incentive Plan (the "2010 Plan"). The key material differences between the 2010 Plan and the Restated Plan are:

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

●	Minimum vesting periods are required for grants of restricted stock, restricted stock units and performance share awards; and
●	The term of the Restated Plan will now expire on November 28, 2022, while grants of incentive options under the Restated Plan may be made until September 21, 2022.

A summary of stock option activity for the year ended June 30, 2018 follows:

		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of year	890,866	$12.43
Granted	-	-
Exercised	(373,634)	12.86
Forfeited	(81,006)	14.52
Outstanding at end of year	436,226	12.46
Exercisable	436,226	12.46

		Weighted Average
	Shares	Grant Date Fair Value
Exercisable, beginning of year	506,911	$3.18
Vested	302,949	2.33
Exercised	(373,634)	2.89
Forfeited or expired	-	-
Exercisable, end of year	436,226	2.89

There were no options granted in the year ended June 30, 2018 or 2017.

The expected volatility is based on historical volatility. The risk-free interest rate is for periods within the expected life of the awards, and is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on expected exercise experience.

The following table summarizes information about stock options outstanding at June 30, 2018:

Options Outstanding				Options Exercisable
(Dollars in thousands, except per share data)
Weighted Average		Weighted Average Remaining Life	Aggregate Intrinsic	Weighted Average		Weighted Average Remaining Life	Aggregate Intrinsic
Exercise Price	Number	(in years)	Value	Exercise Price	Number	(in years)	Value
$9.38	139,607	4.59	$1,734	$9.38	139,607	4.59	$1,734
12.63	5,000	3.58	45	12.63	5,000	3.58	45
13.93	291,619	2.50	2,295	13.93	291,619	2.50	2,295
12.46	436,226	3.18	$4,074	12.46	436,226	3.18	$4,074

A summary of restricted stock activity for the year ended June 30, 2018 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	395,430	$10.69
Granted	22,000	22.41
Vested	(59,093)	9.65
Forfeited	(40,003)	10.54
Unvested at end of period	318,334	11.71

A summary of the vesting schedule for the shares granted in the year ended June 30, 2018 follows:

•	10,000 restricted shares vest in three equal annual installments, commencing on August 31, 2020;
•	2,000 restricted shares vest in three equal annual installments, commencing on November 10, 2020; and,
•	10,000 restricted shares vest in three equal annual installments, commencing on January 5, 2021.

Stock-based compensation totaled $870 thousand for the year ended June 30, 2018, $945 thousand for the year ended June 30, 2017, and $613 thousand for the year ended June 30, 2016. The tax benefit related to stock-based compensation expensed totaled $264 thousand for the year ended June 30, 2018, $366 thousand for the year ended June 30, 2017 and $215 thousand for the year ended June 30, 2016. The estimated amount and timing of future pre-tax stock-based compensation expense to be recognized are as follows.

	Years Ended June 30,
	2019	2020	2021	2022	2023	Total
	(Dollars in thousands)
Stock options	$-	$-	$-	$-	$-	$-
Restricted stock	939	575	355	165	37	2,071
	$939	$575	$355	$165	$37	$2,071

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

Financial instruments with contract amounts which represent credit risk are as follows:

	June 30,
	2018	2017
	(Dollars in thousands)
Commitments to originate loans	$20,431	$15,244
Unused lines of credit	29,478	31,858
Standby letters of credit	3,183	3,400
Commitment to fund investment	1,000	1,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The Company has recorded an allowance for possible losses on commitments and unfunded loans totaling $52 thousand and $39 thousand recorded in other liabilities at June 30, 2018 and 2017, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of June 30, 2018 and 2017, the maximum potential amount of the Company's obligation was $3.2 million and $3.4 million, respectively, for financial and standby letters of credit. The Company's outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer's underlying line of credit. If the customer's line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

In the year ended June 30, 2016, the Company committed $2.5 million to a fund that acquires CRA qualified investments in loans for the Company’s portfolio. The fund manager calls the funds from the Company when an investment is successfully acquired. During the year ended June 30, 2017, the fund called $1.5 million from the Company. The Company has a remaining commitment of $1.0 million as of June 30, 2018 to a fund that invests in the federally guaranteed portion of SBA 7(a) loans.

Lease Obligations

The Company leases certain properties used in operations under terms of various non-cancelable operating leases, most of which include renewal options. The leases contain renewal options and escalation clauses which provide for increased rental expense as these leases expire. Rental expense under leases totaled $1.2 million for each of the years ended June 30, 2018, 2017, and 2016.

Approximate future minimum lease payments over the remaining terms of the Company's leases at June 30, 2018 are as follows:

Minimum lease payments
(Dollars in thousands)
2019	$1,257
2020	1,256
2021	1,236
2022	1,255
2023	689
Thereafter	1,361
Total	$7,054

Legal Proceedings

The Company and its subsidiary are parties to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company's consolidated financial position or results of operations.

16.  Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) follows:

	Years Ended June 30,
	2018			2017
	Pre-tax	Tax Expense	After-tax	Pre-tax	Tax Expense	After-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
	(Dollars in thousands)
Change in net unrealized loss on available-for-sale securities	$(636)	$(171)	$(465)	$(1,145)	$(434)	$(711)
Change in accumulated gain on effective cash flow hedges	750	203	547	1,550	592	958
Reclassification adjustment included in net income	106	34	72	43	16	27
Total derivatives and hedging activities	856	237	619	1,593	608	985
Adoption of ASU 2018-02	-	283	(283)	-	-	-
Total other comprehensive (loss) income	$220	$349	$(129)	$448	$174	$274

	Year Ended June 30,
	2016
	Pre-tax	Tax Expense	After-tax
	Amount	(Benefit)	Amount
	(Dollars in thousands)
Change in net unrealized gain on available-for-sale securities	$1,033	$393	$640
Change in accumulated loss on effective cash flow hedges	(2,032)	(776)	(1,256)
Reclassification adjustment included in net income	(3)	(1)	(2)
Total derivatives and hedging activities	(2,035)	(777)	(1,258)
Total other comprehensive loss	$(1,002)	$(384)	$(618)

Accumulated other comprehensive loss is comprised of the following components:

	June 30, 2018	June 30, 2017	June 30, 2016
	(Dollars in thousands)
Unrealized (loss) gain on available-for-sale securities	$(1,584)	$(948)	$197
Tax effect	428	360	(75)
Net-of-tax amount	(1,156)	(588)	122
Unrealized loss on cash flow hedges	(827)	(1,683)	(3,276)
Tax effect	222	639	1,248
Net-of-tax amount	(605)	(1,044)	(2,028)
Accumulated other comprehensive loss	$(1,761)	$(1,632)	$(1,906)

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

The Company currently holds derivative instruments that contain credit-risk related features that are in a net liability position, which may require that collateral be assigned to dealer banks. At June 30, 2018 and 2017, the Company had posted cash collateral totaling $800 thousand and $1.7 million, respectively, with dealer banks related to derivative instruments in a net liability position.

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

Information pertaining to outstanding interest rate caps and swap agreements used to hedge junior subordinated debt and FHLBB advances is as follows:

June 30, 2018
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Loss	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps on FHLB advances:
$5,000	July 2013	July 2033	3 Mo. LIBOR	2.05%	3.38%	n/a	$(293)	$(293)	Other Liabilities
5,000	July 2013	July 2028	3 Mo. LIBOR	2.05%	3.23%	n/a	(154)	(154)	Other Liabilities
5,000	July 2013	July 2023	3 Mo. LIBOR	2.05%	2.77%	n/a	15	15	Other Assets
Forward-starting interest rate swaps on Trust Preferred Securities:
6,000	February 2018	September 2029	3 Mo. LIBOR	5.14%	5.88%	n/a	(81)	(81)	Other Liabilities
10,000	February 2018	February 2030	3 Mo. LIBOR	4.23%	4.98%	n/a	(140)	(140)	Other Liabilities
Interest rate caps:
6,000	October 2014	September 2019	3 Mo. LIBOR	n/a	n/a	2.50%	(91)	15	Other Assets
10,000	March 2015	February 2020	3 Mo. LIBOR	n/a	n/a	2.50%	(83)	49	Other Assets
$47,000							$(827)	$(589)

June 30, 2017
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Loss	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps on FHLB advances:
$5,000	July 2013	July 2033	3 Mo. LIBOR	1.30%	3.38%	n/a	$(666)	$(666)	Other Liabilities
5,000	July 2013	July 2028	3 Mo. LIBOR	1.30%	3.23%	n/a	(471)	(471)	Other Liabilities
5,000	July 2013	July 2023	3 Mo. LIBOR	1.30%	2.77%	n/a	(218)	(218)	Other Liabilities
Interest rate caps:
6,000	October 2014	September 2019	3 Mo. LIBOR	n/a	n/a	2.50%	(142)	4	Other Assets
10,000	March 2015	February 2020	3 Mo. LIBOR	n/a	n/a	2.50%	(186)	14	Other Assets
$31,000							$(1,683)	$(1,337)

During the years ended June 30, 2018, 2017 and 2016, no interest rate cap or swap agreements were terminated prior to maturity. Changes in the fair value of interest rate caps and swaps designated as hedging instruments of the variability of cash flows associated with variable rate debt are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the debt affects earnings. Risk management results for the years ended June 30, 2018, 2017 and 2016 related to the balance sheet hedging of variable rate debt indicates that the hedges were effective.

Amounts recognized in income related to amounts excluded from effectiveness testing resulted from amortization of the acquisition price of interest rate caps. For the years ended June 30, 2018 and 2017, amounts recognized in income related to the amortization of the interest rate caps. The table below presents amounts recognized in income related to interest rate cap amortization, hedge ineffectiveness and amounts excluded from effectiveness testing.

	Years Ended June 30,
	2018	2017	2016
	(Dollars in thousands)
Interest income (expense):
Interest rate caps	$(106)	$(43)	$3
Interest rate swap	-	-	-
Total	$(106)	$(43)	$3

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

Fair Value of other Financial Instruments:

Cash and cash equivalents - The fair value of cash, due from banks, interest-bearing deposits and Federal Home Loan Bank of Boston overnight deposits approximates their relative book values, as these financial instruments have short maturities.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	June 30, 2018
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Securities available-for-sale:
U.S. Government agency securities	$56,887	$-	$56,887	$-
Agency mortgage-backed securities	24,181	-	24,181	-
Other investments measured at net asset value(1)	6,619	-	-	-
Other assets – interest rate caps	64	-	64	-
Other assets – interest rate swaps	15	-	15	-
Liabilities
Other liabilities – interest rate swaps	$668	$-	$668	$-

	June 30, 2017
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Securities available-for-sale:
U.S. Government agency securities	$57,168	$-	$57,168	$-
Agency mortgage-backed securities	32,903	-	32,903	-
Other investments measured at net asset value(1)	6,622	-	-	-
Other assets – interest rate caps	18	-	18	-
Liabilities
Other liabilities – interest rate swap	$1,355	$-	$1,355	$-

(1)

In accordance with ASU 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amount presented in the table is intended to permit reconciliation of the fair value amount to the consolidated financial statements.

Assets measured at fair value on a nonrecurring basis are summarized below.

	June 30, 2018
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$1,917	$-	$-	$1,917
Real estate owned and other repossessed collateral	2,233	-	-	2,233
Loan servicing rights	2,970	-	-	2,970

	June 30, 2017
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$1,011	$-	$-	$1,011
Real estate owned and other repossessed collateral	826	-	-	826
Loan servicing rights	2,846	-	-	2,846

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a nonrecurring basis at the dates indicated.

	Fair Value
	June 30, 2018	June 30, 2017	Valuation Technique
	(Dollars in thousands)
Collateral dependent impaired loans	$1,917	$1,011	Appraisal of collateral(1)
Real estate owned and other repossessed collateral	2,233	826	Appraisal of collateral(1)
Loan servicing rights	2,970	2,846	Discounted cash flow(2)

(1) Fair value is generally determined through independent appraisals of the underlying collateral. The Company may also use another available source of collateral assessment to determine a reasonable estimate of the fair value of the collateral. Appraisals may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments was 20% to 100%.

(2) Fair value is determined using a discounted cash flow model. The unobservable inputs include anticipated rate of loan prepayments and discount rates. The range of prepayment assumptions used was 7.9% to 14.5%. For discount rates, the range was 7.3% to 16.0%.

The table below summarizes the total gains (losses) on assets measured at fair value on a non-recurring basis for the years ended June 30, 2018 and 2017 and 2016.

	Years Ended June 30,
	2018	2017	2016
	(Dollars in thousands)
Collateral dependent impaired loans	$(519)	$(294)	$(129)
Real estate owned and other repossessed collateral	(96)	87	(243)
Loan servicing rights	(31)	(220)	(463)
Total	$(646)	$(427)	$(835)

The following table presents the estimated fair value of the Company's financial instruments.

	Carrying	Fair Value Measurements at June 30, 2018
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$157,402	$157,402	$157,402	$-	$-
Available-for-sale securities	81,068	81,068	-	81,068	-
Other investments measured at net asset value(1)	6,619	6,619	-	-	-
Federal Home Loan Bank stock	1,652	1,652	-	1,652	-
Loans held for sale	7,155	7,155	-	7,155	-
Loans, net	866,995	868,730	-	-	868,730
Accrued interest receivable	2,528	2,528	-	2,528	-
Interest rate caps	64	64	-	64	-
Interest rate swaps	15	15	-	15	-

Financial liabilities:
Deposits	954,940	953,216	-	953,216	-
Federal Home Loan Bank advances	15,000	15,000	-	15,000	-
Capital lease obligation	605	619	-	619	-
Subordinated debt	23,958	25,961	-	-	25,961
Interest rate swaps	668	668	-	668	-

	Carrying	Fair Value Measurements at June 30, 2017
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$163,283	$163,283	$163,283	-	$-
Available-for-sale securities	90,071	90,071	-	90,071	-
Other investments measured at net asset value(1)	6,622	6,622	-	-	-
Federal Home Loan Bank stock	1,938	1,938	-	1,938	-
Loans held for sale	4,699	4,699	-	4,699	-
Loans, net	775,530	776,579	-	-	776,579
Accrued interest receivable	2,111	2,111	-	2,111	-
Interest rate caps	18	18	-	18	-

Financial liabilities:
Deposits	889,850	889,877	-	889,877	-
Federal Home Loan Bank advances	20,011	20,057	-	20,057	-
Capital lease obligation	873	918	-	918	-
Subordinated debt	23,620	25,677	-	-	25,677
Interest rate swaps	1,355	1,355	-	1,355	-

(1)

In accordance with ASU 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amount presented in the table is intended to permit reconciliation of the fair value amount to the consolidated financial statements.

19.  Condensed Parent Information

Condensed financial information for Northeast Bancorp follows:

	June 30, 2018	June 30, 2017
	(Dollars in thousands)
Balance Sheets
Assets:
Cash	$6,658	$8,165
Investment in subsidiary	156,764	138,920
Investment in common securities of affiliated trusts	496	496
Other assets	618	193
Total assets	$164,536	$147,774

Liabilities and Shareholders’ Equity:
Subordinated debt	$23,958	$23,620
Other liabilities	2,148	1,357
Total liabilities	26,106	24,977
Shareholders’ equity	138,430	122,797
Total liabilities and shareholders’ equity	$164,536	$147,774

	Years Ended June 30,
	2018	2017	2016
	(Dollars in thousands)
Statements of Income
Income:
Other income	$446	$563	$62
Expenses:
Interest expense	2,102	1,888	651
Noninterest expense	1,221	1,324	954
Total expense	3,323	3,212	1,605
Loss before income tax benefit and equity in undistributed net income of subsidiary	(2,877)	(2,649)	(1,543)
Income tax benefit	(1,408)	(1,548)	(579)
Loss before equity in undistributed net income of subsidiary	(1,469)	(1,101)	(964)
Equity in undistributed net income of subsidiary	17,635	13,440	8,583
Net income	$16,166	$12,339	$7,619

	Years Ended June 30,
	2018	2017	2016
	(Dollars in thousands)
Statements of Cash Flows
Operating activities:
Net income	$16,166	$12,339	$7,619
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of fair value adjustment for borrowings	338	289	193
Stock-based compensation	870	945	613
Undistributed earnings of subsidiary	(17,635)	(13,440)	(8,583)
(Decrease) increase in other assets and liabilities	311	(1,144)	673
Net cash (used in) provided by operating activities	50	(1,011)	515

Investing activities:
Increase in investment of bank subsidiary	-	-	-
Net cash used in investing activities	-	-	-

Financing activities:
Capital contribution	-	(8,000)	-
Issuance of subordinated debt, net of debt issuance costs	-	-	14,512
Repurchases for tax withholdings on restricted common stock	(109)	8	(11)
Stock options exercised, net	(1,093)	(60)	-
Repurchase of common stock	-	(6,943)	(3,359)
Dividends paid to shareholders	(355)	(357)	(380)
Net cash (used in) provided by financing activities	(1,557)	(15,352)	10,762

Net (decrease) increase in cash	(1,507)	(16,363)	11,277
Cash, beginning of year	8,165	24,528	13,251
Cash, end of year	$6,658	$8,165	$24,528

20. Quarterly Results of Operations (Unaudited)

	2018
(Dollars in thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and dividend income	$16,178	$15,260	$16,483	$17,972
Interest expense	2,867	2,803	3,349	3,564
Net interest income	13,311	12,457	13,134	14,408
Provision for loan losses	354	437	364	254
Net interest income after provision for loan losses	12,957	12,020	12,770	14,154

Non-interest income	1,958	1,228	1,882	1,959
Non-interest expense	8,714	8,563	8,975	9,478
Income before income tax expense	6,201	4,685	5,677	6,635
Income tax expense	1,615	1,381	1,745	2,291
Net income	$4,586	$3,304	$3,932	$4,344

Basic earnings per share	$0.52	$0.37	$0.44	$0.49
Diluted earnings per share	$0.50	$0.36	$0.43	$0.48

	2017
(Dollars in thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and dividend income	$12,257	$14,332	$14,960	$16,371
Interest expense	2,482	2,499	2,501	2,614
Net interest income	9,775	11,833	12,459	13,757
Provision for loan losses	193	628	384	389
Net interest income after provision for loan losses	9,582	11,205	12,075	13,368

Non-interest income	1,808	2,690	2,308	2,890
Non-interest expense	8,626	8,956	8,842	9,364
Income before income tax expense	2,764	4,939	5,541	6,894
Income tax expense	1,013	1,839	2,080	2,867
Net income	$1,751	$3,100	$3,461	$4,027

Basic earnings per share	$0.19	$0.35	$0.39	$0.46
Diluted earnings per share	$0.19	$0.35	$0.39	$0.45

	2016
(Dollars in thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and dividend income	$11,113	$12,035	$11,259	$12,828
Interest expense	1,872	1,863	2,005	2,115
Net interest income	9,241	10,172	9,254	10,713
Provision for loan losses	169	896	236	317
Net interest income after provision for loan losses	9,072	9,276	9,018	10,396

Non-interest income	1,705	1,624	2,035	2,411
Non-interest expense	7,810	8,196	8,412	9,396
Income before income tax expense	2,967	2,704	2,641	3,411
Income tax expense	1,100	960	832	1,212
Net income	$1,867	$1,744	$1,809	$2,199

Basic earnings per share	$0.20	$0.18	$0.19	$0.24
Diluted earnings per share	$0.20	$0.18	$0.19	$0.24

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2018, the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Northeast Bancorp

Opinion on the Internal Control Over Financial Reporting

We have audited Northeast Bancorp and subsidiary’s (the “Company”) internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of June 30, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2018, and the related notes to the consolidated financial statements of the Company and our report dated September 13, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying “Management Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Boston, Massachusetts

September 13, 2018

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

(a)	Financial Statements and Financial Statement Schedules

Consolidated Balance Sheets as of June 30, 2018 and 2017

Consolidated Statements of Income for the years ended June 30, 2018, 2017, and 2016

Consolidated Statements of Comprehensive Income for the years ended June 30, 2018, 2017, and 2016

Consolidated Statements of Changes in Shareholders’ Equity for the years ended June 30, 2018, 2017, and 2016

Consolidated Statements of Cash Flows for the years ended June 30, 2018, 2017, and 2016

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

4.2	Form of 6.75% Fixed-to-Floating Subordinated Note due 2026 (incorporated by reference to Exhibit 4.1 of Northeast Bancorp’s Current Report on Form 8-K filed on June 29, 2016).
10.1+	Northeast Bancorp Amended and Restated 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 of Northeast Bancorp’s Form 10-K filed on September 13, 2017).
10.2a+

Form of Restricted Stock Award Agreement under the Northeast Bancorp Amended and Restated 2010 Stock Option and Incentive Plan (issued on or after May 25, 2017) (incorporated by reference to Exhibit 10.2a of Northeast Bancorp’s Form 10-K filed on September 13, 2017).

10.2b+	Form of Restricted Stock Award Agreement under the Northeast Bancorp Amended and Restated 2010 Stock Option and Incentive Plan (issued before May 25, 2017) (incorporated by reference to Exhibit 10.2b of Northeast Bancorp’s Form 10-K filed on September 13, 2017).
10.3+

Form of Non-Qualified Stock Option Agreement for Company Employees under the Northeast Bancorp Amended and Restated 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 of Northeast Bancorp’s Form 10-K filed on September 13, 2017).

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

21	Subsidiaries of Northeast Bancorp
23.1	Consent of RSM US LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Rule 13a-14(b) Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

**	Furnished herewith

+	Management contract or compensatory plan or agreement

Item 15.             Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST BANCORP

Date: September 13, 2018	By:	/s/ RICHARD WAYNE
Richard Wayne
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD WAYNE	Chief Executive Officer and Director	September 13, 2018
Richard Wayne	(Principal Executive Officer)

/s/ JEAN-PIERRE LAPOINTE	Chief Financial Officer (Principal Financial	September 13, 2018
Jean-Pierre Lapointe	Officer and Principal Accounting Officer)

/s/ ROBERT GLAUBER	Chairman of the Board	September 13, 2018
Robert Glauber

/s/ MATTHEW BOTEIN	Director	September 13, 2018
Matthew Botein

/s/ CHERYL DORSEY	Director	September 13, 2018
Cheryl Dorsey

/s/ JOHN C. ORESTIS	Director	September 13, 2018
John C. Orestis

/s/ DAVID TANNER	Director	September 13, 2018
David Tanner

/s/ JUDITH E. WALLINGFORD	Director	September 13, 2018
Judith E. Wallingford