Form 10-Q
period 2018-09-30
NORTHEAST BANCORP /ME/
filed 2018-11-09
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

Commission File Number: 1-14588

Northeast Bancorp

(Exact name of registrant as specified in its charter)

Maine	01-0425066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Canal Street, Lewiston, Maine	04240
(Address of Principal executive offices)	(Zip Code)

(207) 786-3245

Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days. Yes ☑ No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or an emerging growth company. See definition of “accelerated filer,” and “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 2, 2018, the registrant had outstanding 8,235,943 shares of voting common stock, $1.00 par value per share and 811,946 shares of non-voting common stock, $1.00 par value per share.

PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share data)
	September 30, 2018	June 30, 2018
Assets
Cash and due from banks	$2,668	$3,889
Short-term investments	203,049	153,513
Total cash and cash equivalents	205,717	157,402

Available-for-sale debt securities, at fair value	79,157	81,068
Equity securities, at fair value	6,620	6,619
Total investment securities	85,777	87,687

Residential real estate loans held for sale	1,940	3,405
SBA loans held for sale	1,350	3,750
Total loans held for sale	3,290	7,155

Loans
Commercial real estate	599,624	579,450
Commercial and industrial	191,286	188,852
Residential real estate	93,308	100,256
Consumer	2,978	3,244
Total loans	887,196	871,802
Less: Allowance for loan losses	5,288	4,807
Loans, net	881,908	866,995

Premises and equipment, net	6,314	6,591
Real estate owned and other repossessed collateral, net	1,549	2,233
Federal Home Loan Bank stock, at cost	1,652	1,652
Intangible assets, net	758	867
Servicing rights, net	3,010	2,970
Bank-owned life insurance	16,729	16,620
Other assets	7,013	7,564
Total assets	$1,213,717	$1,157,736

Liabilities and Shareholders' Equity
Deposits
Demand	$67,500	$72,272
Savings and interest checking	109,564	109,637
Money market	398,423	420,886
Time	440,020	352,145
Total deposits	1,015,507	954,940

Federal Home Loan Bank advances	15,000	15,000
Subordinated debt	24,043	23,958
Capital lease obligation	536	605
Other liabilities	15,240	24,803
Total liabilities	1,070,326	1,019,306

Commitments and contingencies	-	-

Shareholders' equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares issued and outstanding at September 30, 2018 and June 30, 2018	-	-
Voting common stock, $1.00 par value, 25,000,000 shares authorized; 8,226,648 and 8,056,527 shares issued and outstanding at September 30, 2018 and June 30, 2018, respectively	8,226	8,057
Non-voting common stock, $1.00 par value, 3,000,000 shares authorized; 820,742 and 882,314 shares issued and outstanding at September 30, 2018 and June 30, 2018, respectively	821	882
Additional paid-in capital	77,075	77,016
Retained earnings	58,501	54,236
Accumulated other comprehensive loss	(1,232)	(1,761)
Total shareholders' equity	143,391	138,430
Total liabilities and shareholders' equity	$1,213,717	$1,157,736

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,
	2018	2017
Interest and dividend income:
Interest and fees on loans	$17,525	$15,383
Interest on investment securities	362	266
Other interest and dividend income	880	529
Total interest and dividend income	18,767	16,178

Interest expense:
Deposits	3,682	2,176
Federal Home Loan Bank advances	118	172
Subordinated debt	601	508
Obligation under capital lease agreements	7	11
Total interest expense	4,408	2,867
Net interest and dividend income before provision for loan losses	14,359	13,311
Provision for loan losses	532	354
Net interest and dividend income after provision for loan losses	13,827	12,957

Noninterest income:
Fees for other services to customers	492	526
Gain on sales of SBA loans	851	1,019
Gain on sales of residential loans held for sale	174	291
Net unrealized loss on equity securities	(40)	-
Loss on real estate owned, other repossessed collateral and premises and equipment, net	(40)	-
Bank-owned life insurance income	110	112
Other noninterest income	7	10
Total noninterest income	1,554	1,958

Noninterest expense:
Salaries and employee benefits	5,509	5,254
Occupancy and equipment expense	1,127	1,109
Professional fees	534	442
Data processing fees	601	604
Marketing expense	124	87
Loan acquisition and collection expense	439	365
FDIC insurance premiums	81	80
Intangible asset amortization	109	109
Other noninterest expense	831	664
Total noninterest expense	9,355	8,714
Income before income tax expense	6,026	6,201
Income tax expense	1,492	1,615
Net income	$4,534	$4,586

Weighted-average common shares outstanding:
Basic	8,995,925	8,841,511
Diluted	9,183,729	9,089,936

Earnings per common share:

Basic	$0.50	$0.52
Diluted	0.49	0.50

Cash dividends declared per common share	$0.01	$0.01

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,
	2018	2017

Net income	$4,534	$4,586

Other comprehensive income, before tax:
Available-for-sale debt securities:
Change in net unrealized loss on available-for-sale debt securities	(74)	122
Derivatives and hedging activities:
Change in accumulated loss on effective cash flow hedges	482	22
Reclassification adjustments included in interest expense	70	23
Total derivatives and hedging activities	552	45
Total other comprehensive income, before tax	478	167
Income tax expense related to other comprehensive income	129	63
Other comprehensive income, net of tax	349	104
Comprehensive income	$4,883	$4,690

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share and per share data)

									Accumulated
									Other	Total
	Preferred Stock		Voting Common Stock		Non-voting Common Stock		Additional	Retained	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	Loss	Equity

Balance at June 30, 2017	-	-	7,840,460	$7,841	991,194	$991	$77,455	$38,142	$(1,632)	$122,797
Net income	-	-	-	-	-	-	-	4,586	-	4,586
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	104	104
Conversions between voting common stock and non- voting common stock, net	-	-	-	-	-	-	-	-	-	-
Dividends on common stock at $0.01 per share	-	-	-	-	-	-	-	(87)	-	(87)
Stock-based compensation	-	-	-	-	-	-	220	-	-	220
Issuance of restricted common stock	-	-	10,000	10	-	-	(10)	-	-	-
Cancellation and forfeiture of restricted common stock	-	-	(15,089)	(15)	-	-	(39)	-	-	(54)
Stock options exercised, net	-	-	63,788	63	-	-	(917)	-	-	(854)
Balance at September 30, 2017	-	$-	7,899,159	$7,899	991,194	$991	$76,709	$42,641	$(1,528)	$126,712

Balance at June 30, 2018	-	-	8,056,527	$8,057	882,314	$882	$77,016	$54,236	$(1,761)	$138,430
Net income	-	-	-	-	-	-	-	4,534	-	4,534
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	349	349
Conversions between voting common stock and non- voting common stock, net	-	-	61,572	61	(61,572)	(61)	-	-	-	-
Dividends on common stock at $0.01 per share	-	-	-	-	-	-	-	(89)	-	(89)
Stock-based compensation	-	-	-	-	-	-	299	-	-	299
Issuance of restricted common stock	-	-	114,925	114	-	-	(114)	-	-	-
Cancellation and forfeiture of restricted common stock	-	-	(6,376)	(6)	-	-	(126)	-	-	(132)
Stock options exercised, net	-	-	-	-	-	-	-	-	-	-
Adjustment for adoption of ASU 2016-01	-	-	-	-	-	-	-	(180)	180	-
Balance at September 30, 2018	-	$-	8,226,648	$8,226	820,742	$821	$77,075	$58,501	$(1,232)	$143,391

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,
	2018	2017
Operating activities:
Net income	$4,534	$4,586
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	532	354
Loss on sale and impairment of real estate owned and other repossessed collateral, net	40	-
Net unrealized loss on equity securities	40	-
Accretion of fair value adjustments on loans, net	(1,592)	(2,938)
Accretion of fair value adjustments on borrowings, net	57	50
Amortization of subordinated debt issuance costs	28	28
Originations of loans held for sale	(25,271)	(30,545)
Net proceeds from sales of loans held for sale	26,523	29,450
Gain on sales of residential loans held for sale	(174)	(291)
Gain on sales of SBA and other loans held for sale	(851)	(1,019)
Net increase in servicing rights	(40)	(109)
Amortization of intangible assets	109	109
Bank-owned life insurance income, net	(110)	(112)
Depreciation of premises and equipment	333	292
Stock-based compensation	299	220
Amortization of available-for-sale debt securities, net	109	240
Changes in other assets and liabilities:
Other assets	496	(990)
Other liabilities	(9,085)	(3,992)
Net cash used in operating activities	(4,023)	(4,667)
Investing activities:
Purchases of available-for-sale debt securities	(15,992)	-
Proceeds from maturities and principal payments on investment securities, net	17,680	2,067
Loan purchases	(34,803)	(3,651)
Loan originations, principal collections, and purchased loan paydowns, net	24,538	22,599
Purchases and disposals of premises and equipment, net	(56)	(629)
Proceeds from sales of real estate owned and other repossessed collateral	694	-
Net cash (used in) provided by investing activities	(7,939)	20,386
Financing activities:
Net increase (decrease) in deposits	60,567	(27,127)
Dividends paid on common stock	(89)	(87)
Repayment of capital lease obligation	(69)	(65)
Repurchases for tax withholdings on restricted common stock	(132)	(54)
Stock options exercised, net	-	(854)
Net cash provided by (used in) financing activities	60,277	(28,187)
Net increase (decrease) in cash and cash equivalents	48,315	(12,468)
Cash and cash equivalents, beginning of period	157,402	163,283
Cash and cash equivalents, end of period	$205,717	$150,815
Supplemental schedule of noncash investing activities:
Transfers from loans to real estate owned and other repossessed collateral, net	$50	$1,214

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2018

1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Northeast Bancorp (“Northeast” or the “Company”) and its wholly-owned subsidiary, Northeast Bank (the “Bank”).

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the interim periods presented. These accompanying unaudited financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2018 (“Fiscal 2018”) included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2015-14, Revenue from Contracts with Customers (Topic 606) (“ASU 2015-14”) was issued in August 2015 which deferred adoption to annual reporting periods beginning after December 15, 2017, which was adopted during the three months ended September 30, 2018. The timing of the Company’s revenue recognition did not change. The Company’s largest portions of revenue, interest and fees on loans, interest and dividend income on securities and short-term investments, bank-owned life insurance income, and gain on sales of loans, are specifically excluded from the scope of the guidance. Additionally, fees for other services to customers includes loan servicing fee income which is accounted for under ASC Topic 860, Transfers and Servicing, (“Topic 860”), and is not subject to Topic 606. The other component of fees for other services to customers is deposit fees. The majority of the Company’s deposit fees are specifically related to a customer accessing its funds, in which case the revenue is currently recognized in a consistent manner with Topic 606. Revenue that is not specifically related to a customer accessing its funds (i.e. account maintenance fees), can be waived; however, the amount of waived fees is not considered material, and thus the revenue is consistently recognized with Topic 606.  All other revenue is also recognized in a manner consistent with Topic 606. Because of the above, management believes that revenue recognized under the new guidance approximates revenue recognized under current GAAP.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This guidance changes how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability exception will be available for equity investments that do not have readily determinable fair values; however, the exception requires the Company to adjust the carrying amount for impairment and observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This guidance also changes certain disclosure requirements and other aspects of current GAAP. The Company adopted this guidance during the three months ended September 30, 2018. This adoption resulted in a reclassification of $180 thousand from accumulated other comprehensive loss to retained earnings in the consolidated financial statements, with no net effect on shareholders' equity. In addition, the disclosure of the fair value of “Loans, net” in “Notes to Unaudited Consolidated Financial Statements – Note 11: Fair Value Measurements” is now calculated based on an exit pricing strategy versus an entry pricing strategy.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”). This guidance is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this guidance replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU will be effective for fiscal years beginning after December 15, 2019. Early adoption is available as of the fiscal year beginning after December 15, 2018. The Company is evaluating the provisions of the guidance, and will closely monitor developments and additional guidance to determine the potential impact on the Company’s consolidated financial statements. Management is in the process of identifying the methodologies and the additional data requirements necessary to implement the guidance and has engaged an existing third-party service provider to assist in implementation.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”) which amends the scope of modification accounting for share-based payment arrangements. This update provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. This update was adopted during the three months ended September 30, 2018 and did not have an impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurements (Topic 820) (“ASU 2018-13”). This update modifies disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This includes removing requirements related to transfers between Level 1 and Level 2, the policy of timing of transfers between levels, and the valuation process for Level 3 fair value measurements, modifying disclosure requirements related to investments in certain entities that calculate net asset value, and adding disclosure requirements for changes in unrealized gains and losses for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this guidance are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

3. Investment Securities

The following presents a summary of the amortized cost, gross unrealized holding gains and losses, and fair value of investment securities.

	September 30, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Government agency securities	$57,085	$-	$(264)	$56,821
Agency mortgage-backed securities	23,483	-	(1,147)	22,336
Equity investments measured at net asset value	6,907	-	(287)	6,620
Total investment securities	$87,475	$-	$(1,698)	$85,777

	June 30, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Government agency securities	$57,129	$-	$(242)	$56,887
Agency mortgage-backed securities	25,276	-	(1,095)	24,181
Equity investments measured at net asset value	6,866	-	(247)	6,619
Total investment securities	$89,271	$-	$(1,584)	$87,687

At September 30, 2018 and June 30, 2018, the Company held no securities of any single issuer (excluding the U. S. Government and government agencies) with a book value that exceeded 10% of shareholders’ equity.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on sale. There were no securities sold during the three months ended September 30, 2018 or 2017. At September 30, 2018, no investment securities were pledged as collateral to secure outstanding borrowings.

The following summarizes the Company’s gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2018
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)

U.S. Government agency securities	$41,873	$(213)	$14,948	$(51)	$56,821	$(264)
Agency mortgage-backed securities	554	(15)	21,782	(1,132)	22,336	(1,147)
Equity investments measured at net asset value	-	-	5,067	(287)	5,067	(287)
Total investment securities	$42,427	$(228)	$41,797	$(1,470)	$84,224	$(1,698)

	June 30, 2018
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government agency securities	$57,168	$(233)	$-	$-	$57,168	$(233)
Agency mortgage-backed securities	19,571	(298)	13,332	(322)	32,903	(620)
Equity investments measured at net asset value	5,115	(95)	-	-	5,115	(95)
Total investment securities	$81,854	$(626)	$13,332	$(322)	$95,186	$(948)

There were no other-than-temporary impairment losses on securities during the three months ended September 30, 2018 or 2017.

At September 30, 2018, the Company had 41 securities in an unrealized loss position. At September 30, 2018, all of the Company’s available-for-sale securities were issued or guaranteed by either government agencies or government-sponsored enterprises. The decline in fair value of the Company’s investment securities at September 30, 2018 is attributable to changes in interest rates.

In addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company’s investment portfolio, management of the Company also considers the Company’s ability and intent to hold such securities to maturity or recovery of cost. At September 30, 2018, the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the investment securities before recovery of its amortized cost. As such, management does not believe any of the Company’s investment securities are other-than-temporarily impaired at September 30, 2018.

The investments measured at net asset value include a fund that seeks to invest in securities either issued or guaranteed by the U.S. government or its agencies, as well as a fund that primarily invests in the federally guaranteed portion of SBA 7(a) loans that adjust quarterly or monthly and are indexed to the Prime Rate. The underlying composition of these funds is primarily government agencies, other investment-grade investments, or the guaranteed portion of SBA 7(a) loans, as applicable. As of September 30, 2018, the effective duration of the fund that seeks to invest in securities either issued or guaranteed by the U.S. government or its agencies is 4.58 years.

ASU 2016-01, Recognition and Measurements of Financial Assets and Financial Liabilities, was adopted on July 1, 2018, and a cumulative effect adjustment of $180 thousand was recorded to reclassify the amount of accumulated unrealized losses, net, related to equity securities from accumulated other comprehensive loss to retained earnings. For the three months ended September 30, 2018, there were $40 thousand of net unrealized losses on equity securities recognized in the consolidated statement of income.

The amortized cost and fair values of available-for-sale debt securities by contractual maturity are shown below as of September 30, 2018. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within one year	$16,992	$16,938
Due after one year through five years	40,093	39,883
Due after five years through ten years	-	-
Due after ten years	-	-
Total U.S. Government agency securities	57,085	56,821
Agency mortgage-backed securities	23,483	22,336
Total available-for-sale debt securities	$80,568	$79,157

4. Loans, Allowance for Loan Losses and Credit Quality

Loans are carried at the principal amounts outstanding, or amortized acquired fair value in the case of acquired loans, adjusted by partial charge-offs and net of deferred loan costs or fees. Loan fees and certain direct origination costs are deferred and amortized into interest income over the expected term of the loan using the level-yield method. When a loan is paid off in full, the unamortized portion is recognized in interest income. Interest income is accrued based upon the daily principal amount outstanding, except for loans on nonaccrual status.

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

Loans are generally placed on nonaccrual status when they are past due 90 days as to either principal or interest, or when in management's judgment the collectability of interest or principal of the loan has been impaired. Loans accounted for under ASC 310-30 are placed on nonaccrual when it is not possible to reach a reasonable expectation of the timing and amount of cash flows to be collected on the loan. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. Interest on nonaccrual loans is accounted for on a cash-basis or using the cost-recovery method when collectability is doubtful. A loan is returned to accrual status when collectability of principal and interest is reasonably assured and the loan has performed for a reasonable period of time.

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

The composition of the Company’s loan portfolio is as follows on the dates indicated.

	September 30, 2018			June 30, 2018
	Originated	Purchased	Total	Originated	Purchased	Total
	(Dollars in thousands)
Residential real estate	$69,776	$14,398	$84,174	$75,873	$13,926	$89,799
Home equity	9,134	-	9,134	10,457	-	10,457
Commercial real estate	314,394	285,230	599,624	303,399	276,051	579,450
Commercial and industrial	190,366	920	191,286	187,857	995	188,852
Consumer	2,978	-	2,978	3,244	-	3,244
Total loans	$586,648	$300,548	$887,196	$580,830	$290,972	$871,802

Total loans include deferred loan origination costs, net, of $339 thousand and $223 thousand as of September 30, 2018 and June 30, 2018, respectively.

Past Due and Nonaccrual Loans

The following is a summary of past due and nonaccrual loans:

	September 30, 2018
			Past Due	Past Due
	Past Due	Past Due	90 Days or	90 Days or
	30-59	60-89	More-Still	More-	Total Past	Total	Total	Nonaccrual
	Days	Days	Accruing	Nonaccrual	Due	Current	Loans	Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$351	$220	$-	$1,536	$2,107	$67,669	$69,776	$2,633
Home equity	-	-	-	10	10	9,124	9,134	152
Commercial real estate	854	-	-	1,244	2,098	312,296	314,394	1,703
Commercial and industrial	100	-	-	807	907	189,459	190,366	1,453
Consumer	53	-	-	100	153	2,825	2,978	185
Total originated portfolio	1,358	220	-	3,697	5,275	581,373	586,648	6,126
Purchased portfolio:
Residential real estate	421	-	-	202	623	13,775	14,398	202
Commercial real estate	1,074	16	-	2,395	3,485	281,745	285,230	4,815
Commercial and industrial	149	5	-	104	258	662	920	358
Total purchased portfolio	1,644	21	-	2,701	4,366	296,182	300,548	5,375
Total loans	$3,002	$241	$-	$6,398	$9,641	$877,555	$887,196	$11,501

	June 30, 2018
			Past Due	Past Due
	Past Due	Past Due	90 Days or	90 Days or
	30-59	60-89	More-Still	More-	Total Past	Total	Total	Nonaccrual
	Days	Days	Accruing	Nonaccrual	Due	Current	Loans	Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$404	$181	$-	$1,201	$1,786	$74,087	$75,873	$2,914
Home equity	89	-	-	154	243	10,214	10,457	298
Commercial real estate	27	210	-	169	406	302,993	303,399	1,499
Commercial and industrial	-	-	-	792	792	187,065	187,857	1,368
Consumer	77	82	-	19	178	3,066	3,244	134
Total originated portfolio	597	473	-	2,335	3,405	577,425	580,830	6,213

Purchased portfolio:
Residential real estate	-	-	-	202	202	13,724	13,926	202
Commercial real estate	659	274	-	3,086	4,019	272,032	276,051	5,180
Commercial and industrial	17	-	-	91	108	887	995	363
Total purchased portfolio	676	274	-	3,379	4,329	286,643	290,972	5,745
Total loans	$1,273	$747	$-	$5,714	$7,734	$864,068	$871,802	$11,958

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

The allowance for loan losses consists of general, specific, and unallocated reserves and reflects management’s estimate of probable loan losses inherent in the loan portfolio at the balance sheet date. Management uses a consistent and systematic process and methodology to evaluate the appropriateness of the allowance for loan losses on a quarterly basis. The calculation of the allowance for loan losses is segregated by portfolio segments, which include: residential real estate, commercial real estate, commercial and industrial, consumer, purchased loans, and SBA loans. Risk characteristics relevant to each portfolio segment are as follows:

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

SBA: Loans in this segment are comprised of both commercial real estate and commercial and industrial loans to small businesses, underwritten and originated by the Bank’s national SBA group (“SBA Division”). Loans are underwritten and originated primarily in accordance with SBA 7(a) guidelines, and are partially guaranteed by the SBA. Loans are primarily secured by income-producing properties and/or assets of the businesses. Adverse developments in national or regional economic conditions, and a corresponding weakness in consumer or business spending, will have an adverse effect on the credit quality of this segment.

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

The following table sets forth activity in the Company’s allowance for loan losses.

	Three Months Ended September 30, 2018
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	SBA	Total
	(Dollars in thousands)
Beginning balance	$605	$1,527	$620	$39	$587	$1,429	$4,807
Provision (credit)	99	93	164	(12)	10	178	532
Recoveries	2	7	7	18	-	-	34
Charge-offs	(81)	-	(2)	(2)	-	-	(85)
Ending balance	$625	$1,627	$789	$43	$597	$1,607	$5,288

	Three Months Ended September 30, 2017
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	SBA	Total
	(Dollars in thousands)
Beginning balance	$472	$1,219	$394	$53	$303	$1,224	$3,665
Provision (credit)	41	29	184	(14)	7	107	354
Recoveries	7	-	18	6	-	-	31
Charge-offs	(12)	-	-	(4)	-	-	(16)
Ending balance	$508	$1,248	$596	$41	$310	$1,331	$4,034

The following table sets forth information regarding the allowance for loan losses by portfolio segment and impairment methodology.

	September 30, 2018
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	SBA	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$337	$128	$3	$22	$-	$342	$832
Collectively evaluated	288	1,499	786	21	-	1,265	3,859
ASC 310-30	-	-	-	-	597	-	597
Total	$625	$1,627	$789	$43	$597	$1,607	$5,288

Loans:
Individually evaluated	$5,137	$2,541	$47	$340	$-	$3,585	$11,650
Collectively evaluated	73,773	250,588	184,372	2,638	-	63,627	574,998
ASC 310-30	-	-	-	-	300,548	-	300,548
Total	$78,910	$253,129	$184,419	$2,978	$300,548	$67,212	$887,196

	June 30, 2018
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	SBA	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$322	$139	$8	$6	$-	$112	$587
Collectively evaluated	283	1,388	612	33	-	1,317	3,633
ASC 310-30	-	-	-	-	587	-	587
Total	$605	$1,527	$620	$39	$587	$1,429	$4,807

Loans:
Individually evaluated	$5,682	$2,687	$33	$292	$-	$3,170	$11,864
Collectively evaluated	80,520	246,742	181,767	2,952	-	56,985	568,966
ASC 310-30	-	-	-	-	290,972	-	290,972
Total	$86,202	$249,429	$181,800	$3,244	$290,972	$60,155	$871,802

The following table sets forth information regarding impaired loans. Loans accounted for under ASC 310-30 that have performed based on cash flow and accretable yield expectations determined at date of acquisition are not considered impaired assets and have been excluded from the tables below.

	September 30, 2018			June 30, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$3,031	$3,024	$-	$3,162	$3,154	$-
Commercial real estate	1,458	1,453	-	1,641	1,634	-
Commercial and industrial	1,659	1,659	-	2,401	2,401	-
Consumer	279	302	-	271	296	-
Purchased:
Residential real estate	202	217	-	202	217	-
Commercial real estate	6,381	9,064	-	6,601	9,330	-
Commercial and industrial	95	173	-	108	186	-
Total	13,105	15,892	-	14,386	17,218	-

Impaired loans with a valuation allowance:
Originated:
Residential real estate	2,106	2,086	337	2,520	2,497	322
Commercial real estate	1,621	1,612	191	1,241	1,233	139
Commercial and industrial	1,435	1,434	282	607	607	120
Consumer	61	62	22	21	22	6
Purchased:
Residential real estate	-	-	-	-	-	-
Commercial real estate	4,401	4,950	298	4,748	5,362	280
Commercial and industrial	357	415	299	349	407	307
Total	9,981	10,559	1,429	9,486	10,128	1,174
Total impaired loans	$23,086	$26,451	$1,429	$23,872	$27,346	$1,174

The following tables set forth information regarding interest income recognized on impaired loans.

	Three Months Ended September 30,
	2018		2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$3,097	$19	$4,095	$36
Commercial real estate	1,550	10	1,393	93
Commercial and industrial	2,030	33	1,850	37
Consumer	275	2	272	6
Purchased:
Residential real estate	202	-	1,067	-
Commercial real estate	6,491	59	8,868	80
Commercial and industrial	102	-	30	-
Total	13,747	123	17,575	252

Impaired loans with a valuation allowance:
Originated:
Residential real estate	2,313	23	1,614	21
Commercial real estate	1,431	27	1,396	22
Commercial and industrial	1,021	1	845	4
Consumer	41	-	35	1
Purchased:
Residential real estate	-	-	-	-
Commercial real estate	4,575	31	3,534	27
Commercial and industrial	353	-	94	-
Total	9,734	82	7,518	75
Total impaired loans	$23,481	$205	$25,093	$327

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

The following tables present the Company’s loans by risk rating.

	September 30, 2018
	Originated Portfolio
	Commercial	Commercial		Purchased
	Real Estate	and Industrial	Residential(1)	Portfolio	Total
	(Dollars in thousands)
Loans rated 1- 6	$307,933	$186,460	$14,543	$289,445	$798,381
Loans rated 7	4,620	2,212	96	5,505	12,433
Loans rated 8	1,841	1,694	815	5,598	9,948
Loans rated 9	-	-	-	-	-
Loans rated 10	-	-	-	-	-
Total	$314,394	$190,366	$15,454	$300,548	$820,762

	June 30, 2018
	Originated Portfolio
	Commercial	Commercial		Purchased
	Real Estate	and Industrial	Residential(1)	Portfolio	Total
	(Dollars in thousands)
Loans rated 1- 6	$298,200	$184,024	$13,531	$279,111	$774,866
Loans rated 7	3,505	2,198	100	5,899	11,702
Loans rated 8	1,694	1,635	823	5,962	10,114
Loans rated 9	-	-	-	-	-
Loans rated 10	-	-	-	-	-
Total	$303,399	$187,857	$14,454	$290,972	$796,682

(1) Certain of the Company’s loans made for commercial purposes, but secured by residential collateral, are rated under the Company’s risk-rating system.

Troubled Debt Restructurings

The following table shows the Company’s post-modification balance of TDRs by type of modification.

	Three Months Ended September 30,
	2018		2017
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
Extended maturity	-	$-	1	$18
Adjusted interest rate	-	-	-	-
Rate and maturity	3	170	-	-
Principal deferment	-	-	1	655
Court ordered concession	-	-	-	-
Total	3	$170	2	$673

The following table shows loans modified in a TDR and the change in the recorded investment subsequent to the modifications occurring.

	Three Months Ended September 30,
	2018			2017
		Recorded	Recorded		Recorded	Recorded
	Number of	Investment	Investment	Number of	Investment	Investment
	Contracts	Pre-Modification	Post-Modification	Contracts	Pre-Modification	Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	3	$170	$170	1	$18	$18
Home equity	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Commercial and industrial	-	-	-	1	655	655
Consumer	-	-	-	-	-	-
Total originated portfolio	3	170	170	2	673	673

Purchased portfolio:
Residential real estate	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Total purchased portfolio	-	-	-	-	-	-
Total	3	$170	$170	2	$673	$673

The Company considers TDRs past due 90 days or more to be in payment default. Two loans modified in a TDR in the last twelve months totaling $1.5 million defaulted during the three months ended September 30, 2018. As of September 30, 2018, there were no further commitments to lend to borrowers associated with loans modified in a TDR.

ASC 310-30 Loans

The following tables present a summary of loans accounted for under ASC 310-30 that were acquired by the Company during the period indicated.

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
	(Dollars in thousands)
Contractually required payments receivable	$61,540	$5,912
Nonaccretable difference	(174)	(157)
Cash flows expected to be collected	61,366	5,755
Accretable yield	(26,563)	(2,104)
Fair value of loans acquired	$34,803	$3,651

Certain loans accounted for under ASC 310-30 that were acquired by the Company are not accounted for using the income recognition model because the Company cannot reasonably estimate cash flows expected to be collected. These loans when acquired are placed on nonaccrual. The carrying amounts of such loans are as follows.

	As of and for the Three Months Ended September 30, 2018	As of and for the Three Months Ended September 30, 2017
	(Dollars in thousands)
Loans acquired during the period	$-	$-
Loans at end of period	4,915	6,032

The following tables summarize the activity in the accretable yield for loans accounted for under ASC 310-30.

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
	(Dollars in thousands)
Beginning balance	$138,178	$131,197
Acquisitions	26,563	2,104
Accretion	(5,533)	(4,425)
Reclassifications from non-accretable difference to accretable yield	578	3,428
Disposals and other changes	(6,992)	(9,381)
Ending balance	$152,794	$122,923

The following table provides information related to the unpaid principal balance and carrying amounts of ASC 310-30 loans.

	September 30, 2018	June 30, 2018
	(Dollars in thousands)
Unpaid principal balance	$329,242	$318,876
Carrying amount	294,106	284,317

5. Transfers and Servicing of Financial Assets

The Company sells loans in the secondary market and for certain loans, retains the servicing responsibility. Consideration for the sale includes the cash received as well as the related servicing rights asset. The Company receives fees for the services provided.

Capitalized servicing rights as of September 30, 2018 and June 30, 2018 totaled $3.0 million, and are classified as servicing rights, net, on the consolidated balance sheets.

Mortgage loans sold during the quarter ended September 30, 2018 totaled $13.2 million, compared to $19.2 million during the quarter ended September 30, 2017. Mortgage loans serviced for others totaled $8.1 million at September 30, 2018 and $8.7 million at June 30, 2018. Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $25.8 million and $32.2 million at September 30, 2018 and June 30, 2018, respectively.

SBA loans sold during the quarter ended September 30, 2018 totaled $12.3 million, compared to $9.1 million during the quarter ended September 30, 2017. SBA loans serviced for others totaled $171.1 million at September 30, 2018 and $162.0 million at June 30, 2018.

Mortgage and SBA loans serviced for others are accounted for as sales and therefore are not included on the accompanying consolidated balance sheets. The risks inherent in mortgage servicing assets and SBA servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.

Contractually specified servicing fees were $247 thousand and $262 thousand for the quarters ended September 30, 2018 and 2017, respectively, and were included as a component of loan-related fees within noninterest income.

The significant assumptions used in the valuation of the servicing rights included a range of discount rates from 9.0% to 23.3% and a weighted average prepayment speed assumption of 11.5%.

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

	Three months Ended September 30,
	2018	2017
	(Dollars in thousands, except share and per share data)

Net income	$4,534	$4,586

Weighted average shares used in calculation of basic EPS	8,995,925	8,841,511
Incremental shares from assumed exercise of dilutive securities	187,804	248,425
Weighted average shares used in calculation of diluted EPS	9,183,729	9,089,936

Basic earnings per common share	$0.50	$0.52
Diluted earnings per common share	0.49	0.50

For the three months ended September 30, 2018 and 2017, the following stock options were excluded from the calculation of diluted EPS due to the exercise price of these options exceeding the average market price of the Company’s common stock for the period. These options, which were not dilutive at that date, may potentially dilute EPS in the future.

	Three Months Ended September 30,
	2018	2017
Stock options	-	81,004

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

The Company currently holds derivative instruments that contain credit-risk related features that are in a net liability position, which may require that collateral be assigned to dealer banks. At September 30, 2018, the Company had posted cash collateral totaling $800 thousand with dealer banks related to derivative instruments in a net liability position.

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

Information pertaining to outstanding interest rate caps and swap agreements used to hedge variable rate debt is as follows.

September 30, 2018
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Loss	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$5,000	July 2013	July 2033	3 Mo. LIBOR	2.29%	3.38%	n/a	$(181)	$(181)	Other Liabilities
5,000	July 2013	July 2028	3 Mo. LIBOR	2.29%	3.23%	n/a	(76)	(76)	Other Liabilities
5,000	July 2013	July 2023	3 Mo. LIBOR	2.29%	2.77%	n/a	54	54	Other Assets
Forward-starting interest rate swaps:
6,000	February 2018	September 2029	3 Mo. LIBOR	5.20%	5.88%	n/a	13	13	Other Assets
10,000	February 2018	February 2030	3 Mo. LIBOR	4.29%	4.98%	n/a	15	15	Other Assets
Interest rate caps:
6,000	October 2014	September 2019	3 Mo. LIBOR	n/a	n/a	2.50%	(40)	16	Other Assets
10,000	March 2015	February 2020	3 Mo. LIBOR	n/a	n/a	2.50%	(60)	52	Other Assets
$47,000							$(275)	$(107)

June 30, 2018
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Loss	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$5,000	July 2013	July 2033	3 Mo. LIBOR	2.05%	3.38%	n/a	$(293)	$(293)	Other Liabilities
5,000	July 2013	July 2028	3 Mo. LIBOR	2.05%	3.23%	n/a	(154)	(154)	Other Liabilities
5,000	July 2013	July 2023	3 Mo. LIBOR	2.05%	2.77%	n/a	15	15	Other Assets
Forward-starting interest rate swaps:
6,000	February 2018	September 2029	3 Mo. LIBOR	5.14%	5.88%	n/a	(81)	(81)	Other Liabilities
10,000	February 2018	February 2030	3 Mo. LIBOR	4.23%	4.98%	n/a	(140)	(140)	Other Liabilities
Interest rate caps:
6,000	October 2014	September 2019	3 Mo. LIBOR	n/a	n/a	2.50%	(91)	15	Other Assets
10,000	March 2015	February 2020	3 Mo. LIBOR	n/a	n/a	2.50%	(83)	49	Other Assets
$47,000							$(827)	$(589)

During the three months ended September 30, 2018 and 2017, no interest rate cap or swap agreements were terminated prior to maturity. Changes in the fair value of interest rate caps and swaps designated as hedging instruments of the variability of cash flows associated with variable rate debt are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the debt affects earnings. Risk management results for the three months ended September 30, 2018 and 2017 related to the balance sheet hedging of variable rate debt indicates that the hedges were effective.

8. Other Comprehensive Income

The components of other comprehensive income are as follows:

	Three Months Ended September 30,
	2018			2017
	Pre-tax	Tax Expense	After-tax	Pre-tax	Tax Expense	After-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
	(Dollars in thousands)
Change in net unrealized loss on available-for-sale debt securities	$(74)	$(20)	$(54)	$122	$45	$77

Change in accumulated loss on effective cash flow hedges	482	130	352	22	9	13
Reclassification adjustment for losses included in net income	70	19	51	23	9	14
Total derivatives and hedging activities	552	149	403	45	18	27
Total other comprehensive (loss) income	$478	$129	$349	$167	$63	$104

Accumulated other comprehensive loss is comprised of the following:

	September 30, 2018	June 30, 2018
	(Dollars in thousands)
Unrealized loss on investment securities	$(1,411)	$(1,584)
Tax effect	381	428
After tax amount	(1,030)	(1,156)
Unrealized loss on cash flow hedges	(275)	(827)
Tax effect	73	222
After tax amount	(202)	(605)
Accumulated other comprehensive loss	$(1,232)	$(1,761)

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

Financial instruments with contract amounts which represent credit risk are as follows:

	September 30, 2018	June 30, 2018
	(Dollars in thousands)
Commitments to grant loans	$22,957	$20,431
Unfunded commitments under lines of credit	32,862	29,478
Standby letters of credit	3,183	3,183

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.  The Company has recorded an allowance for possible losses on commitments and unfunded loans totaling $62 thousand and $52 thousand recorded in other liabilities at September 30, 2018 and June 30, 2018, respectively.

Contingencies

The Company and its subsidiary are parties to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company’s consolidated financial position or results of operations.

10.	Stock-Based Compensation

A summary of restricted share activity for the quarter ended September 30, 2018 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	318,334	$11.71
Granted	114,925	22.40
Vested	(53,453)	10.30
Forfeited	(6,377)	10.20
Unvested at end of period	373,429	15.23

A summary of the vesting schedule for the shares granted in the quarter ended September 30, 2018 follows:

●	89,925 restricted shares vest in three equal installments, commencing on August 14, 2021; and,
●

25,000 restricted shares are subject to performance-based vesting over a three year period (the “performance shares”). The performance shares include an absolute metric and a sliding metric within the performance period. The absolute metric requires that the Company be in compliance with the regulatory commitments made to the Federal Reserve Bank and Maine Bureau of Financial Institutions.  The sliding metric is based on reaching certain thresholds in regards to the company’s return on equity (“ROE”).  The performance shares shall vest in certain defined increments for such periods if the ROE is at least 70% of such targeted returns.  This performance will be measured on both a year-by-year basis for three years, and an average basis over the three year performance period.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

Investment securities - Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Examples of such instruments include publicly-traded common and preferred stocks. If quoted prices are not available, then fair values are estimated by using pricing models ( i.e., matrix pricing) and market interest rates and credit assumptions or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. Examples of such instruments include government agency and government sponsored enterprise mortgage-backed securities, as well as certain preferred and trust preferred stocks. Level 3 securities are securities for which significant unobservable inputs are utilized.

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

Servicing rights, net - The fair value of the servicing rights is based on a valuation model that calculates the present value of estimated future net servicing income. Adjustments are only recorded when the discounted cash flows derived from the valuation model are less than the carrying value of the asset. Certain inputs are not observable, and therefore servicing rights, net are generally categorized as Level 3 within the fair value hierarchy.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	September 30, 2018
	Total	Level 1	Level 2	Level 3
Assets	(Dollars in thousands)
Available-for-sale debt securities:
U.S. Government agency securities	$56,821	$-	$56,821	$-
Agency mortgage-backed securities	22,336	-	22,336	-
Equity investments measured at net asset value(1)	6,620	-	-	-
Other assets – interest rate caps	68	-	68	-
Other assets – interest rate swaps	82		82
Liabilities
Other liabilities – interest rate swaps	$257	$-	$257	$-

	June 30, 2018
	Total	Level 1	Level 2	Level 3
Assets	(Dollars in thousands)
Available-for-sale debt securities:
U.S. Government agency securities	$56,887	$-	$56,887	$-
Agency mortgage-backed securities	24,181	-	24,181	-
Equity investments measured at net asset value(1)	6,619	-	-	-
Other assets – interest rate caps	64	-	64	-
Other assets – interest rate swaps	15		15
Liabilities
Other liabilities – interest rate swap	$668	$-	$668	$-

(1)

In accordance with ASU 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amount presented in the table are intended to permit reconciliation of the fair value amount to the consolidated financial statements.

Assets measured at fair value on a nonrecurring basis are summarized below.

	September 30, 2018
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$2,677	$-	$-	$2,677
Real estate owned and other repossessed collateral	1,549	-	-	1,549
Servicing rights, net	3,010	-	-	3,010

	June 30, 2018
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$1,917	$-	$-	$1,917
Real estate owned and other repossessed collateral	2,233	-	-	2,233
Servicing rights, net	2,970	-	-	2,970

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a nonrecurring basis at the dates indicated.

	Fair Value
	September 30, 2018	June 30, 2018	Valuation Technique
	(Dollars in thousands)
Collateral dependent impaired loans	$2,677	$1,917	Appraisal of collateral(1)
Real estate owned and other repossessed collateral	1,549	2,223	Appraisal of collateral(1)
Servicing rights, net	3,010	2,970	Discounted cash flow(2)

(1) Fair value is generally determined through independent appraisals of the underlying collateral. The Company may also use another available source of collateral assessment to determine a reasonable estimate of the fair value of the collateral. Appraisals may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments was 10% to 100%.

(2) Fair value is determined using a discounted cash flow model. The unobservable inputs include anticipated rate of loan prepayments and discount rates. The range of prepayment assumptions used was 10.6% to 11.5%. For discount rates, the range was 9.0% to 23.3%.

The table below summarizes the total gains (losses) on assets measured at fair value on a non-recurring basis for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,
	2018	2017
	(In thousands)

Collateral dependent impaired loans	$(324)	$16

Real estate owned and other repossessed collateral	-	-
Servicing rights, net	(107)	-
Total	$(431)	$16

The following table presents the estimated fair value of the Company's financial instruments.

	Carrying	Fair Value Measurements at September 30, 2018
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$205,717	$205,717	$205,717	$-	$-
Available-for-sale debt securities	79,157	79,157	-	79,157	-
Equity investments measured at net asset value(1)	6,620	6,620	-	-	-
Federal Home Loan Bank stock	1,652	1,652	-	1,652	-
Loans held for sale	3,290	3,290	-	3,290	-
Loans, net	881,908	879,760	-	-	879,760
Accrued interest receivable	2,870	2,870	-	2,870	-
Interest rate caps	68	68	-	68	-
Interest rate swaps	82	82	-	82	-

Financial liabilities:
Deposits	1,015,507	1,014,302	-	1,014,302	-
Federal Home Loan Bank advances	15,000	15,000	-	15,000	-
Capital lease obligation	536	546	-	546	-
Subordinated debt	24,043	26,001	-	-	26,001
Interest rate swaps	257	257	-	257	-

	Carrying	Fair Value Measurements at June 30, 2018
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$157,402	$157,402	$157,402	$-	$-
Available-for-sale debt securities	81,068	81,068	-	81,068	-
Equity investments measured at net asset value(1)	6,619	6,619	-	-	-
Federal Home Loan Bank stock	1,652	1,652	-	1,652	-
Loans held for sale	7,155	7,155	-	7,155	-
Loans, net	866,995	868,730	-	-	868,730
Accrued interest receivable	2,528	2,528	-	2,528	-
Interest rate caps	64	64	-	64	-
Interest rate swaps	15	15		15

Financial liabilities:
Deposits	954,940	953,216	-	953,216	-
Federal Home Loan Bank advances	15,000	15,000	-	15,000	-
Capital lease obligation	605	619	-	619	-
Subordinated debt	23,958	25,961	-	-	25,961
Interest rate swaps	668	668	-	668	-

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in Northeast Bancorp’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, filed with the Securities and Exchange Commission.

A Note about Forward Looking Statements

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to Northeast Bancorp’s financial condition, prospective results of operations, future performance or expectations, plans, objectives, prospects, loan loss allowance adequacy, simulation of changes in interest rates, capital spending and finance sources and revenue sources. These statements relate to expectations concerning matters that are not historical facts. Accordingly, statements that are based on management’s projections, estimates, assumptions, and judgments constitute forward-looking statements. These forward-looking statements, which are based on various assumptions (some of which are beyond the Company’s control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as “believe”, “expect”, “estimate”, “anticipate”, “continue”, “plan”, “approximately”, “intend”, “objective”, “goal”, “project”, or other similar terms or variations on those terms, or the future or conditional verbs such as “will”, “may”, “should”, “could”, and “would”. Although the Company believes that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, the Company cannot give you any assurance that its expectations will, in fact, occur or that its estimates or assumptions will be correct. The Company cautions you that actual results could differ materially from those expressed or implied by such forward-looking statements as a result of, among other factors, changes in interest rates and real estate values; competitive pressures from other financial institutions; weakness in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay the Company’s loans; changes in loan defaults and charge-off rates; changes in the value of securities and other assets, adequacy of loan loss reserves, or deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; operational risks including, but not limited to, cybersecurity breaches, fraud and natural disasters; the risk that the Company may not be successful in the execution of its business strategy; the risk that intangibles recorded in the Company’s financial statements will become impaired; changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 as updated in the Company’s Quarterly Reports on Form 10-Q and other filings submitted to the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this report and the Company does not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

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

In connection with the transaction, as part of the regulatory approval process, the Company and the Bank made certain commitments to the Federal Reserve, the most significant of which are (i) to maintain a Tier 1 leverage ratio of at least 10%, (ii) to maintain a total risk-based capital ratio of at least 15%, (iii) to limit purchased loans to 40% of total loans, (iv) to fund 100% of the Company’s loans with core deposits (defined as non-maturity deposits and non-brokered insured time deposits), and (v) to hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total risk-based capital. On June 28, 2013, the Federal Reserve approved the amendment to exclude owner-occupied commercial real estate loans from the commitment to hold commercial real estate loans to within 300% of total risk-based capital. All other commitments made to the Federal Reserve in connection with the merger remain unchanged. The Company and the Bank are currently in compliance with all commitments to the Federal Reserve. The Company’s compliance ratios at September 30, 2018 follow:

Condition	Ratios as of September 30, 2018
(i) Tier 1 leverage capital ratio	12.83%
(ii) Total capital ratio	19.81%
(iii) Ratio of purchased loans to total loans, including loans held for sale	33.75%
(iv) Ratio of loans to core deposits (1)	87.17%
(v) Ratio of non-owner occupied commercial real estate loans to total capital (2)	230.48%

(1) Core deposits include all non-maturity deposits and non-brokered insured time deposits.

(2) For purposes of calculating this ratio, commercial real estate includes all non-owner occupied commercial real estate loans defined as such by regulatory guidance, including all land development and construction loans.

As of September 30, 2018, the Company, on a consolidated basis, had total assets of $1.2 billion, total deposits of $1.0 billion, and shareholders’ equity of $143.4 million. The Company gathers retail deposits through its banking offices in Maine and the Bank's online affinity deposit program, ableBanking; originates loans through the Bank’s Community Banking Division; originates Small Business Administration (“SBA”) and United States Department of Agriculture loans through the Bank’s national SBA group (“SBA Division”); and purchases and originates commercial loans through the Bank’s LASG. The Community Banking Division, with ten full-service branches, operates from the Bank’s headquarters in Lewiston, Maine. LASG, ableBanking, and the SBA Division operate from the Company's offices in Boston, Massachusetts.

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

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. The reader is encouraged to review each of the policies included in Form 10-K for the year ended June 30, 2018 to gain a better understanding of how Northeast’s financial performance is measured and reported. There has been no material change in critical accounting policies during the three months ended September 30, 2018.

Overview

Net income totaled $4.5 million for the quarter ended September 30, 2018, a decrease of $52 thousand, or 1.1%, from net income of $4.6 million for the quarter ended September 30, 2017.

Net interest and dividend income before provision for loan losses increased by $1.0 million for the quarter ended September 30, 2018, compared to the quarter ended September 30, 2017. The increase is primarily due to higher average balances in the total loan portfolio. This increase was partially offset by lower transactional income, higher funding costs and higher average deposit balances.

Noninterest income decreased by $404 thousand for the quarter ended September 30, 2018, compared to the quarter ended September 30, 2017, principally due to the following:

●	A decrease in gain on sale of SBA loans of $168 thousand, due to lower pricing in the SBA guaranty market in the quarter; and
●	A decrease in gain on sale of residential loans of $117 thousand, due to lower volume of residential loans sold in the quarter.

Noninterest expense increased by $641 thousand for the quarter ended September 30, 2018, compared to the quarter ended September 30, 2017, primarily due to the following:

●	An increase in salaries and employee benefits expense of $255 thousand, primarily due to increases in incentive compensation, stock-based compensation expense, and health insurance costs;
●	An increase in other noninterest expense of $167 thousand, primarily due to the quarterly valuation of SBA servicing rights;
●	An increase in professional fees of $92 thousand, primarily due to increased legal and other consulting costs; and
●	An increase in loan expense of $74 thousand, largely driven by direct expenses related to a repossessed asset.

Income tax expense decreased by $123 thousand for the quarter ended September 30, 2018, compared to the quarter ended September 30, 2017, primarily due to the following:

●	A decrease in income before income tax expense of $175 thousand, which resulted in a $49 thousand decrease in income tax expense; and
●

A decrease in the federal corporate income tax rate as a result of the Tax Cuts and Jobs Act signed into law on December 22, 2017, which resulted in a $691 thousand decrease in federal income tax expense; partially offset by

●

A decrease in the income tax benefit recognized of $637 thousand arising from the treatment of vested restricted stock awards under ASU 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, whereby the tax effects of vested awards or exercised stock options are treated as a discrete item in the reporting period in which they occur.

Financial Condition

Overview

As of September 30, 2018, total assets were $1.2 billion, an increase of $56.0 million, or 4.8%, from total assets of $1.2 billion as of June 30, 2018. The principal components of the changes in the balance sheet follow:

The following table highlights the changes in the loan portfolio for the three months ended September 30, 2018:

	Three Months Ended September 30, 2018
	September 30, 2018 Balance	June 30, 2018 Balance	Change ($)	Change (%)
	(Dollars in thousands)
LASG Purchased	$300,548	$290,972	$9,576	3.29%
LASG Originated	407,822	397,363	10,459	2.63%
SBA	67,212	60,156	7,056	11.73%
Community Banking	111,614	123,311	(11,697)	(9.49% )
Total	$887,196	$871,802	$15,394	1.77%

Loans generated by the Bank's LASG for the quarter ended September 30, 2018 totaled $105.9 million, which consisted of $34.8 million of purchased loans, at an average price of 93.9% of unpaid principal balance, and $71.1 million of originated loans. The Bank's SBA Division closed $18.9 million and funded $18.6 million of new loans during the quarter ended September 30, 2018. In addition, the Company sold $12.3 million of the guaranteed portion of SBA loans in the secondary market, of which $7.4 million were originated in the current quarter and $4.9 million were originated in prior quarters. Residential loan production sold in the secondary market totaled $13.2 million for the quarter.

As noted above in the “Business Overview” section, the Company made certain commitments to the Federal Reserve in connection with the merger of FHB with and into the Company in December 2010. The Company’s loan purchase and commercial real estate loan availability under these conditions follow.

Basis for Regulatory Condition	Condition	Availability at September 30, 2018
		(Dollars in millions)
Total Loans	Purchased loans may not exceed 40% of total loans	$92.7
Regulatory Capital	Non-owner occupied commercial real estate loans may not exceed 300% of total capital	120.2

An overview of the Bank’s LASG portfolio follows:

	LASG Portfolio
	Three Months Ended September 30,
	2018			2017
	Purchased	Originated	Total LASG	Purchased	Originated	Total LASG
	(Dollars in thousands)
Loans purchased or originated during the period:
Unpaid principal balance	$37,077	$71,136	$108,213	$4,318	$40,779	$45,097
Net investment basis	34,803	71,136	105,939	3,651	40,779	44,430

Loan returns during the period:
Yield	9.46%	7.43%	8.31%	12.28%	6.35%	8.85%
Total Return (1)	9.46%	7.43%	8.31%	12.28%	6.35%	8.85%

Total loans as of period end:
Unpaid principal balance	$336,908	$407,822	$744,730	$262,144	$340,756	$602,900
Net investment basis	300,548	407,822	708,370	231,232	340,756	571,988

(1) The total return on purchased loans represents scheduled accretion, accelerated accretion, gains on asset sales, gains on real estate owned and other noninterest income recorded during the period divided by the average invested balance, which includes purchased loans held for sale, on an annualized basis. The total return on purchased loans does not include the effect of purchased loan charge-offs or recoveries during the period. Total return on purchased loans is considered a non-GAAP financial measure.

Assets

Cash and Due from Banks, Short-Term Investments and Investment Securities

Cash and cash equivalents were $205.7 million as of September 30, 2018, an increase of $48.3 million, or 30.7%, from $157.4 million at June 30, 2018. The increase is primarily due to the increase in deposits, offset by the increase in loans in the period.

Investment securities totaled $85.8 million as of September 30, 2018, compared to $87.7 million as of June 30, 2018, representing a decrease of $1.9 million, or 2.2%, primarily due to principal payments on mortgage-backed securities. Included in investment securities are securities issued by government agencies and government-sponsored enterprises, as well as an investment of $5.1 million in a CRA qualified fund that seeks to invest in securities either issued or guaranteed by the U.S. government or its agencies and an investment of $1.5 million in a CRA qualified fund that primarily invests in the federally guaranteed portion of SBA 7(a) loans. At September 30, 2018, no securities were pledged for outstanding borrowings.

Loans

The Company’s loan portfolio (excluding loans held-for-sale) by lending division follows:

	September 30, 2018
	Community Banking Division	LASG	SBA Division	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$61,041	$8,735	$-	$69,776	7.86%
Home equity	9,134	-	-	9,134	1.03%
Commercial real estate: non-owner occupied	17,685	151,739	38,142	207,566	23.40%
Commercial real estate: owner occupied	10,563	73,142	23,123	106,828	12.04%
Commercial and industrial	10,213	174,206	5,947	190,366	21.46%
Consumer	2,978	-	-	2,978	0.34%
Total originated loans	111,614	407,822	67,212	586,648	66.13%
Purchased loans:
Residential real estate	-	14,398	-	14,398	1.62%
Commercial real estate: non-owner occupied	-	165,088	-	165,088	18.61%
Commercial real estate: owner occupied	-	120,142	-	120,142	13.54%
Commercial and industrial	-	920	-	920	0.10%
Total purchased loans	-	300,548	-	300,548	33.87%
Total loans	$111,614	$708,370	$67,212	$887,196	100.00%

	June 30, 2018
	Community Banking Division	LASG	SBA Division	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$68,634	$7,111	$128	$75,873	8.70%
Home equity	10,457	-	-	10,457	1.20%
Commercial real estate: non-owner occupied	18,698	137,463	29,488	185,649	21.29%
Commercial real estate: owner occupied	11,351	81,916	24,483	117,750	13.51%
Commercial and industrial	10,927	170,873	6,057	187,857	21.55%
Consumer	3,244	-	-	3,244	0.37%
Total originated loans	123,311	397,363	60,156	580,830	66.62%
Purchased loans:
Residential real estate	-	13,926	-	13,926	1.60%
Commercial real estate: non-owner occupied	-	150,805	-	150,805	17.30%
Commercial real estate: owner occupied	-	125,246	-	125,246	14.37%
Commercial and industrial	-	995	-	995	0.11%
Total purchased loans	-	290,972	-	290,972	33.38%
Total loans	$123,311	$688,335	$60,156	$871,802	100.00%

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

In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications, the loan is classified as a TDR. Concessionary modifications may include adjustments to interest rates, extensions of maturity, or other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. Nonaccrual loans that are restructured generally remain on nonaccrual status for a minimum period of six months to demonstrate that the borrower can meet the restructured terms. If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan is classified as a nonaccrual loan. With limited exceptions, loans classified as TDRs remain classified as such until the loan is paid off.

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

The following table details the Company's nonperforming assets and other credit quality indicators as of September 30, 2018 and June 30, 2018. Management believes that, based on their carrying amounts, nonperforming assets are well secured based on the estimated fair value of underlying collateral.

	Nonperforming Assets at September 30, 2018
	Originated	Purchased	Total
	(Dollars in thousands)
Loans:
Residential real estate	$2,633	$202	$2,835
Home equity	151	-	151
Commercial real estate	1,703	4,816	6,519
Commercial and industrial	1,454	357	1,811
Consumer	185	-	185
Total nonperforming loans	6,126	5,375	11,501
Real estate owned and other repossessed collateral	118	1,431	1,549
Total nonperforming assets	$6,244	$6,806	$13,050

Ratio of nonperforming loans to total loans			1.30%
Ratio of nonperforming assets to total assets			1.08%
Ratio of loans past due to total loans			1.09%
Nonperforming loans that are current			$2,470
Commercial loans risk rated substandard or worse			$8,931
Troubled debt restructurings:
On accrual status			$11,583
On nonaccrual status			$3,183

	Nonperforming Assets at June 30, 2018
	Originated	Purchased	Total
	(Dollars in thousands)
Loans:
Residential real estate	$2,914	$202	$3,116
Home equity	298	-	298
Commercial real estate	1,499	5,180	6,679
Commercial and industrial	1,368	363	1,731
Consumer	134	-	134
Total nonperforming loans	6,213	5,745	11,958
Real estate owned and other repossessed collateral	115	2,118	2,233
Total nonperforming assets	$6,328	$7,863	$14,191

Ratio of nonperforming loans to total loans			1.37%
Ratio of nonperforming assets to total assets			1.23%
Ratio of loans past due to total loans			0.89%
Nonperforming loans that are current			$4,897
Commercial loans risk rated substandard or worse			$9,090
Troubled debt restructurings:
On accrual status			$11,915
Nonaccrual status			$3,543

As of September 30, 2018, nonperforming assets totaled $13.1 million, or 1.08% of total assets, as compared to $14.2 million, or 1.23% of total assets, as of June 30, 2018.

OREO decreased by $684 thousand, or 30.6%, to $1.5 million at September 30, 2018, compared to $2.2 million at June 30, 2018. The decrease was primarily the result of the sale of one property in the quarter ended September 30, 2018.

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

The Company’s allowance for loan losses was $5.3 million as of September 30, 2018, compared to $4.8 million as of June 30, 2018. The increase in the period is primarily the result of changes in the composition of the loan portfolio from an increase in loans originated by the SBA division, as well as an increase in specific reserve on two loan relationships.

The following table details ratios related to the allowance for loan losses for the periods indicated.

	September 30, 2018	June 30, 2018	September 30, 2017
Allowance for loan losses to nonperforming loans	45.98%	40.20%	24.23%
Allowance for loan losses to total loans	0.60%	0.55%	0.53%
Last twelve months of net-charge offs to average loans	0.04%	0.04%	0.03%

While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors.

Other Assets

Premises and equipment, net, decreased by $277 thousand, or 4.2%, to $6.3 million at September 30, 2018, compared to $6.6 million at June 30, 2018. The decrease was primarily due to depreciation and amortization.

Intangible assets totaled $758 thousand and $867 thousand at September 30, 2018 and June 30, 2018, respectively. The $109 thousand decrease was the result of intangible asset amortization during the period.

Servicing rights, net totaled $3.0 million at both September 30, 2018 and June 30, 2018. The $40 thousand increase was the result of SBA loans sold during the three months ended September 30, 2018, offset by amortization and the revaluation of the servicing rights performed on a quarterly basis and amortization.

The cash surrender value of the Company’s bank-owned life insurance (“BOLI”) assets increased $109 thousand, or 0.7% to $16.7 million at September 30, 2018, compared to $16.6 million at June 30, 2018. Increases in cash surrender value are recognized in noninterest income and are not subject to income taxes. Borrowing on, or surrendering a policy, may subject the Company to income tax expense on the increase in cash surrender value. For these reasons, management considers BOLI an illiquid asset. BOLI represented 9.7% of the Company’s regulatory total capital at September 30, 2018.

Deposits, FHLBB Advances, Subordinated Debt, Liquidity, and Capital

Deposits

The Company’s principal source of funding is its core deposit accounts. At September 30, 2018, non-maturity accounts and non-brokered insured time deposits represented 100% of total deposits.

Total deposits increased $60.6 million, or 6.3%, to $1.0 billion as of September, 2018 from $954.9 million as of June 30, 2018. The increase was attributable primarily to an increase in time deposits of $87.9 million, or 25.0% due to promotions during the quarter, offset by a decrease in money market accounts of $22.5 million, or 5.3%.

The composition of total deposits at September 30, 2018 and June 30, 2018 is as follows:

	September 30, 2018		June 30, 2018
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Demand deposits	$67,500	6.65%	$72,272	7.57%
NOW accounts	73,867	7.27%	73,347	7.68%
Regular and other savings	35,697	3.52%	36,290	3.80%
Money market deposits	398,423	39.23%	420,886	44.07%
Total non-certificate accounts	575,487	56.67%	602,795	63.12%
Term certificates of $250 thousand or less	440,020	43.33%	352,145	36.88%
Term certificates greater than $250 thousand	-	0.00%	-	0.00%
Total certificate accounts	440,020	43.33%	352,145	36.88%
Total deposits	$1,015,507	100.00%	$954,940	100.00%

FHLBB Advances

Advances from the FHLBB were $15.0 million at both September 30, 2018 and June 30, 2018. As of September 30, 2018, the Company had pledged certain residential real estate loans and commercial real estate loans to secure outstanding advances and provide additional borrowing capacity. As of September 30, 2018, no securities were pledged for outstanding borrowings.

Subordinated Debt

On June 29, 2016, the Company entered into a Subordinated Note Purchase Agreement with certain institutional accredited investors pursuant to which the Company issued subordinated notes equal to $15.05 million in aggregate principal amount with an interest rate of 6.75% fixed-to-floating maturing in 2026 (“subordinated notes”). The subordinated notes, net of issuance costs, totaled $14.7 million at both September 30, 2018 and June 30, 2018.

The Company had junior subordinated debentures issued to affiliated trusts totaling $9.3 million and $9.2 million at September 30, 2018 and June 30, 2018, respectively. The unpaid principal balance of the junior subordinated debentures totaled $16.5 million at both September 30, 2018 and June 30, 2018.

Liquidity

The following table is a summary of unused borrowing capacity of the Company at September 30, 2018, in addition to traditional retail deposit products:

	As of September 30, 2018
	(Dollars in thousands)
Brokered time deposits	$303,429	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	45,478	Unused advance capacity subject to eligible and qualified collateral
Federal Discount Window Borrower-in-Custody	1,056	Unused credit line subject to the pledge of loans
Other available lines	17,500
Total unused borrowing capacity	$367,463

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

At September 30, 2018, the Company had $434.2 million of immediately accessible liquidity, defined as cash that the Bank reasonably believes could be raised within seven days through collateralized borrowings, brokered deposits or security sales. This position represented 35.8% of total assets. The Company also had $205.7 million of cash and cash equivalents at September 30, 2018.

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

Capital

The unpaid principal balance and carrying amount of junior subordinated debentures totaled $16.5 million and $9.3 million, respectively, as of September 30, 2018. The unpaid principal balance and carrying amount of subordinated debt totaled $15.1 million and $14.7 million, respectively, as of September 30, 2018. The junior subordinated debt represents qualifying Tier 1 capital for the Company, up to a maximum of 25% of total Tier 1 capital, and subordinated debt represents qualifying Tier 2 capital for the Company. At September 30, 2018, the carrying amounts of the junior subordinated debt, net of the Company’s $496 thousand investment in the affiliated trusts, qualified as Tier 1 capital, and the subordinated debt qualified as Tier 2 capital.

At September 30, 2018, shareholders’ equity was $143.4 million, an increase of $5.0 million, or 3.6% from June 30, 2018. Book value per outstanding common share was $15.85 at September 30, 2018 and $15.49 at June 30, 2018. Tier 1 capital to total average assets of the Company was 12.8% as of September 30, 2018 and 13.1% at June 30, 2018.

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

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions		Minimum Capital Ratio with Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Ratio

September 30, 2018:	(Dollars in thousands)
Common equity tier 1 capital to risk weighted assets:
Company	$143,960	16.50%	$39,267	>4.5%	N/A	N/A	7.0%
Bank	162,154	18.59%	39,261	>4.5%	$56,710	>6.5%	7.0%

Total capital to risk weighted assets:
Company	172,856	19.81%	69,808	>8.0%	N/A	N/A	10.5%
Bank	167,503	19.20%	69,797	>8.0%	87,247	>10.0%	10.5%

Tier 1 capital to risk weighted assets:
Company	152,761	17.51%	52,356	>6.0%	N/A	N/A	8.5%
Bank	162,154	18.59%	52,348	>6.0%	69,797	>8.0%	8.5%

Tier 1 capital to average assets:
Company	152,761	12.83%	47,611	>4.0%	N/A	N/A	4.0%
Bank	162,154	13.63%	47,595	>4.0%	59,494	>5.0%	4.0%

June 30, 2018:
Common equity tier 1 capital to risk weighted assets:
Company	$139,247	16.02%	$39,113	>4.5%	N/A	N/A	7.0%
Bank	156,856	18.04%	39,120	>4.5%	$56,506	>6.5%	7.0%

Total capital to risk weighted assets:
Company	167,567	19.28%	69,535	>8.0%	N/A	N/A	10.5%
Bank	161,714	18.60%	69,546	>8.0%	86,933	>10.0%	10.5%

Tier 1 capital to risk weighted assets:
Company	147,990	17.03%	52,151	>6.0%	N/A	N/A	8.5%
Bank	156,856	18.04%	52,160	>6.0%	69,546	>8.0%	8.5%

Tier 1 capital to average assets:
Company	147,990	13.12%	45,102	>4.0%	N/A	N/A	4.0%
Bank	156,856	13.92%	45,075	>4.0%	56,344	>5.0%	4.0%

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

On October 21, 2016, the Board of Directors voted to amend the existing stock repurchase program to authorize the Company to purchase an additional 500,000 shares of its common stock, representing 5.7% of the Company’s outstanding common shares. The amended stock repurchase program expired on October 21, 2018, and there are no outstanding repurchase programs.

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

See Part I. Item I. “Notes to Unaudited Consolidated Financial Statements – Note 9: Commitments and Contingencies” for further discussion.

Results of Operations

General

Net income totaled $4.5 million for the quarter ended September 30, 2018, a decrease of $52 thousand from $4.6 million for the quarter ended September 30, 2017.

Net Interest Income

Three Months Ended September 30, 2018 and 2017

Net interest and dividend income before provision for loan losses increased by $1.0 million for the quarter ended September 30, 2018, compared to the quarter ended September 30, 2017. The increase was primarily due to higher average balances in the loan portfolio. These increases were partially offset by lower transactional income, higher funding costs and higher average deposit balances.

The following table summarizes interest income and related yields recognized on the loan portfolios:

	Interest Income and Yield on Loans
	Three Months Ended September 30,
	2018			2017
	Average	Interest		Average	Interest
	Balance (1)	Income	Yield	Balance (1)	Income	Yield
	(Dollars in thousands)
Community Banking	$120,340	$1,522	5.02%	$150,178	$1,746	4.61%
SBA	71,165	1,285	7.16%	53,527	941	6.97%
LASG:
Originated	398,333	7,464	7.43%	328,775	5,265	6.35%
Purchased	304,107	7,254	9.46%	240,136	7,431	12.28%
Total LASG	702,440	14,718	8.31%	568,911	12,696	8.85%
Total	$893,945	$17,525	7.78%	$772,616	$15,383	7.90%

(1)   Includes loans held for sale.

The following table details the “Total Return” on purchased loans. When compared to the three months ended September 30, 2017, transactional income for the three months ended September 30, 2018 decreased by $1.3 million. The total return on purchased loans for the three months ended September 30, 2018 was 9.46%. The decrease over the prior comparable period was primarily due to higher accelerated accretion and loan fees in the three months ended September 30, 2017. The following table details the total return on purchased loans:

	Total Return on Purchased Loans
	Three Months Ended September 30,
	2018		2017
	Income	Return (1)	Income	Return (1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$5,761	7.51%	$4,613	7.62%
Transactional income:
Gain on loan sales	-	0.00%	-	0.00%
Gain on sale of real estate owned	-	0.00%	-	0.00%
Other noninterest income (expense)	-	0.00%	-	0.00%
Accelerated accretion and loan fees	1,493	1.95%	2,818	4.66%
Total transactional income	1,493	1.95%	2,818	4.66%
Total	$7,254	9.46%	$7,431	12.28%

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

The Company’s interest rate spread decreased by 28 basis points and net interest margin decreased by 20 basis points for the quarter ended September 30, 2018 compared to the quarter ended September 30, 2017. The decrease was principally due to higher deposit rates and average deposit balances, as well as lower transactional income recognized in the quarter.

The following sets forth the average balance sheets, interest income and interest expense, and average yields and costs for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,
	2018			2017
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning assets:
Investment securities	$87,873	$362	1.63%	$95,827	$266	1.10%
Loans (1) (2) (3)	893,945	17,525	7.78%	772,616	15,393	7.90%
Federal Home Loan Bank stock	1,652	24	5.76%	1,938	20	4.09%
Short-term investments (4)	172,641	856	1.97%	160,354	509	1.26%
Total interest-earning assets	1,156,111	18,767	6.44%	1,030,735	16,188	6.23%
Cash and due from banks	2,571			3,134
Other non-interest earning assets	31,234			30,887
Total assets	$1,189,916			$1,064,756

Liabilities & Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$69,705	$55	0.31%	$69,577	$51	0.29%
Money market accounts	406,104	1,548	1.51%	387,632	1,097	1.12%
Savings accounts	36,176	14	0.15%	37,033	13	0.14%
Time deposits	406,151	2,065	2.02%	312,485	1,015	1.29%
Total interest-bearing deposits	918,136	3,682	1.59%	806,727	2,176	1.07%
Federal Home Loan Bank advances	15,000	118	3.12%	20,007	172	3.41%
Subordinated debt	23,998	601	9.94%	23,661	508	8.52%
Capital lease obligations	560	7	4.96%	830	11	5.26%
Total interest-bearing liabilities	957,694	4,408	1.83%	851,225	2,867	1.34%

Non-interest bearing liabilities:
Demand deposits and escrow accounts	82,005			80,565
Other liabilities	9,740			8,464
Total liabilities	1,049,439			940,254
Shareholders' equity	140,477			124,502
Total liabilities and shareholders' equity	$1,189,916			$1,064,756

Net interest income (5)		$14,359			$13,321

Interest rate spread			4.61%			4.89%
Net interest margin (6)			4.93%			5.13%

(1) Interest income and yield are stated on a fully tax-equivalent basis using the statutory tax rate.
(2) Includes loans held for sale.
(3) Nonaccrual loans are included in the computation of average, but unpaid interest has not been included for purposes of determining interest income.

(4) Short-term investments include FHLB overnight deposits and other interest-bearing deposits.

(5) Includes tax-exempt interest income of $0 and $10 thousand for the three months ended September 30, 2018 and 2017, respectively.

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

	Three Months Ended September 30, 2018 Compared to 2017
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investment securities	$(24)	$120	$96
Loans	2,383	(251)	2,132
Federal Home Loan Bank stock	(3)	7	4
Short-term investments	42	305	347
Total interest-earning assets	2,398	181	2,579

Interest-bearing liabilities:
Interest-bearing deposits	407	1,099	1,506
Federal Home Loan Bank advances	(40)	(14)	(54)
Subordinated debt	7	86	93
Capital lease obligations	(3)	(1)	(4)
Total interest-bearing liabilities	371	1,170	1,541
Total change in net interest income	$2,027	$(989)	$1,038

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

Three Months Ended September 30, 2018 and 2017

The provision for loan losses for the quarters ended September 30, 2018 and 2017 was $532 thousand and $354 thousand, respectively. The increase in the Company’s provision for loan losses was primarily due to changes in the composition of the loan portfolio from an increase in loans originated by the SBA division, as well as an increase in specific reserves on two loan relationships.

Noninterest Income

Three Months Ended September 30, 2018 and 2017

Noninterest income decreased by $404 thousand for the quarter ended September 30, 2018, compared to the quarter ended September 30, 2017, principally due to the following:

●	A decrease in gain on sale of SBA loans of $168 thousand, due to lower pricing in the SBA guaranty market in the quarter; and
●	A decrease in gain on sale of residential loans of $117 thousand, due to lower volume of residential loans sold in the quarter.

Noninterest Expense

Three Months Ended September 30, 2018 and 2017

Noninterest expense increased by $641 thousand for the quarter ended September 30, 2018, compared to the quarter ended September 30, 2017, primarily due to the following:

●	An increase in salaries and employee benefits expense of $255 thousand, primarily due to increases in incentive compensation, stock-based compensation expense, and health insurance costs;
●	An increase in other noninterest expense of $167 thousand, primarily due to the quarterly valuation of SBA servicing rights;
●	An increase in professional fees of $92 thousand, primarily due to increased legal and other consulting costs; and
●	An increase in loan expense of $74 thousand, largely driven by direct expenses related to a repossessed asset.

Income Taxes

Three Months Ended September 30, 2018 and 2017

Income tax expense decreased by $123 thousand for the quarter ended September 30, 2018, compared to the quarter ended September 30, 2017, primarily due to the following:

●	A decrease in income before income tax expense of $175 thousand, which resulted in a $49 thousand decrease in income tax expense; and
●

A decrease in the federal corporate income tax rate as a result of the Tax Cuts and Jobs Act signed into law on December 22, 2017, which resulted in a $691 thousand decrease in federal income tax expense; partially offset by

●

A decrease in the income tax benefit recognized of $637 thousand arising from the treatment of vested restricted stock awards under ASU 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, whereby the tax effects of vested awards or exercised stock options are treated as a discrete item in the reporting period in which they occur.

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

There have been no material changes in the results of the Company's net interest income sensitivity analysis as reported in the Company's 2018 Annual Report on Form 10-K.  At September 30, 2018, management continues to consider the Company's primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company's balance sheet components.  This would include the mix of fixed versus variable rate loans and investments on the asset side, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit on the liability side.

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

Based on this evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2018.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2018 that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings None.

Item 1A.	Risk Factors There have been no material changes to the risk factors disclosed in Item 1A of the Company’s 2018 Annual Report on Form 10-K.
Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

(c) There were no purchases made by the Company of its common stock during the three months ended September 30, 2018. The Company’s amended stock repurchase program expired on October 21, 2018.

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
101

The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2018 and June 30, 2018; (ii) Consolidated Statements of Income for the three months ended September 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the three months ended September 30, 2018 and 2017; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended September 30, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the three months ended September 30, 2018 and 2017; and (v) Notes to Unaudited Consolidated Financial Statements. *

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2018		NORTHEAST BANCORP

	By:	/s/ Richard Wayne
Richard Wayne
President and Chief Executive Officer

	By:	/s/ Jean-Pierre Lapointe
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
101

The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2018 and June 30, 2018; (ii) Consolidated Statements of Income for the three months ended September 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the three months ended September 30, 2018 and 2017; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended September 30, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the three months ended September 30, 2018 and 2017; and (v) Notes to Unaudited Consolidated Financial Statements. *

* Filed herewith

** Furnished herewith