Form 10-Q
period 2018-12-31
NORTHEAST BANCORP /ME/
filed 2019-02-08
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

Commission File Number: 1-14588

Northeast Bancorp

(Exact name of registrant as specified in its charter)

Maine	01-0425066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Canal Street, Lewiston, Maine	04240
(Address of Principal executive offices)	(Zip Code)

(207) 786-3245

Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days. Yes ☑ No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or an emerging growth company. See definition of “accelerated filer,” and “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of February 1, 2019, the registrant had outstanding 8,227,945 shares of voting common stock, $1.00 par value per share and 811,946 shares of non-voting common stock, $1.00 par value per share.

PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)
	December 31, 2018	June 30, 2018
Assets
Cash and due from banks	$2,416	$3,889
Short-term investments	135,200	153,513
Total cash and cash equivalents	137,616	157,402

Available-for-sale debt securities, at fair value	78,132	81,068
Equity securities, at fair value	6,711	6,619
Total investment securities	84,843	87,687

Residential real estate loans held for sale	1,510	3,405
SBA loans held for sale	289	3,750
Total loans held for sale	1,799	7,155

Loans:
Commercial real estate	633,439	579,450
Commercial and industrial	209,493	188,852
Residential real estate	92,566	100,256
Consumer	2,788	3,244
Total loans	938,286	871,802
Less: Allowance for loan losses	5,308	4,807
Loans, net	932,978	866,995

Premises and equipment, net	6,112	6,591
Real estate owned and other repossessed collateral, net	1,463	2,233
Federal Home Loan Bank stock, at cost	1,652	1,652
Intangible assets, net	649	867
Servicing rights, net	2,934	2,970
Bank-owned life insurance	16,839	16,620
Other assets	7,242	7,564
Total assets	$1,194,127	$1,157,736

Liabilities and Shareholders' Equity
Deposits:
Demand	$68,324	$72,272
Savings and interest checking	107,769	109,637
Money market	345,149	420,886
Time	464,349	352,145
Total deposits	985,591	954,940

Federal Home Loan Bank advances	15,000	15,000
Subordinated debt	24,128	23,958
Capital lease obligation	466	605
Other liabilities	20,451	24,803
Total liabilities	1,045,636	1,019,306

Commitments and contingencies	-	-

Shareholders' equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares issued and outstanding at December 31, 2018 and June 30, 2018	-	-
Voting common stock, $1.00 par value, 25,000,000 shares authorized; 8,236,917 and 8,056,527 shares issued and outstanding at December 31, 2018 and June 30, 2018, respectively	8,237	8,057
Non-voting common stock, $1.00 par value, 3,000,000 shares authorized; 811,946 and 882,314 shares issued and outstanding at December 31, 2018 and June 30, 2018, respectively	812	882
Additional paid-in capital	77,455	77,016
Retained earnings	63,535	54,236
Accumulated other comprehensive loss	(1,548)	(1,761)
Total shareholders' equity	148,491	138,430
Total liabilities and shareholders' equity	$1,194,127	$1,157,736

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Interest and dividend income:
Interest and fees on loans	$18,934	$14,501	$36,460	$29,883
Interest on available-for-sale securities	425	267	784	533
Other interest and dividend income	970	492	1,851	1,022
Total interest and dividend income	20,329	15,260	39,095	31,438

Interest expense:
Deposits	3,982	2,129	7,664	4,305
Federal Home Loan Bank advances	125	148	242	319
Subordinated debt	573	517	1,174	1,025
Obligation under capital lease agreements	6	9	14	21
Total interest expense	4,686	2,803	9,094	5,670
Net interest and dividend income before provision for loan losses	15,643	12,457	30,001	25,768
Provision for loan losses	101	437	633	792
Net interest and dividend income after provision for loan losses	15,542	12,020	29,368	24,976

Noninterest income:
Fees for other services to customers	340	475	832	1,002
Gain on sales of SBA loans	942	341	1,793	1,361
Gain on sales of residential loans held for sale	104	255	279	545
Gain on sales of other loans	-	21	-	21
Net unrealized gain on equity securities	50	-	10	-
Gain (loss) on real estate owned, other repossessed collateral and premises and equipment, net	(24)	11	(64)	11
Bank-owned life insurance income	110	111	219	223
Other noninterest income	23	14	29	23
Total noninterest income	1,545	1,228	3,098	3,186

Noninterest expense:
Salaries and employee benefits	5,699	5,173	11,208	10,427
Occupancy and equipment expense	957	1,150	2,084	2,260
Professional fees	656	425	1,190	867
Data processing fees	830	624	1,431	1,227
Marketing expense	130	70	253	157
Loan acquisition and collection expense	585	368	1,024	733
FDIC insurance premiums	81	80	162	160
Intangible asset amortization	109	109	218	218
Other noninterest expense	856	564	1,687	1,228
Total noninterest expense	9,903	8,563	19,257	17,277
Income before income tax expense	7,184	4,685	13,209	10,885
Income tax expense	2,059	1,381	3,550	2,995
Net income	$5,125	$3,304	$9,659	$7,890

Weighted-average shares outstanding:
Basic	9,048,397	8,924,495	9,022,161	8,883,003
Diluted	9,201,557	9,168,084	9,192,643	9,129,010

Earnings per common share:
Basic	$0.57	$0.37	$1.07	$0.89
Diluted	0.56	0.36	1.05	0.86

Cash dividends declared per common share	$0.01	$0.01	$0.02	$0.02

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017

Net income	$5,125	$3,304	$9,659	$7,890

Other comprehensive income, before tax:
Available-for-sale securities:
Change in net unrealized gain (loss) on available-for-sale securities	633	(297)	560	(175)
Derivatives and hedging activities:
Change in accumulated (loss) gain on effective cash flow hedges	(1,104)	160	(623)	181
Reclassification adjustments included in interest expense	38	26	107	49
Total derivatives and hedging activities	(1,066)	186	(516)	230
Total other comprehensive (loss) income, before tax	(433)	(111)	44	55
Income tax (benefit) expense related to other comprehensive (loss) income	(117)	(43)	11	19
Other comprehensive (loss) income, net of tax	(316)	(68)	33	36
Comprehensive income	$4,809	$3,236	$9,692	$7,926

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share and per share data)

									Accumulated
									Other	Total
	Preferred Stock		Voting Common Stock		Non-voting Common Stock		Additional	Retained	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	Loss	Equity

Balance at June 30, 2017	-	-	7,840,460	$7,841	991,194	$991	$77,455	$38,142	$(1,632)	$122,797
Net income	-	-	-	-	-	-	-	7,890	-	7,890
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	36	36
Conversions between voting common stock and non- voting common stock, net	-	-	69,255	69	(69,255)	(69)	-	-	-	-
Dividends on common stock at $0.02 per share	-	-	-	-	-	-	-	(177)	-	(177)
Stock-based compensation	-	-	-	-	-	-	485	-	-	485
Issuance of restricted common stock	-	-	12,000	12	-	-	(12)	-	-	-
Cancellation and forfeiture of restricted common stock	-	-	(15,756)	(16)	-	-	(39)	-	-	(55)
Stock options exercised, net	-	-	111,375	111	-	-	(1,084)	-	-	(973)
Balance at December 31, 2017	-	$-	8,017,334	$8,017	921,939	$922	$76,805	$45,855	$(1,596)	$130,003

Balance at June 30, 2018	-	-	8,056,527	$8,057	882,314	$882	$77,016	$54,236	$(1,761)	$138,430
Net income	-	-	-	-	-	-	-	9,659	-	9,659
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	33	33
Conversions between voting common stock and non- voting common stock, net	-	-	70,368	70	(70,368)	(70)	-	-	-	-
Dividends on common stock at $0.02 per share	-	-	-	-	-	-	-	(180)	-	(180)
Stock-based compensation	-	-	-	-	-	-	687	-	-	687
Issuance of restricted common stock	-	-	116,925	117	-	-	(117)	-	-	-
Cancellation and forfeiture of restricted common stock	-	-	(7,877)	(8)	-	-	(126)	-	-	(134)
Stock options exercised, net	-	-	974	1	-	-	(5)	-	-	(4)
Adjustment for adoption of ASU 2016-01	-	-	-	-	-	-	-	(180)	180	-
Balance at December 31, 2018	-	$-	8,236,917	$8,237	811,946	$812	$77,455	$63,535	$(1,548)	$148,491

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended December 31,
	2018	2017
Operating activities:
Net income	$9,659	$7,890
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	633	792
Loss (gain) on sale and impairment of real estate owned and other repossessed collateral, net	64	(11)
Net unrealized gain on equity securities	(10)	-
Accretion of fair value adjustments on loans, net	(3,700)	(4,830)
Amortization of fair value adjustments on borrowings, net	115	104
Amortization of subordinated debt issuance costs	55	55
Originations of loans held for sale	(44,203)	(49,309)
Net proceeds from sales of loans held for sale	48,201	50,946
Gain on sales of residential loans held for sale	(279)	(545)
Gain on sales of SBA and other loans held for sale	(1,793)	(1,382)
Net decrease (increase) in servicing rights	36	(159)
Amortization of intangible assets	218	218
Bank-owned life insurance income, net	(219)	(223)
Depreciation of premises and equipment	662	636
Stock-based compensation	687	485
Deferred income tax expense	-	498
Amortization of available-for-sale debt securities, net	197	450
Changes in other assets and liabilities:
Other assets	391	(1,376)
Other liabilities	(4,948)	(3,231)
Net cash provided by operating activities	5,766	1,008
Investing activities:
Purchases of available-for-sale debt securities	(21,986)	(9,222)
Proceeds from maturities and principal payments on investment securities, net	25,203	12,951
Loan purchases	(84,137)	(38,453)
Loan originations, principal collections, and purchased loan paydowns, net	24,601	45,540
Purchases and disposals of premises and equipment, net	(183)	(795)
Redemption of Federal Home Loan Bank stock	-	180
Proceeds from sales of real estate owned and other repossessed collateral	756	1,264
Net cash (used in) provided by investing activities	(55,746)	11,465
Financing activities:
Net increase (decrease) in deposits	30,651	(41,196)
Dividends paid on common stock	(180)	(177)
Repayment of Federal Home Loan Bank advances	-	(5,000)
Repayment of capital lease obligation	(139)	(132)
Repurchases for tax withholdings on restricted common stock	(134)	(55)
Stock options exercised, net	(4)	(973)
Net cash provided by (used in) financing activities	30,194	(47,533)
Net decrease in cash and cash equivalents	(19,786)	(35,060)
Cash and cash equivalents, beginning of period	157,402	163,283
Cash and cash equivalents, end of period	$137,616	$128,223
Supplemental schedule of noncash investing activities:
Transfers from loans to real estate owned and other repossessed collateral, net	$50	$1,302

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

December 31, 2018

1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Northeast Bancorp (“Northeast” or the “Company”) and its wholly-owned subsidiary, Northeast Bank (the “Bank”).

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the interim periods presented. These accompanying unaudited financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2018 (“Fiscal 2018”) included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This guidance changes how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability exception will be available for equity investments that do not have readily determinable fair values; however, the exception requires the Company to adjust the carrying amount for impairment and observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This guidance also changes certain disclosure requirements and other aspects of current GAAP. The Company adopted this guidance during the three months ended September 30, 2018. This adoption resulted in a reclassification of $180 thousand from accumulated other comprehensive loss to retained earnings in the consolidated financial statements, with no net effect on shareholders' equity. In addition, the disclosure of the fair value of “Loans, net” in “Notes to Unaudited Consolidated Financial Statements – Note 10: Fair Value Measurements” is now calculated based on an exit pricing strategy versus an entry pricing strategy.

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

3. Investment Securities

The following presents a summary of the amortized cost, gross unrealized holding gains and losses, and fair value of investment securities.

	December 31, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Government agency securities	$57,056	$79	$(110)	$57,025
Agency mortgage-backed securities	21,853	-	(746)	21,107
Equity investments measured at net asset value	6,947	-	(236)	6,711
Total investment securities	$85,856	$79	$(1,092)	$84,843

	June 30, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Government agency securities	$57,129	$-	$(242)	$56,887
Agency mortgage-backed securities	25,276	-	(1,095)	24,181
Equity investments measured at net asset value	6,866	-	(247)	6,619
Total investment securities	$89,271	$-	$(1,584)	$87,687

At December 31, 2018 and June 30, 2018, the Company held no securities of any single issuer (excluding the U. S. Government and government agencies) with a book value that exceeded 10% of shareholders’ equity.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on sale. There were no securities sold during the three and six months ended December 31, 2018 or 2017. At December 31, 2018, no investment securities were pledged as collateral to secure outstanding borrowings.

The following summarizes the Company’s gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2018
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government agency securities	$10,914	$(20)	$18,009	$(90)	$28,923	$(110)
Agency mortgage-backed securities	-	-	21,107	(746)	21,107	(746)
Equity investments measured at net asset value	-	-	5,147	(236)	5,147	(236)
Total investment securities	$10,914	$(20)	$44,263	$(1,072)	$55,177	$(1,092)

	June 30, 2018
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government agency securities	$25,988	$(126)	$30,899	$(116)	$56,887	$(242)
Agency mortgage-backed securities	1,265	(27)	22,916	(1,068)	24,181	(1,095)
Equity investments measured at net asset value	-	-	5,076	(247)	5,076	(247)
Total investment securities	$27,253	$(153)	$58,891	$(1,431)	$86,144	$(1,584)

There were no other-than-temporary impairment losses on securities during the three and six months ended December 31, 2018 or 2017.

At December 31, 2018, the Company had 33 securities in an unrealized loss position. At December 31, 2018, all of the Company’s available-for-sale securities were issued or guaranteed by either government agencies or government-sponsored enterprises. The decline in fair value of the Company’s investment securities at December 31, 2018 is attributable to changes in interest rates.

In addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company’s investment portfolio, management of the Company also considers the Company’s ability and intent to hold such securities to maturity or recovery of cost. At December 31, 2018, the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the investment securities before recovery of its amortized cost. As such, management does not believe any of the Company’s investment securities are other-than-temporarily impaired at December 31, 2018.

The investments measured at net asset value include a fund that seeks to invest in securities either issued or guaranteed by the U.S. government or its agencies, as well as a fund that primarily invests in the federally guaranteed portion of SBA 7(a) loans that adjust quarterly or monthly and are indexed to the Prime Rate. The underlying composition of these funds is primarily government agencies, other investment-grade investments, or the guaranteed portion of SBA 7(a) loans, as applicable. As of December 31, 2018, the effective duration of the fund that seeks to invest in securities either issued or guaranteed by the U.S. government or its agencies is 4.66 years.

ASU 2016-01, Recognition and Measurements of Financial Assets and Financial Liabilities, was adopted on July 1, 2018, and a cumulative effect adjustment of $180 thousand was recorded to reclassify the amount of accumulated unrealized losses, net, related to equity securities from accumulated other comprehensive loss to retained earnings. For the three and six months ended December 31, 2018, there were $50 thousand and $10 thousand of increases in net unrealized gains on equity securities recognized in the consolidated statements of income, respectively.

The amortized cost and fair values of available-for-sale debt securities by contractual maturity are shown below as of December 31, 2018. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within one year	$20,094	$20,003
Due after one year through five years	36,962	37,022
Due after five years through ten years	-	-
Due after ten years	-	-
Total U.S. Government agency securities	57,056	57,025
Agency mortgage-backed securities	21,853	21,107
Total available-for-sale debt securities	$78,909	$78,132

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

The composition of the Company’s loan portfolio is as follows on the dates indicated.

	December 31, 2018
	Originated	Purchased	Total
	(Dollars in thousands)
Commercial real estate	$259,451	$313,261	$572,712
Commercial and industrial	202,150	788	202,938
Residential real estate	75,972	16,594	92,566
Consumer	2,788	-	2,788
SBA	67,282	-	67,282
Total loans	$607,643	$330,643	$938,286

	June 30, 2018
	Originated	Purchased	Total
	(Dollars in thousands)
Commercial real estate	$249,428	$276,051	$525,479
Commercial and industrial	181,800	995	182,795
Residential real estate	86,202	13,926	100,128
Consumer	3,244	-	3,244
SBA	60,156	-	60,156
Total loans	$580,830	$290,972	$871,802

Total loans include deferred loan origination costs, net, of $190 thousand and $223 thousand as of December 31, 2018 and June 30, 2018, respectively.

Past Due and Nonaccrual Loans

The following is a summary of past due and nonaccrual loans:

	December 31, 2018
	Past Due 30-59	Past Due 60-89	Past Due 90 Days or More-Still	Past Due 90 Days or More-	Total Past	Total	Total	Nonaccrual
	Days	Days	Accruing	Nonaccrual	Due	Current	Loans	Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$1,141	$247	$-	$1,640	$3,028	$72,944	$75,972	$2,595
Commercial real estate	238	309	-	2,237	2,784	256,667	259,451	2,351
Commercial and industrial	-	-	-	40	40	202,110	202,150	40
Consumer	62	67	-	121	250	2,538	2,788	216
SBA	1,325	62	-	1,273	2,660	64,622	67,282	1,793
Total originated portfolio	2,766	685	-	5,311	8,762	598,881	607,643	6,995
Purchased portfolio:
Residential real estate	-	-	-	202	202	16,392	16,594	202
Commercial real estate	5,363	1,205	-	2,612	9,180	304,081	313,261	4,755
Commercial and industrial	-	-	-	139	139	649	788	394
Total purchased portfolio	5,363	1,205	-	2,953	9,521	321,122	330,643	5,351
Total loans	$8,129	$1,890	$-	$8,264	$18,283	$920,003	$938,286	$12,346

	June 30, 2018
	Past Due 30-59 Days	Past Due 60-89 Days	Past Due 90 Days or More-Still Accruing	Past Due 90 Days or More- Nonaccrual	Total Past Due	Total Current	Total Loans	Nonaccrual Loans
	(Dollars in thousands)
Originated portfolio:
Residential real estate	$493	$181	$-	$1,355	$2,029	$84,173	$86,202	$3,212
Commercial real estate	27	210	-	98	335	249,093	249,428	1,428
Commercial and industrial	-	-	-	32	32	181,768	181,800	34
Consumer	77	82	-	19	178	3,066	3,244	134
SBA	-	-	-	831	831	59,325	60,156	1,405
Total originated portfolio	597	473	-	2,335	3,405	577,425	580,830	6,213

Purchased portfolio:
Residential real estate	-	-	-	202	202	13,724	13,926	202
Commercial real estate	659	274	-	3,086	4,019	272,032	276,051	5,180
Commercial and industrial	17	-	-	91	108	887	995	363
Total purchased portfolio	676	274	-	3,379	4,329	286,643	290,972	5,745
Total loans	$1,273	$747	$-	$5,714	$7,734	$864,068	$871,802	$11,958

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

SBA: Loans in this segment are comprised of both commercial real estate and commercial and industrial loans to small businesses, underwritten and originated by the Bank’s national SBA group (“SBA Division”). Loans are underwritten and originated primarily in accordance with SBA 7(a) guidelines, and are partially guaranteed by the SBA. Loans are primarily secured by income-producing properties and/or assets of the businesses or borrowers. Adverse developments in national or regional economic conditions, and a corresponding weakness in consumer or business spending, will have an adverse effect on the credit quality of this segment.

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

The following table sets forth activity in the Company’s allowance for loan losses.

	Three Months Ended December 31, 2018
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	SBA	Total
	(Dollars in thousands)
Beginning balance	$625	$1,627	$789	$43	$597	$1,607	$5,288
Provision (credit)	40	(76)	83	(24)	2	76	101
Recoveries	1	-	2	12	-	-	15
Charge-offs	(81)	-	-	(15)	-	-	(96)
Ending balance	$585	$1,551	$874	$16	$599	$1,683	$5,308

	Three Months Ended December 31, 2017
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	SBA	Total
	(Dollars in thousands)
Beginning balance	$508	$1,248	$596	$41	$310	$1,331	$4,034
Provision (credit)	176	64	(40)	19	210	8	437
Recoveries	1	-	5	25	-	-	31
Charge-offs	(112)	-	-	(35)	-	-	(147)
Ending balance	$573	$1,312	$561	$50	$520	$1,339	$4,355

	Six Months Ended December 31, 2018
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	SBA	Total
	(Dollars in thousands)
Beginning balance	$605	$1,527	$620	$39	$587	$1,429	$4,807
Provision	139	17	246	(35)	12	254	633
Recoveries	3	7	10	30	-	-	50
Charge-offs	(162)	-	(2)	(18)	-	-	(182)
Ending balance	$585	$1,551	$874	$16	$599	$1,683	$5,308

	Six Months Ended December 31, 2017
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	SBA	Total
	(Dollars in thousands)
Beginning balance	$472	$1,219	$394	$53	$303	$1,224	$3,665
Provision	217	93	144	6	217	115	792
Recoveries	8	-	23	31	-	-	62
Charge-offs	(124)	-	-	(40)	-	-	(164)
Ending balance	$573	$1,312	$561	$50	$520	$1,339	$4,355

The following table sets forth information regarding the allowance for loan losses by portfolio segment and impairment methodology.

	December 31, 2018
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	SBA	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$260	$148	$2	$4	$-	$313	$727
Collectively evaluated	325	1,403	872	12	-	1,370	3,982
ASC 310-30	-	-	-	-	599	-	599
Total	$585	$1,551	$874	$16	$599	$1,683	$5,308

Loans:
Individually evaluated	$4,856	$3,434	$40	$270	$-	$3,642	$12,242
Collectively evaluated	71,116	256,017	202,110	2,518	-	63,640	595,401
ASC 310-30	-	-	-	-	330,643	-	330,643
Total	$75,972	$259,451	$202,150	$2,788	$330,643	$67,282	$938,286

	June 30, 2018
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	SBA	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$322	$139	$8	$6	$-	$112	$587
Collectively evaluated	283	1,388	612	33	-	1,317	3,633
ASC 310-30	-	-	-	-	587	-	587
Total	$605	$1,527	$620	$39	$587	$1,429	$4,807

Loans:
Individually evaluated	$5,682	$2,687	$33	$292	$-	$3,170	$11,864
Collectively evaluated	80,520	246,741	181,767	2,952	-	56,986	568,966
ASC 310-30	-	-	-	-	290,972	-	290,972
Total	$86,202	$249,428	$181,800	$3,244	$290,972	$60,156	$871,802

The following table sets forth information regarding impaired loans. Loans accounted for under ASC 310-30 that have performed based on cash flow and accretable yield expectations determined at date of acquisition are not considered impaired assets and have been excluded from the tables below.

	December 31, 2018			June 30, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$2,782	$2,766	$-	$3,162	$3,154	$-
Commercial real estate	2,369	2,364	-	1,445	1,438	-
Commercial and industrial	12	12	-	-	-	-
Consumer	252	275	-	271	296	-
SBA	1,920	1,920	-	2,597	2,597	-
Purchased:
Residential real estate	202	217	-	202	217	-
Commercial real estate	6,456	8,782	-	6,601	9,330	-
Commercial and industrial	85	163	-	108	186	-
Total	14,078	16,499	-	14,386	17,218	-

Impaired loans with a valuation allowance:
Originated:
Residential real estate	2,074	2,146	260	2,520	2,497	322
Commercial real estate	1,065	1,057	148	1,242	1,234	139
Commercial and industrial	28	28	2	33	33	8
Consumer	18	19	4	21	22	6
SBA	1,722	1,722	313	573	573	112
Purchased:
Residential real estate	-	-	-	-	-	-
Commercial real estate	3,587	3,856	240	4,748	5,362	280
Commercial and industrial	404	463	359	349	407	307
Total	8,898	9,291	1,326	9,486	10,128	1,174
Total impaired loans	$22,976	$25,790	$1,326	$23,872	$27,346	$1,174

The following tables set forth information regarding interest income recognized on impaired loans.

	Three Months Ended December 31,
	2018		2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$2,907	$12	$3,992	$38
Commercial real estate	1,816	(3)	2,454	1
Commercial and industrial	15	-	-	-
Consumer	266	1	285	7
SBA	1,878	49	1,794	2
Purchased:
Residential real estate	202	-	566	-
Commercial real estate	6,419	68	9,814	102
Commercial and industrial	90	-	26	-
Total	13,593	127	18,931	150

Impaired loans with a valuation allowance:
Originated:
Residential real estate	2,090	31	1,904	42
Commercial real estate	1,171	19	1,388	27
Commercial and industrial	29	-	44	2
Consumer	40	-	32	1
SBA	1,736	1	806	-
Purchased:
Residential real estate	-	-	83	1
Commercial real estate	3,994	24	4,108	38
Commercial and industrial	381	1	228	3
Total	9,441	76	8,593	114
Total impaired loans	$23,034	$203	$27,524	$264

	Six Months Ended December 31,
	2018		2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$2,992	$31	$4,012	$74
Commercial real estate	1,692	-	1,756	94
Commercial and industrial	10	-	-	-
Consumer	267	3	273	13
SBA	2,118	89	1,819	39
Purchased:
Residential real estate	202	-	729	-
Commercial real estate	6,479	127	9,441	182
Commercial and industrial	96	-	28	-
Total	13,856	250	18,058	402

Impaired loans with a valuation allowance:
Originated:
Residential real estate	2,233	54	1,811	63
Commercial real estate	1,195	41	1,392	49
Commercial and industrial	30	-	30	3
Consumer	33	-	36	2
SBA	1,348	7	811	3
Purchased:
Residential real estate	-	-	55	1
Commercial real estate	4,245	55	3,915	65
Commercial and industrial	370	1	183	3
Total	9,454	158	8,233	189
Total impaired loans	$23,310	$408	$26,291	$591

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

The following tables present the Company’s loans by risk rating.

	December 31, 2018
	Originated Portfolio
	Commercial	Commercial			Purchased
	Real Estate	and Industrial	SBA	Residential(1)	Portfolio	Total
	(Dollars in thousands)
Loans rated 1- 6	$255,540	$201,858	$60,248	$14,583	$318,693	$850,922
Loans rated 7	1,521	-	5,100	93	6,467	13,181
Loans rated 8	2,390	292	1,934	812	5,483	10,911
Loans rated 9	-	-	-	-	-	-
Loans rated 10	-	-	-	-	-	-
Total	$259,451	$202,150	67,282	$15,488	$330,643	$875,014

	June 30, 2018
	Originated Portfolio
	Commercial	Commercial			Purchased
	Real Estate	and Industrial	SBA	Residential(1)	Portfolio	Total
	(Dollars in thousands)
Loans rated 1- 6	$246,107	$181,515	$54,730	$13,403	$279,111	$774,866
Loans rated 7	1,821	-	3,882	100	5,899	11,702
Loans rated 8	1,500	285	1,544	823	5,962	10,114
Loans rated 9	-	-	-	-	-	-
Loans rated 10	-	-	-	-	-	-
Total	$249,428	$181,800	60,156	$14,326	$290,972	$796,682

(1)	Certain of the Company’s loans made for commercial purposes, but secured by residential collateral, are rated under the Company’s risk-rating system.

Troubled Debt Restructurings

The following table shows the Company’s post-modification balance of TDRs by type of modification.

	Three Months Ended December 31,				Six Months Ended December 31,
	2018		2017		2018		2017
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
Extended maturity	2	$20	-	$-	2	$20	1	$18
Adjusted interest rate	-	-	1	15	-	-	1	15
Rate and maturity	1	-	3	2,263	4	170	3	2,263
Principal deferment	-	-	2	283	-	-	3	938
	3	$20	6	$2,561	6	$190	8	$3,234

The following table shows loans modified in a TDR and the change in the recorded investment subsequent to the modifications occurring.

	Three Months Ended December 31,
	2018			2017
		Recorded	Recorded		Recorded	Recorded
	Number of	Investment	Investment	Number of	Investment	Investment
	Contracts	Pre-Modification	Post-Modification	Contracts	Pre-Modification	Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	-	$-	$-	2	$29	$30
Commercial real estate	-	-	-	2	2,079	2,140
Commercial and industrial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total originated portfolio	-	-	-	4	2,108	2,170
Purchased portfolio:
Residential real estate	-	-	-	-	-	-
Commercial real estate	-	-	-	1	123	123
Commercial and industrial	3	20	20	1	268	268
Total purchased portfolio	3	20	20	2	391	391
Total	3	$20	$20	6	$2,499	$2,561

	Six Months Ended December 31,
	2018			2017
		Recorded	Recorded		Recorded	Recorded
	Number of	Investment	Investment	Number of	Investment	Investment
	Contracts	Pre-Modification	Post-Modification	Contracts	Pre-Modification	Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	3	$170	$170	3	$47	$48
Commercial real estate	-	-	-	2	2,079	2,140
Commercial and industrial	-	-	-	1	655	655
Consumer	-	-	-	-	-	-
Total originated portfolio	3	170	170	6	2,781	2,843
Purchased portfolio:
Residential real estate	-	-	-	-	-	-
Commercial real estate	-	-	-	1	123	123
Commercial and industrial	3	20	20	1	268	268
Total purchased portfolio	3	20	20	2	391	391
Total	6	$190	$190	8	$3,172	$3,234

The Company considers TDRs past due 90 days or more to be in payment default. Two loans modified in a TDR in the last twelve months totaling $1.5 million defaulted during both the three and six months ended December 31, 2018. As of December 31, 2018, there were no further commitments to lend to borrowers associated with loans modified in a TDR.

ASC 310-30 Loans

The following tables present a summary of loans accounted for under ASC 310-30 that were acquired by the Company during the period indicated.

	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017
	(Dollars in thousands)
Contractually required payments receivable	$60,028	$49,408
Nonaccretable difference	(875)	(1,667)
Cash flows expected to be collected	59,153	47,741
Accretable yield	(9,819)	(12,939)
Fair value of loans acquired	$49,334	$34,802

	Six Months Ended December 31, 2018	Six Months Ended December 31, 2017
	(Dollars in thousands)
Contractually required payments receivable	$121,568	$55,320
Nonaccretable difference	(1,049)	(1,824)
Cash flows expected to be collected	120,519	53,496
Accretable yield	(36,382)	(15,043)
Fair value of loans acquired	$84,137	$38,453

Certain loans accounted for under ASC 310-30 that were acquired by the Company are not accounted for using the income recognition model because the Company cannot reasonably estimate cash flows expected to be collected. These loans when acquired are placed on nonaccrual. The carrying amounts of such loans are as follows.

	As of and for the Three Months Ended December 31, 2018	As of and for the Six Months Ended December 31, 2018
	(Dollars in thousands)
Loans acquired during the period	$-	$-
Loans at end of period	4,908	4,908

The following tables summarize the activity in the accretable yield for loans accounted for under ASC 310-30.

	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017
	(Dollars in thousands)
Beginning balance	$152,794	$122,923
Acquisitions	9,819	12,939
Accretion	(5,648)	(4,244)
Reclassifications from non-accretable difference to accretable yield	410	1,095
Disposals and other changes	(4,540)	(7,810)
Ending balance	$152,835	$124,903

	Six Months Ended December 31, 2018	Six Months Ended December 31, 2017
	(Dollars in thousands)
Beginning balance	$138,178	$131,197
Acquisitions	36,382	15,043
Accretion	(11,181)	(8,669)
Reclassifications from non-accretable difference to accretable yield	988	4,523
Disposals and other changes	(11,532)	(17,191)
Ending balance	$152,835	$124,903

The following table provides information related to the unpaid principal balance and carrying amounts of ASC 310-30 loans.

	December 31, 2018	June 30, 2018
	(Dollars in thousands)
Unpaid principal balance	$361,741	$318,876
Carrying amount	324,890	284,317

5. Transfers and Servicing of Financial Assets

The Company sells loans in the secondary market and for certain loans, retains the servicing responsibility. Consideration for the sale includes the cash received as well as the related servicing rights asset. The Company receives fees for the services provided.

Capitalized servicing rights as of December 31, 2018 and June 30, 2018 totaled $2.9 million and $3.0 million, respectively, and are classified as servicing rights, net, on the consolidated balance sheets.

Mortgage loans sold during the three months ended December 31, 2018 totaled $7.7 million, compared to $17.6 million during the three months ended December 31, 2017. Mortgage loans sold during the six months ended December 31, 2018 totaled $20.9 million, compared to $36.7 million during the six months ended December 31, 2017. Mortgage loans serviced for others totaled $7.7 million at December 31, 2018 and $8.7 million at June 30, 2018. Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $23.7 million and $32.2 million at December 31, 2018 and June 30, 2018, respectively.

SBA loans sold during the three months ended December 31, 2018 totaled $12.8 million, compared to $3.4 million during the three months ended December 31, 2017. SBA loans sold during the six months ended December 31, 2018 totaled $25.2 million, compared to $12.5 million during the six months ended December 31, 2017. SBA loans serviced for others totaled $174.7 million at December 31, 2018 and $162.0 million at June 30, 2018.

Mortgage and SBA loans serviced for others are accounted for as sales and therefore are not included on the accompanying consolidated balance sheets. The risks inherent in mortgage servicing assets and SBA servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.

Contractually specified servicing fees were $101 thousand and $234 thousand for the three months ended December 31, 2018 and 2017, respectively, and were included as a component of loan-related fees within noninterest income. Contractually specified servicing fees were $349 thousand and $497 thousand for the six months ended December 31, 2018 and 2017, respectively.

The significant assumptions used in the valuation of the servicing rights included a range of discount rates from 8.8% to 17.7% and a weighted average prepayment speed assumption of 12.4%.

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

	Three months Ended December 31,		Six months Ended December 31,
	2018	2017	2018	2017
	(In thousands, except share and per share data)

Net income	$5,125	$3,304	$9,659	$7,890

Weighted average shares used in calculation of basic EPS	9,048,397	8,924,495	9,022,161	8,883,003
Incremental shares from assumed exercise of dilutive securities	153,160	243,589	170,482	246,007
Weighted average shares used in calculation of diluted EPS	9,201,557	9,168,084	9,192,643	9,129,010

Basic earnings per common share	$0.57	$0.37	$1.07	$0.89
Diluted earnings per common share	$0.56	$0.36	$1.05	$0.86

For the three and six months ended December 31, 2018 and 2017, no stock options were excluded from the calculation of diluted EPS.

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

The Company currently holds derivative instruments that contain credit-risk related features that are in a net liability position, which may require that collateral be assigned to dealer banks. At December 31, 2018, the Company had posted cash collateral totaling $1.0 million with dealer banks related to derivative instruments in a net liability position.

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

Information pertaining to outstanding interest rate caps and swap agreements used to hedge variable rate debt is as follows.

December 31, 2018
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Loss	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$5,000	July 2013	July 2033	3 Mo. LIBOR	2.80%	3.38%	n/a	$(393)	$(393)	Other Liabilities
5,000	July 2013	July 2028	3 Mo. LIBOR	2.80%	3.23%	n/a	(247)	(247)	Other Liabilities
5,000	July 2013	July 2023	3 Mo. LIBOR	2.80%	2.77%	n/a	(51)	(51)	Other Liabilities
Forward-starting interest rate swaps:
6,000	February 2018	September 2029	3 Mo. LIBOR	5.60%	5.88%	n/a	(212)	(212)	Other Liabilities
10,000	February 2018	February 2030	3 Mo. LIBOR	4.69%	4.98%	n/a	(346)	(346)	Other Liabilities
Interest rate caps:
6,000	October 2014	September 2019	3 Mo. LIBOR	n/a	n/a	2.50%	(29)	12	Other Assets
10,000	March 2015	February 2020	3 Mo. LIBOR	n/a	n/a	2.50%	(65)	27	Other Assets
$47,000							$(1,343)	$(1,210)

June 30, 2018
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Loss	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$5,000	July 2013	July 2033	3 Mo. LIBOR	2.05%	3.38%	n/a	$(293)	$(293)	Other Liabilities
5,000	July 2013	July 2028	3 Mo. LIBOR	2.05%	3.23%	n/a	(154)	(154)	Other Liabilities
5,000	July 2013	July 2023	3 Mo. LIBOR	2.05%	2.77%	n/a	15	15	Other Assets
Forward-starting interest rate swaps:
6,000	February 2018	September 2029	3 Mo. LIBOR	5.14%	5.88%	n/a	(81)	(81)	Other Liabilities
10,000	February 2018	February 2030	3 Mo. LIBOR	4.23%	4.98%	n/a	(140)	(140)	Other Liabilities
Interest rate caps:
6,000	October 2014	September 2019	3 Mo. LIBOR	n/a	n/a	2.50%	(91)	15	Other Assets
10,000	March 2015	February 2020	3 Mo. LIBOR	n/a	n/a	2.50%	(83)	49	Other Assets
$47,000							$(827)	$(589)

During the three and six months ended December 31, 2018 and 2017, no interest rate cap or swap agreements were terminated prior to maturity. Changes in the fair value of interest rate caps and swaps designated as hedging instruments of the variability of cash flows associated with variable rate debt are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the debt affects earnings. Risk management results for the three and six months ended December 31, 2018 and 2017 related to the balance sheet hedging of variable rate debt indicates that the hedges were effective.

8. Other Comprehensive Income

The components of other comprehensive income are as follows:

	Three Months Ended December 31,
	2018			2017
	Pre-tax	Tax Expense	After-tax	Pre-tax	Tax Expense	After-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
	(Dollars in thousands)
Change in net unrealized loss on available-for-sale debt securities	$633	$171	$462	$(297)	$(113)	$(184)

Change in accumulated loss on effective cash flow hedges	(1,104)	(298)	(806)	160	60	100
Reclassification adjustment for losses included in net income	38	10	28	26	10	16
Total derivatives and hedging activities	(1,066)	(288)	(778)	186	70	116
Total other comprehensive loss	$(433)	$(117)	$(316)	$(111)	$(43)	$(68)

	Six Months Ended December 31,
	2018			2017
	Pre-tax	Tax Expense	After-tax	Pre-tax	Tax Expense	After-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
	(Dollars in thousands)
Change in net unrealized gain or loss on available-for-sale securities	$560	$152	$408	$(175)	$(68)	$(107)

Change in accumulated loss on effective cash flow hedges	(623)	(170)	(453)	181	68	113
Reclassification adjustment for losses included in net income	107	29	78	49	19	30
Total derivatives and hedging activities	(516)	(141)	(375)	230	87	143
Total other comprehensive income	$44	$11	$33	$55	$19	$36

Accumulated other comprehensive loss is comprised of the following:

	December 31, 2018	June 30, 2018
	(Dollars in thousands)
Unrealized loss on investment securities	$(777)	$(1,584)
Tax effect	210	428
After tax amount	(567)	(1,156)
Unrealized loss on cash flow hedges	(1,343)	(827)
Tax effect	362	222
After tax amount	(981)	(605)
Accumulated other comprehensive loss	$(1,548)	$(1,761)

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

Financial instruments with contract amounts which represent credit risk are as follows:

	December 31, 2018	June 30, 2018
	(Dollars in thousands)
Commitments to grant loans	$6,128	$20,431
Unfunded commitments under lines of credit	23,829	29,478
Standby letters of credit	3,183	3,183

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The Company has recorded an allowance for possible losses on commitments and unfunded loans totaling $52 thousand recorded in other liabilities at both December 31, 2018 and June 30, 2018.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	December 31, 2018
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Available-for-sale debt securities:
U.S. Government agency securities	$57,025	$-	$57,025	$-
Agency mortgage-backed securities	21,107	-	21,107	-
Equity investments measured at net asset value(1)	6,711	-	-	-
Other assets – interest rate caps	39	-	39	-
Liabilities
Other liabilities – interest rate swaps	$1,249	$-	$1,249	$-

	June 30, 2018
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Available-for-sale debt securities:
U.S. Government agency securities	$56,887	$-	$56,887	$-
Agency mortgage-backed securities	24,181	-	24,181	-
Equity investments measured at net asset value(1)	6,619	-	-	-
Other assets – interest rate caps	64	-	64	-
Other assets – interest rate swaps	15	-	15	-
Liabilities
Other liabilities – interest rate swap	$668	$-	$668	$-

(1)

In accordance with ASU 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amount presented in the table are intended to permit reconciliation of the fair value amount to the consolidated financial statements.

Assets measured at fair value on a nonrecurring basis are summarized below.

	December 31, 2018
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$2,408	$-	$-	$2,408
Real estate owned and other repossessed collateral	1,463	-	-	1,463
Servicing rights, net	2,934	-	-	2,934

	June 30, 2018
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$1,917	$-	$-	$1,917
Real estate owned and other repossessed collateral	2,233	-	-	2,233
Servicing rights, net	2,970	-	-	2,970

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a nonrecurring basis at the dates indicated.

	Fair Value
	December 31, 2018	June 30, 2018	Valuation Technique
	(Dollars in thousands)
Collateral dependent impaired loans	$2,408	$1,917	Appraisal of collateral(1)
Real estate owned and other repossessed collateral	1,463	2,223	Appraisal of collateral(1)
Servicing rights, net	2,934	2,970	Discounted cash flow(2)

(1) Fair value is generally determined through independent appraisals of the underlying collateral. The Company may also use another available source of collateral assessment to determine a reasonable estimate of the fair value of the collateral. Appraisals may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments was 0% to 100%.

(2) Fair value is determined using a discounted cash flow model. The unobservable inputs include anticipated rate of loan prepayments and discount rates. The range of prepayment assumptions used was 10.6% to 12.4%. For discount rates, the range was 8.8% to 17.7%.

The table below summarizes the total gains (losses) on assets measured at fair value on a non-recurring basis for the three and six months ended December 31, 2018 and 2017.

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
	(In thousands)
Collateral dependent impaired loans	$(22)	$(328)	$(234)	$(351)

Real estate owned and other repossessed collateral	(25)	45	(25)	45
Loan servicing rights	(31)	110	(138)	110
Total	$(78)	$(173)	$(397)	$(196)

The following table presents the estimated fair value of the Company's financial instruments.

	Carrying	Fair Value Measurements at December 31, 2018
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$137,616	$137,616	$137,616	$-	$-
Available-for-sale debt securities	78,132	78,132	-	78,132	-
Equity investments measured at net asset value(1)	6,711	6,711	-	-	-
Federal Home Loan Bank stock	1,652	1,652	-	1,652	-
Loans held for sale	1,799	1,799	-	1,799	-
Loans, net	932,978	930,578	-	-	930,578
Accrued interest receivable	2,987	2,987	-	2,987	-
Interest rate caps	39	39	-	39	-

Financial liabilities:
Deposits	985,591	984,047	-	984,047	-
Federal Home Loan Bank advances	15,000	15,000	-	15,000	-
Capital lease obligation	466	473	-	473	-
Subordinated debt	24,128	26,423	-	-	26,423
Interest rate swaps	1,249	1,249	-	1,249	-

	Carrying	Fair Value Measurements at June 30, 2018
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$157,402	$157,402	$157,402	$-	$-
Available-for-sale debt securities	81,068	81,068	-	81,068	-
Equity investments measured at net asset value(1)	6,619	6,619	-	-	-
Federal Home Loan Bank stock	1,652	1,652	-	1,652	-
Loans held for sale	7,155	7,155	-	7,155	-
Loans, net	866,995	868,730	-	-	868,730
Accrued interest receivable	2,528	2,528	-	2,528	-
Interest rate caps	64	64	-	64	-
Interest rate swaps	15	15		15

Financial liabilities:
Deposits	954,940	953,216	-	953,216	-
Federal Home Loan Bank advances	15,000	15,000	-	15,000	-
Capital lease obligation	605	619	-	619	-
Subordinated debt	23,958	25,961	-	-	25,961
Interest rate swaps	668	668	-	668	-

(1)

In accordance with ASU 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amount presented in the table are intended to permit reconciliation of the fair value amount to the consolidated financial statements.

11. Subsequent Event

On January 7, 2019 the Company entered into an Agreement and Plan of Merger (the “Plan of Merger”) with its wholly-owned bank subsidiary, Northeast Bank (the “Bank”). Under the terms of the Plan of Merger, the Company will merge with and into the Bank (the “Reorganization”), with the Bank continuing as the surviving entity. If the proposed Reorganization is approved and effected, the bank holding company structure will be eliminated and the Bank will become the top-level company.

At the effective time of the Reorganization, each outstanding share of voting and non-voting common stock of the Company, par value $1.00 per share, respectively, will be canceled and converted into the right to receive one share of voting and non-voting common stock, respectively, of the Bank. As a result, the shares of the Bank’s common stock are expected to be owned directly by the Company’s shareholders in the same proportion as their ownership of the Company’s common stock immediately prior to the Reorganization.

Following the Reorganization, it is expected that the surviving entity, the Bank, will be a publicly-traded company listed on the NASDAQ Global Market under the same ticker symbol currently used by the Company, “NBN.” It is also expected that the Bank’s common stock will be registered under the Securities Exchange Act of 1934 (the “Exchange Act”), which vests the Federal Deposit Insurance Corporation (the “FDIC”) with the power to administer and enforce certain sections of the Exchange Act applicable to banks. Following the Reorganization, the Bank will file periodic and current reports and other materials required by the Exchange Act with the FDIC, and the Company will no longer file these reports and materials with the SEC.

The Bank will have the same board of directors following the Reorganization as the Company had immediately prior to the Reorganization, and the executive officers of the Company will hold the same positions and titles.

The Reorganization has been approved by the boards of directors of the Company and the Bank. The Company will initiate the filings and other actions required in connection with the Reorganization, including filing a proxy statement and other proxy materials with the SEC and convening a special meeting of its shareholders to consider and vote upon the Plan of Merger. In addition to shareholder approval, the Reorganization will be subject to various closing conditions, including, among others, the receipt of all required regulatory approvals, including the approval of the Maine Bureau of Financial Institutions and the FDIC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in Northeast Bancorp’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, filed with the SEC.

A Note about Forward Looking Statements

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to Northeast Bancorp’s financial condition, prospective results of operations, future performance or expectations, plans, objectives, prospects, loan loss allowance adequacy, simulation of changes in interest rates, capital spending and finance sources and revenue sources. These statements relate to expectations concerning matters that are not historical facts. Accordingly, statements that are based on management’s projections, estimates, assumptions, and judgments constitute forward-looking statements. These forward-looking statements, which are based on various assumptions (some of which are beyond the Company’s control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as “believe”, “expect”, “estimate”, “anticipate”, “continue”, “plan”, “approximately”, “intend”, “objective”, “goal”, “project”, or other similar terms or variations on those terms, or the future or conditional verbs such as “will”, “may”, “should”, “could”, and “would”. Although the Company believes that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, the Company cannot give you any assurance that its expectations will, in fact, occur or that its estimates or assumptions will be correct. The Company cautions you that actual results could differ materially from those expressed or implied by such forward-looking statements as a result of, among other factors, changes in interest rates and real estate values; competitive pressures from other financial institutions; weakness in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay the Company’s loans; changes in loan defaults and charge-off rates; changes in the value of securities and other assets, adequacy of loan loss reserves, or deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; operational risks including, but not limited to, cybersecurity breaches, fraud and natural disasters; the risk that the Company may not be successful in the execution of its business strategy; the risk that intangibles recorded in the Company’s financial statements will become impaired; the ability of the Company and the Bank to satisfy the conditions to the completion of the Reorganization; the ability of the Company and the Bank to meet expectations regarding the timing, completion and accounting and tax treatments of the Reorganization; the possibility that any of the anticipated benefits of the Reorganization will not be realized or will not be realized as expected; the failure of the Reorganization to close for any reason; the possibility that the Reorganization may be more expensive to complete than anticipated, including as a result of unexpected factors or events; changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 as updated in the Company’s Quarterly Reports on Form 10-Q and other filings submitted to the SEC. These forward-looking statements speak only as of the date of this report and the Company does not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Description of Business and Strategy

Business Overview

Northeast Bancorp (“we,” “our,” “us,” “Northeast” or the “Company”), incorporated under Maine law in 1987, is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, the Company is subject to regulation and supervision by the Federal Reserve. The Company’s primary subsidiary and principal asset is its wholly-owned banking subsidiary, Northeast Bank (the “Bank” or “Northeast Bank”), a Maine state-chartered bank originally organized in 1872. As a Federal Deposit Insurance Corporation (“FDIC”) insured Maine-chartered bank, the Bank is subject to regulation and supervision by the Maine Bureau of Financial Institutions and the FDIC.

On December 29, 2010, the merger of the Company and FHB Formation LLC, a Delaware limited liability company (“FHB”), was consummated. As a result of the merger, the surviving company received a capital contribution of $16.2 million (in addition to the approximately $13.1 million in cash consideration paid to former shareholders), and the former members of FHB collectively acquired approximately 60% of the Company’s outstanding common stock. The Company applied the acquisition method of accounting, as described in Accounting Standards Codification (“ASC”) 805, Business Combinations to the merger, which represents an acquisition by FHB of Northeast, with Northeast as the surviving company.

In connection with the transaction, as part of the regulatory approval process, the Company and the Bank made certain commitments to the Federal Reserve, the most significant of which are (i) to maintain a Tier 1 leverage ratio of at least 10%, (ii) to maintain a total risk-based capital ratio of at least 15%, (iii) to limit purchased loans to 40% of total loans, (iv) to fund 100% of the Company’s loans with core deposits (defined as non-maturity deposits and non-brokered insured time deposits), and (v) to hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total risk-based capital. On June 28, 2013, the Federal Reserve approved the amendment to exclude owner-occupied commercial real estate loans from the commitment to hold commercial real estate loans to within 300% of total risk-based capital. The Company and the Bank are currently in compliance with all commitments to the Federal Reserve. The Company’s compliance ratios at December 31, 2018 follow:

Condition	Ratios as of December 31, 2018
(i) Tier 1 leverage capital ratio	13.20%
(ii) Total capital ratio	19.42%
(iii) Ratio of purchased loans to total loans, including loans held for sale	35.17%
(iv) Ratio of loans to core deposits (1)	94.84%
(v) Ratio of non-owner occupied commercial real estate loans to total capital (2)	242.38%

(1) Core deposits include all non-maturity deposits and non-brokered insured time deposits.

(2) For purposes of calculating this ratio, commercial real estate includes all non-owner occupied commercial real estate loans defined as such by regulatory guidance, including all land development and construction loans.

On January 7, 2019, the Company announced the Reorganization, pursuant to which its bank holding company structure would be eliminated and the Bank would become the top-level company. If the Reorganization is completed, these commitments to the Federal Reserve will no longer be applicable. The Bank intends to replace these commitments with standards relating to its capital levels and asset portfolio composition, which will be incorporated into its policies and procedures. These newly established standards are designed to help ensure the Bank will continue to operate in a safe and sound manner, but may permit more growth in the Bank’s loan portfolio as compared to operating under the existing commitments.

As a result of the Reorganization, the Bank intends to incorporate the following standards into its policies and procedures:

●	Maintain a Tier 1 leverage ratio of at least 10%, which is unchanged from the requirement in the commitments to the FRB;
●	Maintain a Total capital ratio of at least 13.5% (as opposed to 15%);
●	Limit purchased loans to 60% of total loans (as opposed to 40%); and
●	Maintain a ratio of the Bank’s loans to core deposits of not more than 125% (as opposed to 100%).

A requirement to hold non-owner occupied commercial real estate loans to within 300% of total capital will not formally be incorporated into the Bank’s risk management policies. The Bank nonetheless would continue to be evaluated by the FDIC through the supervisory process under the 300% “screen” used by the federal banking agencies to identify institutions that are potentially exposed to commercial real estate concentration risk.

As of December 31, 2018, the Company, on a consolidated basis, had total assets of $1.2 billion, total deposits of $985.6 million, and shareholders’ equity of $148.5 million. The Company gathers retail deposits through its banking offices in Maine and the Bank's online affinity deposit program, ableBanking; originates loans through the Bank’s Community Banking Division; originates SBA and United States Department of Agriculture loans through the Bank’s SBA Division; and purchases and originates commercial loans through the Bank’s LASG. The Community Banking Division, with ten full-service branches, operates from the Bank’s headquarters in Lewiston, Maine. LASG, ableBanking, and the SBA Division operate from the Company's offices in Boston, Massachusetts.

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

Growing our national SBA origination business. We originate loans on a national basis to small businesses, primarily through the Small Business Administration (“SBA”) 7(a) program, which provides the partial guarantee of the SBA.

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

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. The reader is encouraged to review each of the policies included in Form 10-K for the year ended June 30, 2018 to gain a better understanding of how Northeast’s financial performance is measured and reported. There has been no material change in critical accounting policies during the three and six months ended December 31, 2018.

Overview

Net income increased by $1.8 million to $5.1 million for the quarter ended December 31, 2018, compared to net income of $3.3 million for the quarter ended December 31, 2017.

Net interest and dividend income before provision for loan losses increased by $3.2 million to $15.6 million for the quarter ended December 31, 2018, compared to $12.4 million the quarter ended December 31, 2017. The increase was primarily due to higher average balances in the loan portfolio. These increases were partially offset by higher funding costs and higher average deposit balances.

Noninterest income increased by $317 thousand for the quarter ended December 31, 2018, compared to the quarter ended December 31, 2017, principally due to an increase in gain on sale of SBA loans of $601 thousand, due to larger guarantee balances sold in the quarter; partially offset by a decrease in gain on sale of residential loans of $151 thousand and a decrease in fees for other services to customers of $135 thousand.

Noninterest expense increased by $1.3 million for the quarter ended December 31, 2018 compared to the quarter ended December 31, 2017, primarily due to the following:

●

An increase in salaries and employee benefits expense of $526 thousand, primarily due to increases in base salary, stock-based compensation expense, incentive compensation, and a decrease in deferred salaries expense;

●

An increase in other noninterest expense of $292 thousand, primarily due to a $141 thousand increase in expense related to the quarterly valuation of SBA servicing rights, and increases in travel expense and employee recruitment expense;

●	An increase in professional fees of $231 thousand, primarily due to increased legal expense related to the Reorganization and other consulting costs; and
●

An increase in loan acquisition and collection expense of $217 thousand, largely driven by increased loan expenses and collection expenses incurred on the increased SBA and purchased loan activity during the quarter.

Income tax expense increased by $678 thousand to $2.1 million, or an effective tax rate of 28.7%, for the quarter ended December 31, 2018, compared to $1.4 million, or an effective tax rate of 29.5%, for the quarter ended December 31, 2017. The increase in expense was primarily due to the increase in earnings. The decrease in effective tax rate was primarily due to the following:

●

The new federal corporate income tax rate of 21.0% for the quarter ended December 31, 2018, as compared to the blended federal corporate income tax rate of 28.0% for the quarter ended December 31, 2017; and

●	The $498 thousand revaluation of the deferred tax asset as a result of the Tax Cuts and Jobs Act recorded in the quarter ended December 31, 2017; partially offset by,
●

A decrease in the income tax benefit recognized of $275 thousand arising from the treatment of vested restricted stock awards under ASU 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, whereby the tax effects of vested awards or exercised options are treated as a discrete item in the reporting period in which they occur.

Financial Condition

Overview

As of December 31, 2018, total assets were $1.2 billion, an increase of $36.4 million, or 3.1%, from total assets of $1.2 billion as of June 30, 2018. The principal components of the changes in the balance sheet follow:

1.	The following table highlights the changes in the loan portfolio for the three and six months ended December 31, 2018:

	Loan Portfolio Changes
	Three Months Ended December 31, 2018
	December 31, 2018 Balance	September 30, 2018 Balance	Change ($)	Change (%)
	(Dollars in thousands)
LASG Purchased	$330,643	$300,548	$30,095	10.01%
LASG Originated	435,817	407,822	27,995	6.86%
SBA	67,282	67,212	70	0.10%
Community Banking	104,544	111,614	(7,070)	(6.33%)
Total	$938,286	$887,196	$51,090	5.76%

	Six Months Ended December 31, 2018
	December 31, 2018 Balance	June 30, 2018 Balance	Change ($)	Change (%)
	(Dollars in thousands)
LASG Purchased	$330,643	$290,972	$39,671	13.63%
LASG Originated	435,817	397,363	38,454	9.68%
SBA	67,282	60,156	7,126	11.85%
Community Banking	104,544	123,311	(18,767)	(15.22%)
Total	$938,286	$871,802	$66,484	7.63%

Loans generated by the Bank's LASG for the quarter ended December 31, 2018 totaled $113.5 million, which consisted of $49.4 million of purchased loans, at an average price of 93.7% of unpaid principal balance, and $64.1 million of originated loans. The Bank's SBA Division closed $13.8 million and funded $13.1 million of new loans during the quarter ended December 31, 2018. In addition, the Company sold $12.8 million of the guaranteed portion of SBA loans in the secondary market, of which $7.6 million were originated in the current quarter and $5.2 million were originated in prior quarters. Residential loan production sold in the secondary market totaled $7.7 million for the quarter ended December 31, 2018.

As noted above in the “Business Overview” section, the Company made certain commitments to the Federal Reserve in connection with the merger of FHB with and into the Company in December 2010. The Company’s loan purchase and commercial real estate loan availability under these conditions follow:

Basis for Regulatory Condition	Condition	Availability at December 31, 2018
		(Dollars in millions)
Total Loans	Purchased loans may not exceed 40% of total loans	$75.7
Regulatory Capital	Non-owner occupied commercial real estate loans may not exceed 300% of total capital	102.8

On January 7, 2019, the Company announced a corporate reorganization pursuant to which its bank holding company structure would be eliminated and the Bank would become the top-level company. If the Reorganization is completed, these commitments to the FRB will no longer be applicable. The Bank intends to replace these commitments with standards relating to its capital levels and asset portfolio composition, which will be incorporated into its policies and procedures, and compliance with FDIC policy on commercial real estate concentration risk. These newly established standards are designed to help ensure the Bank will continue to operate in a safe and sound manner, but may permit more growth in the Bank’s loan portfolio as compared to operating under the existing commitments.

An overview of the Bank’s LASG portfolio follows:

	LASG Portfolio
	Three Months Ended December 31,
	2018			2017
	Purchased	Originated	Total LASG	Purchased	Originated	Total LASG
	(Dollars in thousands)
Loans purchased or originated during the period:
Unpaid principal balance	$52,672	$64,117	$116,789	$38,205	$44,285	$82,490
Net investment basis	49,334	64,117	113,451	34,802	44,285	79,087

Loan returns during the period:
Yield	10.30%	7.61%	8.75%	11.00%	6.49%	8.31%
Total Return on Purchased Loans (1)	10.30%	7.61%	8.75%	11.00%	6.49%	8.31%

	Six Months Ended December 31,
	2018			2017
	Purchased	Originated	Total LASG	Purchased	Originated	Total LASG
	(Dollars in thousands)
Loans purchased or originated during the period:
Unpaid principal balance	$89,748	$135,253	$225,001	$42,523	$85,064	$127,587
Net investment basis	84,137	135,253	219,390	38,453	85,064	123,517

Loan returns during the period:
Yield	9.88%	7.53%	8.53%	11.65%	6.42%	8.58%
Total Return on Purchased Loans (1)	9.88%	7.53%	8.53%	11.65%	6.42%	8.58%

Total loans as of period end:
Unpaid principal balance	$368,345	$435,817	$804,162	$276,440	$346,874	$623,314
Net investment basis	330,643	435,817	766,460	244,177	346,874	591,051

(1) The total return on purchased loans represents scheduled accretion, accelerated accretion, gains on asset sales, gains on real estate owned and other noninterest income recorded during the period divided by the average invested balance, which includes purchased loans held for sale, on an annualized basis. The total return on purchased loans does not include the effect of purchased loan charge-offs or recoveries during the period. Total return on purchased loans is considered a non-GAAP financial measure. See reconciliation in below table entitled “Total Return on Purchased Loans.”

Assets

Cash and Due from Banks, Short-Term Investments and Investment Securities

Cash and cash equivalents were $137.6 million as of December 31, 2018, a decrease of $19.8 million, or 12.6%, from $157.4 million at June 30, 2018. The decrease is primarily due to the increase in loans, offset by the increase in deposits in the period.

Investment securities totaled $84.8 million as of December 31, 2018, compared to $87.7 million as of June 30, 2018, representing a decrease of $2.8 million, or 3.2%, primarily due to principal payments on mortgage-backed securities. Included in investment securities are securities issued by government agencies and government-sponsored enterprises, as well as an investment of $5.1 million in a Community Reinvestment Act (“CRA”) qualified fund that seeks to invest in securities either issued or guaranteed by the U.S. government or its agencies and an investment of $1.5 million in a CRA qualified fund that primarily invests in the federally guaranteed portion of SBA 7(a) loans. At December 31, 2018, no securities were pledged for outstanding borrowings.

Loans

The Company’s loan portfolio (excluding loans held-for-sale) by lending division follows:

	December 31, 2018
	Community Banking Division	LASG	SBA Division	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$66,248	$9,724	$-	$75,972	8.10%
Commercial real estate: non-owner occupied	17,049	156,158	36,597	209,804	22.36%
Commercial real estate: owner occupied	10,100	76,144	24,130	110,374	11.76%
Commercial and industrial	8,359	193,791	6,555	208,705	22.24%
Consumer	2,788	-	-	2,788	0.30%
Total originated loans	104,544	435,817	67,282	607,643	64.76%
Purchased loans:
Residential real estate	-	16,594	-	16,594	1.77%
Commercial real estate: non-owner occupied	-	187,558	-	187,558	19.99%
Commercial real estate: owner occupied	-	125,703	-	125,703	13.40%
Commercial and industrial	-	788	-	788	0.08%
Total purchased loans	-	330,643	-	330,643	35.24%
Total loans	$104,544	$766,460	$67,282	$938,286	100.00%

	June 30, 2018
	Community Banking Division	LASG	SBA Division	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$79,091	$7,111	$128	$86,330	9.90%
Commercial real estate: non-owner occupied	18,698	137,463	29,488	185,649	21.29%
Commercial real estate: owner occupied	11,351	81,916	24,483	117,750	13.51%
Commercial and industrial	10,927	170,873	6,057	187,857	21.55%
Consumer	3,244	-	-	3,244	0.37%
Total originated loans	123,311	397,363	60,156	580,830	66.62%
Purchased loans:
Residential real estate	-	13,926	-	13,926	1.60%
Commercial real estate: non-owner occupied	-	150,805	-	150,805	17.30%
Commercial real estate: owner occupied	-	125,246	-	125,246	14.37%
Commercial and industrial	-	995	-	995	0.11%
Total purchased loans	-	290,972	-	290,972	33.38%
Total loans	$123,311	$688,335	$60,156	$871,802	100.00%

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

The following table details the Company's nonperforming assets and other credit quality indicators as of December 31, 2018 and June 30, 2018. Management believes that, based on their carrying amounts, nonperforming assets are well secured based on the estimated fair value of underlying collateral.

	Nonperforming Assets at December 31, 2018
	Originated	Purchased	Total
	(Dollars in thousands)
Loans:
Residential real estate	$2,595	$202	$2,797
Commercial real estate	2,764	4,755	7,519
Commercial and industrial	1,420	394	1,814
Consumer	216	-	216
Total nonperforming loans	6,995	5,351	12,346
Real estate owned and other repossessed collateral	32	1,431	1,463
Total nonperforming assets	$7,027	$6,782	$13,809
Ratio of nonperforming loans to total loans			1.32%
Ratio of nonperforming assets to total assets			1.16%
Ratio of loans past due to total loans			1.95%
Nonperforming loans that are current			$3,125
Commercial loans risk rated substandard or worse			$8,931
Troubled debt restructurings:
On accrual status			$10,629
On nonaccrual status			$3,193

	Nonperforming Assets at June 30, 2018
	Originated	Purchased	Total
	(Dollars in thousands)
Loans:
Residential real estate	$3,212	$202	$3,414
Commercial real estate	1,499	5,180	6,679
Commercial and industrial	1,368	363	1,731
Consumer	134	-	134
Total nonperforming loans	6,213	5,745	11,958
Real estate owned and other repossessed collateral	115	2,118	2,233
Total nonperforming assets	$6,328	$7,863	$14,191
Ratio of nonperforming loans to total loans			1.37%
Ratio of nonperforming assets to total assets			1.23%
Ratio of loans past due to total loans			0.89%
Nonperforming loans that are current			$4,897
Commercial loans risk rated substandard or worse			$9,090
Troubled debt restructurings:
On accrual status			$11,915
Nonaccrual status			$3,543

As of December 31, 2018, nonperforming assets totaled $13.8 million, or 1.16% of total assets, as compared to $14.2 million, or 1.23% of total assets, as of June 30, 2018.

OREO decreased by $770 thousand, or 34.5%, to $1.5 million at December 31, 2018, compared to $2.2 million at June 30, 2018. The decrease was primarily the result of the sale of one property in the quarter ended September 30, 2018.

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

The Company’s allowance for loan losses was $5.3 million as of December 31, 2018, compared to $4.8 million as of June 30, 2018. The increase in the period is primarily the result of changes in the composition of the loan portfolio from an increase in loans originated by the SBA division, as well as an increase in specific reserve on two loan relationships.

The following table details ratios related to the allowance for loan losses for the periods indicated.

	December 31, 2018	June 30, 2018	December 31, 2017
Allowance for loan losses to nonperforming loans	42.99%	40.20%	24.07%
Allowance for loan losses to total loans	0.57%	0.55%	0.56%
Last twelve months of net-charge offs to average loans	0.04%	0.04%	0.04%

While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors.

Other Assets

Premises and equipment, net, decreased by $479 thousand, or 7.3%, to $6.1 million at December 31, 2018, compared to $6.6 million at June 30, 2018. The decrease was primarily due to depreciation and amortization.

Intangible assets totaled $649 thousand and $867 thousand at December 31, 2018 and June 30, 2018, respectively. The $218 thousand decrease was the result of intangible asset amortization during the period.

Servicing rights, net totaled $2.9 million and $3.0 million at December 31, 2018 and June 30, 2018, respectively. The $36 thousand decrease was the result of amortization and the revaluation of the servicing rights performed on a quarterly basis, offset by SBA loans sold during the six months ended December 31, 2018.

The cash surrender value of the Company’s bank-owned life insurance (“BOLI”) assets increased $219 thousand, or 1.3% to $16.8 million at December 31, 2018, compared to $16.6 million at June 30, 2018. Increases in cash surrender value are recognized in noninterest income and are not subject to income taxes. Borrowing on, or surrendering a policy, may subject the Company to income tax expense on the increase in cash surrender value. For these reasons, management considers BOLI an illiquid asset. BOLI represented 9.4% of the Company’s regulatory total capital at December 31, 2018.

Deposits, FHLBB Advances, Subordinated Debt, Liquidity, and Capital

Deposits

The Company’s principal source of funding is its core deposit accounts. At December 31 2018, non-maturity accounts and non-brokered insured time deposits represented 100% of total deposits.

Total deposits increased by $30.7 million, or 3.2%, from June 30, 2018, attributable primarily to an increase in time deposits of $112.2 million, or 31.9%, as a result of campaigns in the current period, partially offset by decreases in money market accounts of $75.7 million, or 18.0%, and demand deposits of $3.9 million, or 5.5%.

The composition of total deposits at December 31, 2018 and June 30, 2018 is as follows:

	December 31, 2018		June 30, 2018
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Demand deposits	$68,324	6.93%	$72,272	7.57%
NOW accounts	72,679	7.37%	73,347	7.68%
Regular and other savings	35,090	3.56%	36,290	3.80%
Money market deposits	345,149	35.03%	420,886	44.07%
Total non-certificate accounts	521,242	52.89%	602,795	63.12%
Term certificates of $250 thousand or less	464,349	47.11%	352,145	36.88%
Term certificates greater than $250 thousand	-	0.00%	-	0.00%
Total certificate accounts	464,349	47.11%	352,145	36.88%
Total deposits	$985,591	100.00%	$954,940	100.00%

FHLBB Advances

Advances from the FHLBB were $15.0 million at both December 31, 2018 and June 30, 2018. As of December 31, 2018, the Company had pledged certain residential real estate loans and commercial real estate loans to secure outstanding advances and provide additional borrowing capacity. As of December 31, 2018, no securities were pledged for outstanding borrowings.

Subordinated Debt

On June 29, 2016, the Company entered into a Subordinated Note Purchase Agreement with certain institutional accredited investors pursuant to which the Company issued subordinated notes equal to $15.1 million in aggregate principal amount with an interest rate of 6.75% fixed-to-floating maturing in 2026 (“subordinated notes”). The subordinated notes, net of issuance costs, totaled $14.8 million and $14.7 million at December 31, 2018 and June 30, 2018, respectively.

The Company had junior subordinated debentures issued to affiliated trusts totaling $9.4 million and $9.2 million at December 31, 2018 and June 30, 2018, respectively. The unpaid principal balance of the junior subordinated debentures totaled $16.5 million at both December 31, 2018 and June 30, 2018.

In connection with the Reorganization, the Company intends to redeem the junior subordinated debentures and the Bank will assume the Company’s obligations under the subordinated notes.

Liquidity

The following table is a summary of unused borrowing capacity of the Company at December 31, 2018, in addition to traditional retail deposit products:

	As of December 31, 2018
	(Dollars in thousands)
Brokered time deposits	$298,532	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	39,902	Unused advance capacity subject to eligible and qualified collateral
Federal Discount Window Borrower-in-Custody	991	Unused credit line subject to the pledge of loans
Other available lines	17,500
Total unused borrowing capacity	$356,925

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

At December 31, 2018, the Company had $422.7 million of immediately accessible liquidity, defined as cash that the Bank reasonably believes could be raised within seven days through collateralized borrowings, brokered deposits or security sales. This position represented 35.4% of total assets. The Company also had $137.6 million of cash and cash equivalents at December 31, 2018.

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

Capital

The unpaid principal balance and carrying amount of junior subordinated debentures totaled $16.5 million and $9.4 million, respectively, as of December 31, 2018. The unpaid principal balance and carrying amount of subordinated debt totaled $15.1 million and $14.8 million, respectively, as of December 31, 2018. The junior subordinated debt represents qualifying Tier 1 capital for the Company, up to a maximum of 25% of total Tier 1 capital, and subordinated debt represents qualifying Tier 2 capital for the Company. At December 31, 2018, the carrying amounts of the junior subordinated debt, net of the Company’s $496 thousand investment in the affiliated trusts, qualified as Tier 1 capital, and the subordinated debt qualified as Tier 2 capital.

At December 31, 2018, shareholders’ equity was $148.5 million, an increase of $10.1 million, or 7.3% from June 30, 2018. Book value per outstanding common share was $16.41 at December 31, 2018 and $15.49 at June 30, 2018. Tier 1 capital to total average assets of the Company was 13.2% as of December 31, 2018 and 13.1% at June 30, 2018.

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

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions		Minimum Capital Ratio with Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Ratio

	(Dollars in thousands)
December 31, 2018:
Common equity tier 1 capital to risk weighted assets:
Company	$149,439	16.26%	$41,356	>4.5%	N/A	N/A	7.0%
Bank	167,805	18.25%	41,374	>4.5%	$59,762	>6.5%	7.0%

Total capital to risk weighted assets:
Company	178,431	19.42%	73,521	>8.0%	N/A	N/A	10.5%
Bank	173,165	18.83%	73,554	>8.0%	91,942	>10.0%	10.5%

Tier 1 capital to risk weighted assets:
Company	158,297	17.22%	55,141	>6.0%	N/A	N/A	8.5%
Bank	167,805	18.25%	55,165	>6.0%	73,554	>8.0%	8.5%

Tier 1 capital to average assets:
Company	158,297	13.20%	47,975	>4.0%	N/A	N/A	4.0%
Bank	167,805	14.00%	47,948	>4.0%	59,935	>5.0%	4.0%

June 30, 2018:
Common equity tier 1 capital to risk weighted assets:
Company	$139,247	16.02%	$39,113	>4.5%	N/A	N/A	7.0%
Bank	156,856	18.04%	39,120	>4.5%	$56,506	>6.5%	7.0%

Total capital to risk weighted assets:
Company	167,567	19.28%	69,535	>8.0%	N/A	N/A	10.5%
Bank	161,714	18.60%	69,546	>8.0%	86,933	>10.0%	10.5%

Tier 1 capital to risk weighted assets:
Company	147,990	17.03%	52,151	>6.0%	N/A	N/A	8.5%
Bank	156,856	18.04%	52,160	>6.0%	69,546	>8.0%	8.5%

Tier 1 capital to average assets:
Company	147,990	13.12%	45,102	>4.0%	N/A	N/A	4.0%
Bank	156,856	13.92%	45,075	>4.0%	56,344	>5.0%	4.0%

In addition to the minimum regulatory capital required for capital adequacy purposes included in the table above, the Company is required to maintain a capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer was 2.5% on January 1, 2019.

The Bank may not declare or pay a cash dividend on, or repurchase, any of its capital stock from the Company if the effect thereof would cause the capital of the Bank to be reduced below the capital requirements imposed by the regulatory authorities or if such amount exceeds the otherwise allowable amount under FRB rules.

In connection with the merger on December 29, 2010, as part of the regulatory approval process, the Company and the Bank made certain commitments to the Federal Reserve, the most significant of which are (i) to maintain a Tier 1 leverage ratio of at least 10%, (ii) to maintain a total capital ratio of at least 15%, (iii) to limit purchased loans to 40% of total loans, (iv) to fund 100% of the Company's loans with core deposits (defined as non-maturity deposits and non-brokered insured time deposits), and (v) to hold non-owner occupied commercial real estate loans to within 300% of total capital. The Company and the Bank are currently in compliance with all commitments to the Federal Reserve.

As discussed in more detail above, in connection with the Reorganization, the Bank intends to replace these commitments with standards relating to its capital levels and asset portfolio composition, which will be incorporated into its policies and procedures, and compliance with FDIC policy on commercial real estate concentration risk.

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

See Part I. Item I. “Notes to Unaudited Consolidated Financial Statements – Note 9: Commitments and Contingencies” for further discussion.

Results of Operations

General

Net income increased by $1.8 million to $5.1 million for the quarter ended December 31, 2018, compared to net income of $3.3 million for the quarter ended December 31, 2017, primarily due to the increase in net interest income and noninterest income, offset by an increase in noninterest expense.

Net Interest Income

Three Months Ended December 31, 2018 and 2017

Net interest and dividend income before provision for loan losses increased by $3.2 million to $15.6 million for the quarter ended December 31, 2018, compared to $12.4 million the quarter ended December 31, 2017. The increase was primarily due to higher average balances in the loan portfolio. These increases were partially offset by higher funding costs and higher average deposit balances.

The following table summarizes interest income and related yields recognized on the loan portfolios:

	Interest Income and Yield on Loans
	Three Months Ended December 31,
	2018			2017
	Average	Interest		Average	Interest
	Balance (1)	Income	Yield	Balance (1)	Income	Yield
	(Dollars in thousands)
Community Banking	$108,344	$1,448	5.30%	$141,486	$1,753	4.92%
SBA	73,467	1,440	7.78%	49,457	814	6.53%
LASG:
Originated	420,816	8,077	7.61%	340,240	5,565	6.49%
Purchased	307,094	7,969	10.30%	229,732	6,369	11.00%
Total LASG	727,910	16,046	8.75%	569,972	11,934	8.31%
Total	$909,721	$18,934	8.26%	$760,915	$14,501	7.56%
(1) Includes loans held for sale.

The following table details the “Total Return” on purchased loans. When compared to the three months ended December 31, 2017, transactional income for the three months ended December 31, 2018 increased by $206 thousand. The total return on purchased loans for the three months ended December 31, 2018 was 10.3%. The following table details the total return on purchased loans:

	Total Return on Purchased Loans
	Three Months Ended December 31,
	2018		2017
	Income	Return (1)	Income	Return (1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$5,860	7.57%	$4,466	7.71%
Transactional income:
Gain on loan sales	-	0.00%	-	0.00%
Gain on sale of real estate owned	-	0.00%	-	0.00%
Other noninterest income	-	0.00%	-	0.00%
Accelerated accretion and loan fees	2,109	2.73%	1,903	3.29%
Total transactional income	2,109	2.73%	1,903	3.29%
Total	$7,969	10.30%	$6,369	11.00%

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

The Company’s interest rate spread increased by 32 basis points and net interest margin increased by 40 basis points for the quarter ended December 31, 2018 compared to the quarter ended December 31, 2017. The increase was principally due to higher transactional income and higher average balances in the quarter, offset by higher deposit rates and average deposit balances.

The following sets forth the average balance sheets, interest income and interest expense, and average yields and costs for the three months ended December 31, 2018 and 2017.

	Three Months Ended December 31,
	2018			2017
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning assets:
Investment securities	$85,325	$425	1.98%	$93,945	$267	1.13%
Loans (1) (2) (3)	909,721	18,934	8.26%	760,915	14,501	7.56%
Federal Home Loan Bank stock	1,652	24	5.76%	1,860	21	4.48%
Short-term investments (4)	168,768	946	2.22%	145,305	471	1.29%
Total interest-earning assets	1,165,466	20,329	6.92%	1,002,025	15,260	6.04%
Cash and due from banks	2,600			2,731
Other non-interest earning assets	31,344			33,164
Total assets	$1,199,410			$1,037,920

Liabilities & Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$74,027	$69	0.37%	$70,287	$52	0.29%
Money market accounts	373,409	1,461	1.55%	367,265	1,030	1.11%
Savings accounts	35,004	14	0.16%	36,872	12	0.13%
Time deposits	443,779	2,438	2.18%	303,246	1,035	1.35%
Total interest-bearing deposits	926,219	3,982	1.71%	777,670	2,129	1.09%
Federal Home Loan Bank advances	15,000	125	3.31%	17,719	148	3.31%
Subordinated debt	24,087	573	9.44%	23,745	517	8.64%
Capital lease obligations	490	6	4.86%	764	9	4.67%
Total interest-bearing liabilities	965,796	4,686	1.92%	819,898	2,803	1.36%

Non-interest bearing liabilities:
Demand deposits and escrow accounts	81,223			83,855
Other liabilities	6,513			5,676
Total liabilities	1,053,532			909,429
Shareholders' equity	145,878			128,491
Total liabilities and shareholders' equity	$1,199,410			$1,037,920

Net interest income		$15,643			$12,457

Interest rate spread			5.00%			4.68%
Net interest margin (5)			5.33%			4.93%

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

	Three Months Ended December 31, 2018 Compared to 2017
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investment securities	$(26)	$184	$158
Loans	3,013	1,420	4,433
Federal Home Loan Bank stock	(2)	5	3
Short-term investments	86	389	475
Total interest-earning assets	3,071	1,998	5,069

Interest-bearing liabilities:
Interest-bearing deposits	595	1,258	1,853
Federal Home Loan Bank advances	(23)	-	(23)
Subordinated debt	7	49	56
Capital lease obligations	(3)	-	(3)
Total interest-bearing liabilities	576	1,307	1,883
Total change in net interest income	$2,495	$691	$3,186

Six Months Ended December 31, 2018 and 2017

Net interest and dividend income before provision for loan losses increased by $4.2 million for the quarter ended December 31, 2018, compared to the quarter ended December 31, 2017. The increase was primarily due to higher average balances in the loan portfolio. These increases were partially offset by lower transactional income, higher funding costs and higher average deposit balances.

The following table summarizes interest income and related yields recognized on the loan portfolios:

	Interest Income and Yield on Loans
	Six Months Ended December 31,
	2018			2017
	Average	Interest		Average	Interest
	Balance (1)	Income	Yield	Balance (1)	Income	Yield
	(Dollars in thousands)
Community Banking	$114,342	$2,970	5.15%	$145,832	$3,496	4.76%
SBA	72,316	2,726	7.48%	51,499	1,756	6.76%
LASG:
Originated	409,575	15,541	7.53%	334,507	10,831	6.42%
Purchased	305,600	15,223	9.88%	234,928	13,800	11.65%
Total LASG	715,175	30,764	8.53%	569,435	24,631	8.58%
Total	$901,833	$36,460	8.02%	$766,766	$29,883	7.73%
(2) Includes loans held for sale.

The following table details the “Total Return” on purchased loans. When compared to the six months ended December 31, 2017, transactional income for the six months ended December 31, 2018 decreased by $1.1 million. This decrease over the prior comparable period was primarily due to lower accelerated accretion and loan fees in the six months ended December 31, 2018. The total return on purchased loans for the six months ended December 31, 2018 was 9.9%. The following table details the total return on purchased loans:

	Total Return on Purchased Loans
	Six Months Ended December 31,
	2018		2017
	Income	Return (1)	Income	Return (1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$11,621	7.54%	$9,079	7.67%
Transactional income:
Gain on loan sales	-	0.00%	-	0.00%
Gain on sale of real estate owned	-	0.00%	-	0.00%
Other noninterest income (expense)	-	0.00%	-	0.00%
Accelerated accretion and loan fees	3,602	2.34%	4,721	3.98%
Total transactional income	3,602	2.34%	4,721	3.98%
Total	$15,223	9.88%	$13,800	11.65%

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

The Company’s interest rate spread increased by one basis point and net interest margin increased by 10 basis points for the six months ended December 31, 2018 compared to the six months ended December 31, 2017. The increase was principally due to higher average balances in the loan portfolio, offset by higher deposit rates and average deposit balances, as well as lower transactional income recognized in the six months ended December 31, 2018.

The following sets forth the average balance sheets, interest income and interest expense, and average yields and costs for the six months ended December 31, 2018 and 2017.

	Six Months Ended December 31,
	2018			2017
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning assets:
Investment securities	$86,599	$784	1.80%	$94,886	$533	1.11%
Loans (1) (2) (3)	901,833	36,460	8.02%	766,766	29,893	7.73%
Federal Home Loan Bank stock	1,652	49	5.88%	1,899	41	4.28%
Short-term investments (4)	170,705	1,802	2.09%	152,830	981	1.27%
Total interest-earning assets	1,160,789	39,095	6.68%	1,016,381	31,448	6.14%
Cash and due from banks	2,585			2,933
Other non-interest earning assets	31,289			32,025
Total assets	$1,194,663			$1,051,339

Liabilities & Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$71,866	$124	0.34%	$69,931	$102	0.29%
Money market accounts	389,757	3,008	1.53%	377,449	2,127	1.12%
Savings accounts	35,590	28	0.16%	36,953	25	0.13%
Time deposits	424,965	4,504	2.10%	307,865	2,051	1.32%
Total interest-bearing deposits	922,178	7,664	1.65%	792,198	4,305	1.08%
Federal Home Loan Bank advances	15,000	242	3.20%	18,863	319	3.35%
Subordinated debt	24,042	1,174	9.69%	23,703	1,025	8.58%
Capital lease obligations	525	14	5.29%	797	21	5.23%
Total interest-bearing liabilities	961,745	9,094	1.88%	835,561	5,670	1.35%

Non-interest bearing liabilities:
Demand deposits and escrow accounts	81,615			82,210
Other liabilities	8,126			7,071
Total liabilities	1,051,486			924,842
Shareholders' equity	143,177			126,497
Total liabilities and shareholders' equity	$1,194,663			$1,051,339

Net interest income (5)		$30,001			$25,778

Interest rate spread			4.80%			4.79%
Net interest margin (6)			5.13%			5.03%

(1) Interest income and yield are stated on a fully tax-equivalent basis using the statutory tax rate.
(2) Includes loans held for sale.
(3) Nonaccrual loans are included in the computation of average, but unpaid interest has not been included for purposes of determining interest income.
(4) Short term investments include FHLB overnight deposits and other interest-bearing deposits. (5) Includes tax exempt interest income of $10 thousand for the six months ended December 31, 2017.
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

	Six Months Ended December 31, 2018 Compared to 2017
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investment securities	$(130)	$381	$251
Loans	5,427	1,140	6,567
Federal Home Loan Bank stock	(14)	22	8
Short-term investments	126	695	821
Total interest-earning assets	5,409	2,238	7,647

Interest-bearing liabilities:
Interest-bearing deposits	996	2,363	3,359
Federal Home Loan Bank advances	(63)	(14)	(77)
Subordinated debt	15	134	149
Capital lease obligations	(8)	1	(7)
Total interest-bearing liabilities	940	2,484	3,424
Total change in net interest income	$4,469	$(246)	$4,223

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

Three Months Ended December 31, 2018 and 2017

The provision for loan losses for the three months ended December 31, 2018 and 2017 was $101 thousand and $437 thousand, respectively. The decrease in the Company’s provision for loan losses was primarily due to changes in the composition of the loan portfolio.

Six Months Ended December 31, 2018 and 2017

The provision for loan losses for the six months ended December 31, 2018 and 2017 was $633 thousand and $792 thousand, respectively. The decrease in the Company’s provision for loan losses was primarily due to changes in the composition of the loan portfolio.

Noninterest Income

Three Months Ended December 31, 2018 and 2017

Noninterest income increased by $317 thousand for the quarter ended December 31, 2018, compared to the quarter ended December 31, 2017, principally due to the following:

●	An increase in gain on sale of SBA loans of $601 thousand, due to larger guarantee balances sold in the quarter; partially offset by,
●	A decrease in gain on sale of residential loans of $151 thousand, due to lower volume of residential loans sold in the quarter; and
●

A decrease in fees for other services to customers of $135 thousand, due to lower commercial loan servicing fees as a result of the write-off of servicing assets related to SBA loans that paid off during the quarter.

Six Months Ended December 31, 2018 and 2017

Noninterest income decreased by $88 thousand for the six months ended December 31, 2018, compared to the six months ended December 31, 2017, principally due to the following:

●	A decrease in gain on sale of residential loans of $266 thousand, due to lower volume of residential loans sold in the period; and
●

A decrease in fees for other services to customers of $170 thousand, due to lower commercial loan servicing fees as a result of the write-off of servicing assets related to SBA loans that paid off during the quarter.; offset by,

●	An increase in gain on sale of SBA loans of $432 thousand, due to a higher volume of SBA guarantees sold.

Noninterest Expense

Three Months Ended December 31, 2018 and 2017

Noninterest expense increased by $1.3 million for the quarter ended December 31, 2018 compared to the quarter ended December 31, 2017, primarily due to the following:

●

An increase in salaries and employee benefits expense of $526 thousand, primarily due to increases in base salary, stock-based compensation expense, incentive compensation, and a decrease in deferred salaries expense;

●

An increase in other noninterest expense of $292 thousand, primarily due to a $141 thousand increase in expense related to the quarterly valuation of SBA servicing rights, and increases in travel expense and employee recruitment expense;

●	An increase in professional fees of $231 thousand, primarily due to increased legal expense related to the anticipated reorganization and other consulting costs; and
●

An increase in loan acquisition and collection expense of $217 thousand, largely driven by increased loan expenses and collection expenses incurred on the increased SBA and purchased loan activity during the quarter.

Six Months Ended December 31, 2018 and 2017

Noninterest expense increased by $2.0 million for the six months ended December 31, 2018, compared to the six months ended December 31, 2017, primarily due to the following:

●	An increase in salaries and employee benefits expense of $781 thousand, primarily due to increases in incentive compensation and stock-based compensation expense;
●	An increase in other noninterest expense of $459 thousand, primarily due to the quarterly valuation of SBA servicing rights;
●	An increase in professional fees of $323 thousand, primarily due to increased legal expense related to the anticipated reorganization and other consulting costs; and
●

An increase in loan acquisition and collection expense of $291 thousand, largely driven by increased loan expenses and collection expenses incurred on the increased SBA and purchased loan activity during the period.

Income Taxes

Three Months Ended December 31, 2018 and 2017

Income tax expense increased by $678 thousand to $2.1 million, or an effective tax rate of 28.7%, for the quarter ended December 31, 2018, compared to $1.4 million, or an effective tax rate of 29.5%, for the quarter ended December 31, 2017. The increase in expense was primarily due to the increase in earnings. The decrease in the effective tax rate was primarily due to the following:

●

The new federal corporate income tax rate of 21.0% for the quarter ended December 31, 2018, as compared to the blended federal corporate income tax rate of 28.0% for the quarter ended December 31, 2017; and

●	The $498 thousand revaluation of the deferred tax asset as a result of the Tax Cuts and Jobs Act recorded in the quarter ended December 31, 2017; partially offset by,
●

A decrease in the income tax benefit recognized of $275 thousand arising from the treatment of vested restricted stock awards under ASU 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, whereby the tax effects of vested awards or exercised options are treated as a discrete item in the reporting period in which they occur.

Six Months Ended December 31, 2018 and 2017

Income tax expense increased by $555 thousand to $3.6 million, or an effective tax rate of 26.9%, for the six months ended December 31, 2018, compared to $3.0 million, or an effective tax rate of 27.5%, the six months ended December 31, 2017. The increase in expense was primarily due to the increase in earnings. The decrease in the effective tax rate was primarily due to the following:

●

The new federal corporate income tax rate of 21.0% for the six months ended December 31, 2018, as compared to the blended federal corporate income tax rate of 28.0% for the six months ended December 31, 2017; and

●	The $498 thousand revaluation of the deferred tax asset as a result of the Tax Cuts and Jobs Act recorded in the six months ended December 31, 2017; partially offset by,
●

A decrease in the income tax benefit recognized of $905 thousand arising from the treatment of vested restricted stock awards under ASU 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, whereby the tax effects of vested awards or exercised stock options are treated as a discrete item in the reporting period in which they occur.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively), as appropriate to allow for timely decisions regarding timely disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost/benefit relationship of possible controls and procedures.

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2018.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2018 that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings None.

Item 1A.	Risk Factors Not required for smaller reporting companies.
Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

(c) There were no purchases made by the Company of its common stock during the three months ended December 31, 2018. The Company’s amended stock repurchase program expired on October 21, 2018.

Item 3. Item 4. Item 5. Item 6.	Defaults Upon Senior Securities None. Mine Safety Disclosures Not applicable. Other Information None. Exhibits

Exhibits No.	Description
10.1

Agreement and Plan of Merger, dated as of January 7, 2019, by and between Northeast Bancorp and Northeast Bank (incorporated by reference to Exhibit 2.1 of Northeast Bancorp’s Current Report on Form 8-K filed on January 7, 2019).

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
101

The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2018 and June 30, 2018; (ii) Consolidated Statements of Income for the three and six months ended December 31, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2018 and 2017; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended December 31, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the six months ended December 31, 2018 and 2017; and (v) Notes to Unaudited Consolidated Financial Statements. *

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 8, 2019		NORTHEAST BANCORP

	By:	/s/ Richard Wayne
Richard Wayne
President and Chief Executive Officer

	By:	/s/ Jean-Pierre Lapointe
Jean-Pierre Lapointe
Chief Financial Officer and Treasurer