Form 10-Q
period 2019-03-31
NORTHEAST BANCORP /ME/
filed 2019-05-08
CIK 811831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes_ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Voting Common Stock, $1.00 par value	NBN	The NASDAQ Stock Market, LLC

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 1, 2019, the registrant had outstanding 8,996,751 shares of voting common stock, $1.00 par value per share and 44,783 shares of non-voting common stock, $1.00 par value per share.

PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share data)

	March 31, 2019	June 30, 2018
Assets
Cash and due from banks	$2,507	$3,889
Short-term investments	150,346	153,513
Total cash and cash equivalents	152,853	157,402

Available-for-sale securities, at fair value	76,938	81,068
Equity securities, at fair value	6,819	6,619
Total investment securities	83,757	87,687

Residential real estate loans held for sale	1,276	3,405
SBA loans held for sale	-	3,750
Total loans held for sale	1,276	7,155

Loans
Commercial real estate	641,157	579,450
Commercial and industrial	231,176	188,852
Residential real estate	86,754	100,256
Consumer	2,566	3,244
Total loans	961,653	871,802
Less: Allowance for loan losses	5,658	4,807
Loans, net	955,995	866,995

Premises and equipment, net	5,786	6,591
Real estate owned and other repossessed collateral, net	2,014	2,233
Federal Home Loan Bank stock, at cost	1,258	1,652
Intangible assets, net	542	867
Loan servicing rights, net	2,943	2,970
Bank-owned life insurance	16,948	16,620
Other assets	8,030	7,564
Total assets	$1,231,402	$1,157,736

Liabilities and Shareholders' Equity
Deposits
Demand	$76,003	$72,272
Savings and interest checking	104,678	109,637
Money market	296,720	420,886
Time	539,223	352,145
Total deposits	1,016,624	954,940

Federal Home Loan Bank advances	15,000	15,000
Subordinated debt	24,217	23,958
Capital lease obligation	395	605
Other liabilities	21,978	24,803
Total liabilities	1,078,214	1,019,306

Commitments and contingencies	-	-

Shareholders' equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares issued and outstanding at March 31, 2019 and June 30, 2018	-	-
Voting common stock, $1.00 par value, 25,000,000 shares authorized; 8,241,314 and 8,056,527 shares issued and outstanding at March 31, 2019 and June 30, 2018, respectively	8,241	8,057
Non-voting common stock, $1.00 par value, 3,000,000 shares authorized; 800,554 and 882,314 shares issued and outstanding at March 31, 2019 and June 30, 2018, respectively	801	882
Additional paid-in capital	77,732	77,016
Retained earnings	68,274	54,236
Accumulated other comprehensive loss	(1,860)	(1,761)
Total shareholders' equity	153,188	138,430
Total liabilities and shareholders' equity	$1,231,402	$1,157,736

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Interest and dividend income:
Interest and fees on loans	$18,796	$15,408	$55,256	$45,292
Interest on available-for-sale securities	444	280	1,229	813
Other interest and dividend income	939	795	2,789	1,818
Total interest and dividend income	20,179	16,483	59,274	47,923

Interest expense:
Deposits	4,447	2,696	12,111	7,001
Federal Home Loan Bank advances	116	118	359	438
Subordinated debt	578	525	1,752	1,550
Obligation under capital lease agreements	5	10	19	31
Total interest expense	5,146	3,349	14,241	9,020

Net interest and dividend income before provision for loan losses	15,033	13,134	45,033	38,903
Provision for loan losses	414	364	1,047	1,156
Net interest and dividend income after provision for loan losses	14,619	12,770	43,986	37,747

Noninterest income:
Fees for other services to customers	408	435	1,240	1,437
Gain on sales of SBA loans	568	560	2,361	1,921
Gain on sales of residential loans held for sale	108	227	387	772
Gain on sales of other loans	582	516	582	537
Net unrealized gain on equity securities	65	-	75	-
Gain (loss) on real estate owned, other repossessed collateral and premises and equipment, net	-	4	(64)	15
Bank-owned life insurance income	108	108	328	331
Other noninterest income	27	32	56	55
Total noninterest income	1,866	1,882	4,965	5,068

Noninterest expense:
Salaries and employee benefits	5,782	5,329	16,991	15,756
Occupancy and equipment expense	957	1,159	2,692	3,418
Professional fees	483	423	1,516	1,291
Data processing fees	827	619	2,764	1,846
Marketing expense	160	172	413	329
Loan acquisition and collection expense	609	264	1,633	998
FDIC insurance premiums	81	77	242	236
Intangible asset amortization	107	107	325	325
Other noninterest expense	746	825	2,433	2,053
Total noninterest expense	9,752	8,975	29,009	26,252

Income before income tax expense	6,733	5,677	19,942	16,563
Income tax expense	1,905	1,745	5,455	4,741
Net income	$4,828	$3,932	$14,487	$11,822

Weighted-average shares outstanding:
Basic	9,044,230	8,927,544	9,029,409	8,897,633
Diluted	9,198,077	9,143,177	9,194,346	9,133,515

Earnings per common share:
Basic	$0.53	$0.44	$1.60	$1.33
Diluted	0.52	0.43	1.58	1.29

Cash dividends declared per common share	$0.01	$0.01	$0.03	$0.03

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net income	$4,828	$3,932	$14,487	$11,822
Other comprehensive income, before tax:
Available-for-sale securities:
Change in net unrealized loss on available-for-sale securities	365	(431)	925	(605)
Derivatives and hedging activities:
Change in accumulated loss on effective cash flow hedges	(830)	179	(1,453)	362
Reclassification adjustments included in interest expense	40	26	147	73
Total derivatives and hedging activities	(790)	205	(1,306)	435
Total other comprehensive loss, before tax	(425)	(226)	(381)	(170)
Income benefit related to other comprehensive loss	(113)	(60)	(102)	(40)
Other comprehensive loss, net of tax	(312)	(166)	(279)	(130)
Comprehensive income	$4,516	$3,766	$14,208	$11,692

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share and per share data)

	Preferred Stock		Voting Common Stock		Non-voting Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity

Balance at June 30, 2017	-	-	7,840,460	$7,841	991,194	$991	$77,455	$38,142	$(1,632)	$122,797
Net income	-	-	-	-	-	-	-	11,822	-	11,822
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	(130)	(130)
Conversions between voting common stock and non-voting common stock, net	-	-	82,464	83	(82,464)	(83)	-	-	-	-
Dividends on common stock at $0.03 per share	-	-	-	-	-	-	-	(266)	-	(266)
Stock-based compensation	-	-	-	-	-	-	635	-	-	635
Issuance of restricted common stock	-	-	22,000	22	-	-	(22)	-	-	-
Cancellation and forfeiture of restricted common stock	-	-	(39,630)	(40)	-	-	(58)	-	-	(98)
Stock options exercised, net	-	-	111,375	111	-	-	(1,084)	-	-	(973)
Adjustment for adoption of ASU 2018-02	-	-	-	-	-	-	-	283	(283)	-
Balance at March 31, 2018	-	$-	8,016,669	$8,017	908,730	$908	$76,926	$49,981	$(2,045)	$133,787

Balance at June 30, 2018	-	-	8,056,527	$8,057	882,314	$882	$77,016	$54,236	$(1,761)	$138,430
Net income	-	-	-	-	-	-	-	14,487	-	14,487
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	(279)	(279)
Conversions between voting common stock and non-voting common stock, net	-	-	81,760	81	(81,760)	(81)	-	-	-	-
Dividends on common stock at $0.03 per share	-	-	-	-	-	-	-	(269)	-	(269)
Stock-based compensation	-	-	-	-	-	-	997	-	-	997
Issuance of restricted common stock	-	-	116,925	117	-	-	(117)	-	-	-
Cancellation and forfeiture of restricted common stock	-	-	(18,166)	(18)	-	-	(120)	-	-	(138)
Stock options exercised, net	-	-	4,268	4	-	-	(44)	-	-	(40)
Adjustment for adoption of ASU 2016-01	-	-	-	-	-	-	-	(180)	180	-
Balance at March 31, 2019	-	$-	8,241,314	$8,241	800,554	$801	$77,732	$68,274	$(1,860)	$153,188

	Preferred Stock		Voting Common Stock		Non-voting Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity

Balance at December 31, 2017	-	-	8,017,334	$8,017	921,939	$922	$76,805	$45,855	$(1,596)	$130,003
Net income	-	-	-	-	-	-	-	3,932	-	3,932
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	(166)	(166)
Conversions between voting common stock and non-voting common stock, net	-	-	13,209	14	(13,209)	(14)	-	-	-	-
Dividends on common stock at $0.01 per share	-	-	-	-	-	-	-	(89)	-	(89)
Stock-based compensation	-	-	-	-	-	-	150	-	-	150
Issuance of restricted common stock	-	-	10,000	10	-	-	(10)	-	-	-
Cancellation and forfeiture of restricted common stock	-	-	(23,874)	(24)	-	-	(19)	-	-	(43)
Adjustment for adoption of ASU 2018-02	-	-	-	-	-	-	-	283	(283)	-
Balance at March 31, 2018	-	$-	8,016,669	$8,017	908,730	$908	$76,926	$49,981	$(2,045)	$133,787

Balance at December 31, 2018	-	-	8,236,917	$8,237	811,946	$812	$77,455	$63,535	$(1,548)	$148,491
Net income	-	-	-	-	-	-	-	4,828	-	4,828
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	(312)	(312)
Conversions between voting common stock and non-voting common stock, net	-	-	11,392	11	(11,392)	(11)	-	-	-	-
Dividends on common stock at $0.01 per share	-	-	-	-	-	-	-	(89)	-	(89)
Stock-based compensation	-	-	-	-	-	-	309	-	-	309
Cancellation and forfeiture of restricted common stock	-	-	(10,289)	(10)	-	-	5	-	-	(5)
Stock options exercised, net	-	-	3,294	3	-	-	(37)	-	-	(34)
Balance at March 31, 2019	-	$-	8,241,314	$8,241	800,554	$801	$77,732	$68,274	$(1,860)	$153,188

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended March 31,
	2019	2018
Operating activities:
Net income	$14,487	$11,822
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,047	1,156
Loss (gain) on sale and impairment of real estate owned and other repossessed collateral, net	64	(15)
Net unrealized gain on equity securities	(75)	-
Discount accretion and fair value adjustments on loans, net	(6,025)	(6,759)
Amortization of fair value adjustments on borrowings, net	176	159
Amortization of subordinated debt issuance costs	83	83
Originations of loans held for sale	(58,036)	(68,622)
Net proceeds from sales of loans held for sale	67,396	75,146
Gain on sales of residential loans held for sale	(387)	(772)
Gain on sales of SBA and other loans held for sale	(2,943)	(2,458)
Net decrease (increase) in servicing rights	27	(152)
Amortization of intangible assets	325	325
Bank-owned life insurance income, net	(328)	(331)
Depreciation of premises and equipment	992	969
Stock-based compensation	997	635
Deferred income tax expense	-	498
Amortization of available-for-sale debt securities, net	274	637
Changes in other assets and liabilities:
Other assets	(269)	(1,924)
Other liabilities	(4,227)	(2,759)
Net cash provided by operating activities	13,578	7,638

Investing activities:
Purchases of available-for-sale debt securities	(27,969)	(15,203)
Proceeds from maturities and principal payments on investment securities, net	32,626	20,913
Loan purchases	(88,741)	(71,474)
Loan originations, principal collections, and purchased loan paydowns, net	3,967	36,397
Purchases and disposals of premises and equipment, net	(187)	(824)
Redemption of Federal Home Loan Bank stock	394	180
Proceeds from sales of real estate owned and other repossessed collateral	756	1,262
Net cash used in investing activities	(79,154)	(28,749)

Financing activities:
Net increase in deposits	61,684	86,430
Dividends paid on common stock	(269)	(266)
Repayment of Federal Home Loan Bank advances	-	(5,000)
Repayment of capital lease obligation	(210)	(198)
Repurchases for tax withholdings on restricted common stock	(138)	(98)
Stock options exercised, net	(40)	(973)
Net cash provided by financing activities	61,027	79,895

Net decrease in cash and cash equivalents	(4,549)	58,784
Cash and cash equivalents, beginning of period	157,402	163,283
Cash and cash equivalents, end of period	$152,853	$222,067

Supplemental schedule of noncash investing activities:
Transfers from loans to real estate owned and other repossessed collateral, net	$601	$1,338

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHEAST BANCORP AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2019

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

On January 7, 2019, the Company entered into an Agreement and Plan of Merger (the “Plan of Merger”) with its wholly-owned bank subsidiary, Northeast Bank (the “Bank”). Under the terms of the Plan of Merger, the Company will merge with and into the Bank (the “Reorganization”), with the Bank continuing as the surviving entity. If the proposed Reorganization is approved and effected, the bank holding company structure will be eliminated and the Bank will become the top-level company.

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

The Reorganization has been approved by the boards of directors of the Company and the Bank. On March 11, 2019, the Company announced that the Bank had received the approval from the FDIC for the corporate reorganization. Additionally, the Company filed a proxy statement/offering circular and other proxy materials on March 29, 2019 with the SEC and intends to hold a special meeting of its shareholders to consider and vote upon the Plan of Merger on May 9, 2019. In addition to shareholder approval, the Reorganization will be subject to various closing conditions, including, among others, the receipt of all remaining required regulatory approvals, including the approval of the Maine Bureau of Financial Institutions.

2. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2015-14, Revenue from Contracts with Customers (Topic 606) (“ASU 2015-14”) was issued in August 2015 which deferred adoption to annual reporting periods beginning after December 15, 2017, which was adopted during the three months ended September 30, 2018. The timing of the Company’s revenue recognition did not change. The Company’s largest portions of revenue, interest and fees on loans, interest and dividend income on securities and short-term investments, bank-owned life insurance income, and gain on sales of loans, are specifically excluded from the scope of the guidance. Additionally, fees for other services to customers includes loan servicing fee income which is accounted for under ASC Topic 860, Transfers and Servicing, (“Topic 860”), and is not subject to Topic 606. The other component of fees for other services to customers is deposit fees. The majority of the Company’s deposit fees are specifically related to a customer accessing its funds, in which case the revenue is currently recognized in a consistent manner with Topic 606. Revenue that is not specifically related to a customer accessing its funds (i.e. account maintenance fees), can be waived; however, the amount of waived fees is not considered material, and thus the revenue is consistently recognized with Topic 606.  All other revenue is also recognized in a manner consistent with Topic 606. Because of the above, the adoption did not have an impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. Entities will be required to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within the fiscal year. The Company is currently evaluating the impact of the adoption of ASU 2016-02 to determine the potential impact it will have on its consolidated financial statements. The Company’s assets and liabilities will increase based on the present value of the remaining lease payments for leases in place at the adoption date; however, this is not expected to be material to the Company’s results of operations. Upon adoption of ASU 2016-02 on July 1, 2019, the Company expects to record an asset of approximately $4.5 million and a liability of approximately $5.5 million on the Consolidated Balance Sheets as a result of recognizing the right-of-use assets and lease liabilities.

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

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2018-16”). This guidance permits the use of the Overnight Index Swap rate based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate, in addition to the London Interbank Offered Rate (“LIBOR”) swap rate due to concerns about the sustainability of LIBOR. The amendments in this update are required to be adopted concurrently with ASU 2017-12. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

3. Investment Securities

The following presents a summary of the amortized cost, gross unrealized holding gains and losses, and fair value of investment securities.

	March 31, 2019
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Government agency securities	$57,022	$151	$(47)	$57,126
Agency mortgage-backed securities	20,328	-	(516)	19,812
Equity investments measured at net asset value	6,991	-	(172)	6,819
Total investment securities	$84,341	$151	$(735)	$83,757

	June 30, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Government agency securities	$57,129	$-	$(242)	$56,887
Agency mortgage-backed securities	25,276	-	(1,095)	24,181
Equity investments measured at net asset value	6,866	-	(247)	6,619
Total investment securities	$89,271	$-	$(1,584)	$87,687

At March 31, 2019 and June 30, 2018, the Company held no securities of any single issuer (excluding the U. S. Government and government agencies) with a book value that exceeded 10% of shareholders’ equity.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on sale. There were no securities sold during the three and nine months ended March 31, 2019 or 2018. At March 31, 2019, no investment securities were pledged as collateral to secure outstanding borrowings.

The following summarizes the Company’s gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2019
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government agency securities	$1,998	$(1)	$18,017	$(46)	$20,015	$(47)
Agency mortgage-backed securities	-	-	19,812	(516)	19,812	(516)
Equity investments measured at net asset value	-	-	5,243	(172)	5,243	(172)
Total investment securities	$1,998	$(1)	$43,072	$(734)	$45,070	$(735)

	June 30, 2018
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government agency securities	$25,988	$(126)	$30,899	$(116)	$56,887	$(242)
Agency mortgage-backed securities	1,265	(27)	22,916	(1,068)	24,181	(1,095)
Equity investments measured at net asset value	-	-	5,076	(247)	5,076	(247)
Total investment securities	$27,253	$(153)	$58,891	$(1,431)	$86,144	$(1,584)

There were no other-than-temporary impairment losses on securities during the three and nine months ended March 31, 2019 or 2018.

At March 31, 2019, the Company had 30 securities in an unrealized loss position. At March 31, 2019, all of the Company’s available-for-sale securities were issued or guaranteed by either government agencies or government-sponsored enterprises. The decline in fair value of the Company’s investment securities at March 31, 2019 is attributable to changes in interest rates.

In addition to considering current trends and economic conditions that may affect the quality of individual securities within the Company’s investment portfolio, management of the Company also considers the Company’s ability and intent to hold such securities to maturity or recovery of cost. At March 31, 2019, the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the investment securities before recovery of its amortized cost. As such, management does not believe any of the Company’s investment securities are other-than-temporarily impaired at March 31, 2019.

The investments measured at net asset value include a fund that seeks to invest in securities either issued or guaranteed by the U.S. government or its agencies, as well as a fund that primarily invests in the federally guaranteed portion of SBA 7(a) loans that adjust quarterly or monthly and are indexed to the Prime Rate. The underlying composition of these funds is primarily government agencies, other investment-grade investments, or the guaranteed portion of SBA 7(a) loans, as applicable. As of March 31, 2019, the effective duration of the fund that seeks to invest in securities either issued or guaranteed by the U.S. government or its agencies is 4.30 years.

ASU 2016-01, Recognition and Measurements of Financial Assets and Financial Liabilities, was adopted on July 1, 2018, and a cumulative effect adjustment of $180 thousand was recorded to reclassify the amount of accumulated unrealized losses, net, related to equity securities from accumulated other comprehensive loss to retained earnings. For the three and nine months ended March 31, 2019, the Company recognized net unrealized gains on equity securities of $65 thousand and $75 thousand, respectively.

The amortized cost and fair values of available-for-sale debt securities by contractual maturity are shown below as of March 31, 2019. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within one year	$20,062	$20,014
Due after one year through five years	36,960	37,112
Due after five years through ten years	-	-
Due after ten years	-	-
Total U.S. Government agency securities	57,022	57,126
Agency mortgage-backed securities	20,328	19,812
Total available-for-sale debt securities	$77,350	$76,938

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

The composition of the Company’s loan portfolio is as follows on the dates indicated:

	March 31, 2019			June 30, 2018
	Originated	Purchased	Total	Originated	Purchased	Total
	(Dollars in thousands)
Commercial real estate	$278,750	$304,843	$583,593	$249,428	$276,051	$525,479
Commercial and industrial	224,332	757	225,089	181,800	995	182,795
SBA	63,653	-	63,653	60,156	-	60,156
Residential real estate	72,026	14,726	86,752	86,202	13,926	100,128
Consumer	2,566	-	2,566	3,244	-	3,244
Total loans	$641,327	$320,326	$961,653	$580,830	$290,972	$871,802

Total loans include deferred loan origination costs, net, of $79 thousand and $223 thousand as of March 31, 2019 and June 30, 2018, respectively.

Past Due and Nonaccrual Loans

The following is a summary of past due and nonaccrual loans:

	March 31, 2019
			Past Due	Past Due
	Past Due	Past Due	90 Days or	90 Days or
	30-59	60-89	More-Still	More-	Total Past	Total	Total	Nonaccrual
	Days	Days	Accruing	Nonaccrual	Due	Current	Loans	Loans
	(Dollars in thousands)
Originated portfolio:
Commercial real estate	$368	$136	$-	$2,522	$3,026	$275,724	$278,750	$2,643
Commercial and industrial	247	-	-	16	263	224,069	224,332	16
SBA	2,128	354	-	1,614	4,096	59,557	63,653	2,172
Residential real estate	1,504	1,143	-	1,138	3,785	68,241	72,026	2,317
Consumer	26	38	-	158	222	2,344	2,566	236
Total originated portfolio	4,273	1,671	-	5,448	11,392	629,935	641,327	7,384
Purchased portfolio:
Commercial real estate	5,651	648	-	2,291	8,590	296,253	304,843	4,795
Commercial and industrial	-	-	-	138	138	619	757	369
Residential real estate	430	-	-	202	632	14,094	14,726	202
Total purchased portfolio	6,081	648	-	2,631	9,360	310,966	320,326	5,366
Total loans	$10,354	$2,319	$-	$8,079	$20,752	$940,901	$961,653	$12,750

	June 30, 2018
			Past Due	Past Due
	Past Due	Past Due	90 Days or	90 Days or
	30-59	60-89	More-Still	More-	Total Past	Total	Total	Nonaccrual
	Days	Days	Accruing	Nonaccrual	Due	Current	Loans	Loans
	(Dollars in thousands)
Originated portfolio:
Commercial real estate	$27	$210	$-	$98	$335	$249,093	$249,428	$1,428
Commercial and industrial	-	-	-	32	32	181,768	181,800	34
SBA	-	-	-	831	831	59,325	60,156	1,405
Residential real estate	493	181	-	1,355	2,029	84,173	86,202	3,212
Consumer	77	82	-	19	178	3,066	3,244	134
Total originated portfolio	597	473	-	2,335	3,405	577,425	580,830	6,213
Purchased portfolio:
Commercial real estate	659	274	-	3,086	4,019	272,032	276,051	5,180
Commercial and industrial	17	-	-	91	108	887	995	363
Residential real estate	-	-	-	202	202	13,724	13,926	202
Total purchased portfolio	676	274	-	3,379	4,329	286,643	290,972	5,745
Total loans	$1,273	$747	$-	$5,714	$7,734	$864,068	$871,802	$11,958

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

The following table sets forth activity in the Company’s allowance for loan losses.

	Three Months Ended March 31, 2019
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	SBA	Total
	(Dollars in thousands)
Beginning balance	$585	$1,551	$874	$16	$599	$1,683	$5,308
Provision (credit)	(38)	287	(166)	18	38	275	414
Recoveries	12	-	2	3	-	-	17
Charge-offs	(68)	-	0	(13)	-	-	(81)
Ending balance	$491	$1,838	$710	$24	$637	$1,958	$5,658

	Three Months Ended March 31, 2018
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	SBA	Total
	(Dollars in thousands)
Beginning balance	$573	$1,312	$561	$50	$520	$1,339	$4,355
Provision (credit)	33	156	(154)	(1)	169	161	364
Recoveries	2	-	2	3	-	-	7
Charge-offs	(28)	-	-	(7)	-	-	(35)
Ending balance	$580	$1,468	$409	$45	$689	$1,500	$4,691

	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	SBA	Total
	(Dollars in thousands)
Beginning balance	$605	$1,414	$620	$39	$587	$1,542	$4,807
Provision (credit)	101	417	81	(18)	50	416	1,047
Recoveries	15	7	11	24	-	-	57
Charge-offs	(230)	-	(2)	(21)	-	-	(253)
Ending balance	$491	$1,838	$710	$24	$637	$1,958	$5,658

	Nine Months Ended March 31, 2018
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	SBA	Total
	(Dollars in thousands)
Beginning balance	$472	$1,219	$394	$53	$303	$1,224	$3,665
Provision (credit)	251	249	(10)	4	386	276	1,156
Recoveries	10	-	25	34	-	-	69
Charge-offs	(153)	-	-	(46)	-	-	(199)
Ending balance	$580	$1,468	$409	$45	$689	$1,500	$4,691

The following table sets forth information regarding the allowance for loan losses by portfolio segment and impairment methodology.

	March 31, 2019
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	SBA	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$184	$129	$4	$7	$-	$341	$665
Collectively evaluated	307	1,709	706	17	-	1,617	4,356
ASC 310-30	-	-	-	-	637	-	637
Total	$491	$1,838	$710	$24	$637	$1,958	$5,658

Loans:
Individually evaluated	$4,546	$3,765	$6,916	$286	$-	$4,019	$19,532
Collectively evaluated	67,480	274,985	217,416	2,280	-	59,634	621,795
ASC 310-30	-	-	-	-	320,326	-	320,326
Total	$72,026	$278,750	$224,332	$2,566	$320,326	$63,653	$961,653

	June 30, 2018
	Residential	Commercial	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Purchased	SBA	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated	$322	$139	$8	$6	$-	$112	$587
Collectively evaluated	283	1,275	612	33	-	1,430	3,633
ASC 310-30	-	-	-	-	587	-	587
Total	$605	$1,414	$620	$39	$587	$1,542	$4,807

Loans:
Individually evaluated	$5,682	$2,687	$33	$292	$-	$3,170	$11,864
Collectively evaluated	80,520	246,741	181,767	2,952	-	56,986	568,966
ASC 310-30	-	-	-	-	290,972	-	290,972
Total	$86,202	$249,428	$181,800	$3,244	$290,972	$60,156	$871,802

The following table sets forth information regarding impaired loans. Loans accounted for under ASC 310-30 that have performed based on cash flow and accretable yield expectations determined at date of acquisition are not considered impaired assets and have been excluded from the tables below.

	March 31, 2019			June 30, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Commercial real estate	$2,707	$2,697	$-	$1,445	$1,438	$-
Commercial and industrial	13	13	-	-	-	-
SBA	2,272	2,272	-	2,597	2,597	-
Residential real estate	2,688	2,669	-	3,162	3,154	-
Consumer	264	288	-	271	296	-
Purchased:
Commercial real estate	7,949	10,545	-	6,601	9,330	-
Commercial and industrial	79	157	-	108	186	-
Residential real estate	202	217	-	202	217	-
Total	16,174	18,858	-	14,386	17,218	-

Impaired loans with a valuation allowance:
Originated:
Commercial real estate	1,058	1,050	129	1,242	1,234	139
Commercial and industrial	6,903	6,904	4	33	33	8
SBA	1,747	1,747	340	573	573	112
Residential real estate	1,858	1,843	185	2,520	2,497	322
Consumer	22	23	7	21	22	6
Purchased:
Commercial real estate	3,411	3,817	245	4,748	5,362	280
Commercial and industrial	383	443	338	349	407	307
Total	15,382	15,827	1,248	9,486	10,128	1,174
Total impaired loans	$31,556	$34,685	$1,248	$23,872	$27,346	$1,174

The following tables set forth information regarding interest income recognized on impaired loans.

	Three Months Ended March 31,
	2019		2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$2,735	$2	$3,567	$11
Commercial real estate	2,538	(2)	2,887	86
Commercial and industrial	13	-	-	-
Consumer	258	(2)	270	2
SBA	2,096	11	1,746	1
Purchased:
Residential real estate	202	-	54	-
Commercial real estate	7,203	83	9,717	21
Commercial and industrial	82	-	22	-
Total	15,127	92	18,263	121

Impaired loans with a valuation allowance:
Originated:
Residential real estate	1,966	10	2,427	60
Commercial real estate	1,062	16	1,369	14
Commercial and industrial	3,466	137	38	-
Consumer	20	-	38	-
SBA	1,735	(15)	759	8
Purchased:
Residential real estate	-	-	166	-
Commercial real estate	3,499	51	4,756	84
Commercial and industrial	394	-	359	-
Total	12,142	199	9,912	166
Total impaired loans	$27,269	$291	$28,175	$287

	Nine Months Ended March 31,
	2019		2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Impaired loans without a valuation allowance:
Originated:
Residential real estate	$2,833	$33	$3,830	$85
Commercial real estate	2,113	(2)	2,140	180
Commercial and industrial	14	-	-	-
Consumer	265	1	271	15
SBA	2,009	100	1,798	40
Purchased:
Residential real estate	202	-	561	-
Commercial real estate	6,929	210	9,292	203
Commercial and industrial	86	-	26	-
Total	14,451	342	17,918	523

Impaired loans with a valuation allowance:
Originated:
Residential real estate	2,013	64	2,020	123
Commercial real estate	1,134	57	1,382	63
Commercial and industrial	2,320	137	31	3
Consumer	34	-	37	2
SBA	1,739	(8)	790	11
Purchased:
Residential real estate	-	-	83	1
Commercial real estate	3,800	106	4,145	149
Commercial and industrial	381	1	227	3
Total	11,421	357	8,715	355
Total impaired loans	$25,872	$699	$26,633	$878

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

The following tables present the Company’s loans by risk rating.

	March 31, 2019
	Commercial	Commercial			Purchased
	Real Estate	and Industrial	SBA	Residential(1)	Portfolio	Total
	(Dollars in thousands)
Loans rated 1- 6	$274,791	$217,162	$56,188	$14,434	$311,716	$874,291
Loans rated 7	1,237	6,902	5,244	37	2,943	16,363
Loans rated 8	2,722	268	2,221	711	5,667	11,589
Loans rated 9	-	-	-	-	-	-
Loans rated 10	-	-	-	-	-	-
Total	$278,750	$224,332	$63,653	$15,182	$320,326	$902,243

	June 30, 2018
	Commercial	Commercial			Purchased
	Real Estate	and Industrial	SBA	Residential(1)	Portfolio	Total
	(Dollars in thousands)
Loans rated 1- 6	$246,107	$181,515	$54,730	$13,403	$279,111	$774,866
Loans rated 7	1,821	-	3,882	100	5,899	11,702
Loans rated 8	1,500	285	1,544	823	5,962	10,114
Loans rated 9	-	-	-	-	-	-
Loans rated 10	-	-	-	-	-	-
Total	$249,428	$181,800	$60,156	$14,326	$290,972	$796,682

(1)	Certain of the Company’s loans made for commercial purposes, but secured by residential collateral, are rated under the Company’s risk-rating system.

Troubled Debt Restructurings

The following table shows the Company’s post-modification balance of TDRs by type of modification.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2019		2018		2019		2018
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
Extended maturity	2	$174	1	$16	4	$194	2	$34
Adjusted interest rate	-	-	-	-	-	-	1	15
Rate and maturity	-	-	-	-	4	170	3	2,263
Principal deferment	-	-	4	2,418	-	-	7	3,356
Court ordered concession	-	-	1	94	-	-	1	94
	2	$174	6	$2,528	8	$364	14	$5,762

The following table shows loans modified in a TDR and the change in the recorded investment subsequent to the modifications occurring.

	Three Months Ended March 31,
	2019			2018
		Recorded	Recorded		Recorded	Recorded
	Number of	Investment	Investment	Number of	Investment	Investment
	Contracts	Pre-Modification	Post-Modification	Contracts	Pre-Modification	Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	-	$-	$-	2	$577	$577
Commercial real estate	2	174	174	3	1,224	1,230
Commercial and industrial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total originated portfolio	2	174	174	5	1,801	1,807

Purchased portfolio:
Residential real estate	-	-	-	-	-	-
Commercial real estate	-	-	-	1	696	721
Commercial and industrial	-	-	-	-	-	-
Total purchased portfolio	-	-	-	1	696	721
Total	2	$174	$174	6	$2,497	$2,528

	Nine Months Ended March 31,
	2019			2018
		Recorded	Recorded		Recorded	Recorded
	Number of	Investment	Investment	Number of	Investment	Investment
	Contracts	Pre-Modification	Post-Modification	Contracts	Pre-Modification	Post-Modification
	(Dollars in thousands)
Originated portfolio:
Residential real estate	3	$170	$170	5	$624	$625
Commercial real estate	2	174	174	5	3,303	3,370
Commercial and industrial	-	-	-	1	655	655
Consumer	-	-	-	-	-	-
Total originated portfolio	5	344	344	11	4,582	4,650

Purchased portfolio:
Residential real estate	-	-	-	-	-	-
Commercial real estate	-	-	-	2	820	844
Commercial and industrial	3	20	20	1	268	268
Total purchased portfolio	3	20	20	3	1,088	1,112
Total	8	$364	$364	14	$5,670	$5,762

The Company considers TDRs past due 90 days or more to be in payment default. Two loans modified in a TDR in the last twelve months totaling $1.5 million defaulted during both the three and nine months ended March 31, 2019. As of March 31, 2019, there were no further commitments to lend to borrowers associated with loans modified in a TDR.

ASC 310-30 Loans

The following tables present a summary of loans accounted for under ASC 310-30 that were acquired by the Company during the period indicated.

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(Dollars in thousands)
Contractually required payments receivable	$5,491	$51,602
Nonaccretable difference	(25)	(841)
Cash flows expected to be collected	5,466	50,761
Accretable yield	(862)	(17,740)
Fair value of loans acquired	$4,604	$33,021

	Nine Months Ended March 31, 2019	Nine Months Ended March 31, 2018
	(Dollars in thousands)
Contractually required payments receivable	$127,059	$106,922
Nonaccretable difference	(1,074)	(2,665)
Cash flows expected to be collected	125,985	104,257
Accretable yield	(37,244)	(32,783)
Fair value of loans acquired	$88,741	$71,474

Certain loans accounted for under ASC 310-30 that were acquired by the Company are not accounted for using the income recognition model because the Company cannot reasonably estimate cash flows expected to be collected. These loans when acquired are placed on nonaccrual. The carrying amounts of such loans are as follows.

	As of and for the Three Months Ended March 31, 2019	As of and for the Nine Months Ended March 31, 2019
	(Dollars in thousands)
Loans acquired during the period	$-	$-
Loans at end of period	4,950	4,950

The following tables summarize the activity in the accretable yield for loans accounted for under ASC 310-30.

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(Dollars in thousands)
Beginning balance	$152,835	$124,903
Acquisitions	862	17,740
Accretion	(6,017)	(4,476)
Reclassifications from non-accretable difference to accretable yield	256	790
Disposals and other changes	(4,848)	(7,750)
Ending balance	$143,088	$131,207

	Nine Months Ended March 31, 2019	Nine Months Ended March 31, 2018
	(Dollars in thousands)
Beginning balance	$138,178	$131,197
Acquisitions	37,244	32,783
Accretion	(17,198)	(13,145)
Reclassifications from non-accretable difference to accretable yield	1,244	5,313
Disposals and other changes	(16,380)	(24,941)
Ending balance	$143,088	$131,207

The following table provides information related to the unpaid principal balance and carrying amounts of ASC 310-30 loans.

	March 31, 2019	June 30, 2018
	(Dollars in thousands)
Unpaid principal balance	$347,432	$318,876
Carrying amount	313,886	284,317

5. Transfers and Servicing of Financial Assets

The Company sells loans in the secondary market and for certain loans, retains the servicing responsibility. Consideration for the sale includes the cash received as well as the related servicing rights asset. The Company receives fees for the services provided.

Capitalized servicing rights as of March 31, 2019 and June 30, 2018 totaled $2.9 million and $3.0 million, respectively, and are classified as loan servicing rights, net, on the consolidated balance sheets.

Mortgage loans sold during the three months ended March 31, 2019 totaled $7.8 million, compared to $16.4 million during the three months ended March 31, 2018. Mortgage loans sold during the nine months ended March 31, 2019 totaled $28.7 million, compared to $53.1 million during the nine months ended March 31, 2018. Mortgage loans serviced for others totaled $7.3 million at March 31, 2019 and $8.7 million at June 30, 2018. Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $22.9 million and $32.2 million at March 31, 2019 and June 30, 2018, respectively.

SBA loans sold during the three months ended March 31, 2019 totaled $6.7 million, compared to $5.8 million during the three months ended March 31, 2018. SBA loans sold during the nine months ended March 31, 2019 totaled $31.8 million, compared to $18.4 million during the nine months ended March 31, 2018. SBA loans serviced for others totaled $172.6 million at March 31, 2019 and $162.0 million at June 30, 2018.

Mortgage and SBA loans serviced for others are accounted for as sales and therefore are not included on the accompanying consolidated balance sheets. The risks inherent in mortgage servicing assets and SBA servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.

Contractually specified servicing fees were $185 thousand and $196 thousand for the three months ended March 31, 2019 and 2018, respectively, and were included as a component of loan-related fees within noninterest income. Contractually specified servicing fees were $533 thousand and $693 thousand for the nine months ended March 31, 2019 and 2018, respectively.

The significant assumptions used in the valuation of the servicing rights as of March 31, 2019 included a range of discount rates from 7.2% to 21.4% and a weighted average prepayment speed assumption of 13.5%.

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

	Three months Ended March 31,		Nine months Ended March 31,
	2019	2018	2019	2018
	(In thousands, except share and per share data)

Net income	$4,828	$3,932	$14,487	$11,822

Weighted average shares used in calculation of basic EPS	9,044,230	8,927,544	9,029,409	8,897,633
Incremental shares from assumed exercise of dilutive securities	153,847	215,633	164,937	235,882
Weighted average shares used in calculation of diluted EPS	9,198,077	9,143,177	9,194,346	9,133,515

Basic earnings per common share	$0.53	$0.44	$1.60	$1.33
Diluted earnings per common share	$0.52	$0.43	$1.58	$1.29

For the three and nine months ended March 31, 2019 and 2018, no stock options were excluded from the calculation of diluted EPS.

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

The Company currently holds derivative instruments that contain credit-risk related features that are in a net liability position, which may require that collateral be assigned to dealer banks. At March 31, 2019, the Company had posted cash collateral totaling $2.1 million with dealer banks related to derivative instruments in a net liability position.

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

Information pertaining to outstanding interest rate caps and swap agreements used to hedge variable rate debt is as follows.

March 31, 2019
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Loss	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$5,000	July 2013	July 2033	3 Mo. LIBOR	2.60%	3.38%	n/a	$(567)	$(567)	Other Liabilities
5,000	July 2013	July 2028	3 Mo. LIBOR	2.60%	3.23%	n/a	(371)	(371)	Other Liabilities
5,000	July 2013	July 2023	3 Mo. LIBOR	2.60%	2.77%	n/a	(107)	(107)	Other Liabilities
Forward-starting interest rate swaps:
6,000	February 2018	September 2029	3 Mo. LIBOR	5.50%	5.88%	n/a	(380)	(380)	Other Liabilities
10,000	February 2018	February 2030	3 Mo. LIBOR	4.49%	4.98%	n/a	(626)	(626)	Other Liabilities
Interest rate caps:
6,000	October 2014	September 2019	3 Mo. LIBOR	n/a	n/a	2.50%	(19)	3	Other Assets
10,000	March 2015	February 2020	3 Mo. LIBOR	n/a	n/a	2.50%	(63)	9	Other Assets
$47,000							$(2,133)	$(2,039)

June 30, 2018
Notional Amount	Inception Date	Termination Date	Index	Receive Rate	Pay Rate	Strike Rate	Unrealized Loss	Fair Value	Balance Sheet Location
(Dollars in thousands)
Interest rate swaps:
$5,000	July 2013	July 2033	3 Mo. LIBOR	2.05%	3.38%	n/a	$(293)	$(293)	Other Liabilities
5,000	July 2013	July 2028	3 Mo. LIBOR	2.05%	3.23%	n/a	(154)	(154)	Other Liabilities
5,000	July 2013	July 2023	3 Mo. LIBOR	2.05%	2.77%	n/a	15	15	Other Assets
Forward-starting interest rate swaps:
6,000	February 2018	September 2029	3 Mo. LIBOR	5.14%	5.88%	n/a	(81)	(81)	Other Liabilities
10,000	February 2018	February 2030	3 Mo. LIBOR	4.23%	4.98%	n/a	(140)	(140)	Other Liabilities
Interest rate caps:
6,000	October 2014	September 2019	3 Mo. LIBOR	n/a	n/a	2.50%	(91)	15	Other Assets
10,000	March 2015	February 2020	3 Mo. LIBOR	n/a	n/a	2.50%	(83)	49	Other Assets
$47,000							$(827)	$(589)

During the three and nine months ended March 31, 2019 and 2018, no interest rate cap or swap agreements were terminated prior to maturity. Changes in the fair value of interest rate caps and swaps designated as hedging instruments of the variability of cash flows associated with variable rate debt are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the debt affects earnings. Risk management results for the three and nine months ended March 31, 2019 and 2018 related to the balance sheet hedging of variable rate debt indicates that the hedges were effective.

8. Other Comprehensive Income

The components of other comprehensive income are as follows:

	Three Months Ended March 31,
	2019			2018
	Pre-tax	Tax Expense	After-tax	Pre-tax	Tax Expense	After-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
	(Dollars in thousands)
Change in net unrealized loss on available-for-sale debt securities	$365	$99	$266	$(431)	$(116)	$(315)

Change in accumulated loss on effective cash flow hedges	(830)	(223)	(607)	179	48	131
Reclassification adjustment for losses included in net income	40	11	29	26	8	18
Total derivatives and hedging activities	(790)	(212)	(578)	205	56	149
Total other comprehensive loss	$(425)	$(113)	$(312)	$(226)	$(60)	$(166)

	Nine Months Ended March 31,
	2019			2018
	Pre-tax	Tax Expense	After-tax	Pre-tax	Tax Expense	After-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
	(Dollars in thousands)
Change in net unrealized gain or loss on available-for-sale securities	$925	$251	$674	$(605)	$(140)	$(465)

Change in accumulated loss on effective cash flow hedges	(1,453)	(393)	(1,060)	362	82	280
Reclassification adjustment for losses included in net income	147	40	107	73	18	55
Total derivatives and hedging activities	(1,306)	(353)	(953)	435	100	335
Total other comprehensive income	$(381)	$(102)	$(279)	$(170)	$(40)	$(130)

Accumulated other comprehensive loss is comprised of the following:

	March 31, 2019	June 30, 2018
	(Dollars in thousands)
Unrealized loss on available-for-sale securities	$(412)	$(1,584)
Tax effect	110	428
After tax amount	(302)	(1,156)
Unrealized loss on cash flow hedges	(2,133)	(827)
Tax effect	575	222
After tax amount	(1,558)	(605)
Accumulated other comprehensive loss	$(1,860)	$(1,761)

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

Financial instruments with contract amounts which represent credit risk are as follows:

	March 31, 2019	June 30, 2018
	(Dollars in thousands)
Commitments to grant loans	$17,672	$20,431
Unfunded commitments under lines of credit	33,338	29,478
Standby letters of credit	2,383	3,183

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The Company has recorded an allowance for possible losses on commitments and unfunded loans totaling $52 thousand recorded in other liabilities at both March 31, 2019 and June 30, 2018.

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

Loans held for sale - The fair value of loans held for sale is estimated based on bid quotations received from loan dealers.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	March 31, 2019
	Total	Level 1	Level 2	Level 3
Assets	(Dollars in thousands)
Available-for-sale debt securities:
U.S. Government agency securities	$57,126	$-	$57,126	$-
Agency mortgage-backed securities	19,812	-	19,812	-
Equity investments measured at net asset value(1)	6,819	-	-	-
Other assets – interest rate caps	12	-	12	-
Liabilities
Other liabilities – interest rate swaps	$2,051	$-	$2,051	$-

	June 30, 2018
	Total	Level 1	Level 2	Level 3
Assets	(Dollars in thousands)
Available-for-sale debt securities:
U.S. Government agency securities	$56,887	$-	$56,887	$-
Agency mortgage-backed securities	24,181	-	24,181	-
Equity investments measured at net asset value(1)	6,619	-	-	-
Other assets – interest rate caps	64	-	64	-
Other assets – interest rate swaps	15	-	15	-
Liabilities
Other liabilities – interest rate swap	$668	$-	$668	$-

(1)

In accordance with ASU 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amount presented in the table are intended to permit reconciliation of the fair value amount to the consolidated financial statements.

Assets measured at fair value on a nonrecurring basis are summarized below.

	March 31, 2019
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$1,802	$-	$-	$1,802
Real estate owned and other repossessed collateral	2,014	-	-	2,014
Servicing rights, net	2,943	-	-	2,943

	June 30, 2018
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral dependent impaired loans	$1,917	$-	$-	$1,917
Real estate owned and other repossessed collateral	2,233	-	-	2,233
Servicing rights, net	2,970	-	-	2,970

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a nonrecurring basis at the dates indicated.

	Fair Value
	March 31, 2019	June 30, 2018	Valuation Technique
	(Dollars in thousands)
Collateral dependent impaired loans	$1,802	$1,917	Appraisal of collateral(1)
Real estate owned and other repossessed collateral	2,014	2,223	Appraisal of collateral(1)
Servicing rights, net	2,943	2,970	Discounted cash flow(2)

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

(2) Fair value is determined using a discounted cash flow model. The unobservable inputs include anticipated rate of loan prepayments and discount rates. The range of prepayment assumptions used was 1.7% to 18.9%. For discount rates, the range was 7.2% to 21.4%.

The table below summarizes the total gains (losses) on assets measured at fair value on a non-recurring basis for the three and nine months ended March 31, 2019 and 2018.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
	(In thousands)
Collateral dependent impaired loans	$(3)	$(163)	$(281)	$(657)
Real estate owned and other repossessed collateral	-	-	(64)	45
Loan servicing rights	94	(140)	(44)	(30)
Total	$91	$(303)	$(389)	$(642)

The following table presents the estimated fair value of the Company's financial instruments.

	Carrying	Fair Value Measurements at March 31, 2019
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$152,853	$152,853	$152,853	$-	$-
Available-for-sale debt securities	76,938	76,938	-	76,938	-
Equity investments measured at net asset value(1)	6,819	6,819	-	-	-
Federal Home Loan Bank stock	1,258	1,258	-	1,258	-
Loans held for sale	1,276	1,276	-	1,276	-
Loans, net	955,995	954,975	-	-	954,975
Accrued interest receivable	3,320	3,320	-	3,320	-
Interest rate caps	12	12	-	12	-

Financial liabilities:
Deposits	1,016,624	1,016,348	-	1,016,348	-
Federal Home Loan Bank advances	15,000	15,001	-	15,001	-
Capital lease obligation	395	400	-	400	-
Subordinated debt	24,217	27,330	-	-	27,330
Interest rate swaps	2,051	2,051	-	2,051	-

	Carrying	Fair Value Measurements at June 30, 2018
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$157,402	$157,402	$157,402	$-	$-
Available-for-sale debt securities	81,068	81,068	-	81,068	-
Equity investments measured at net asset value(1)	6,619	6,619	-	-	-
Federal Home Loan Bank stock	1,652	1,652	-	1,652	-
Loans held for sale	7,155	7,155	-	7,155	-
Loans, net	866,995	868,730	-	-	868,730
Accrued interest receivable	2,528	2,528	-	2,528	-
Interest rate caps	64	64	-	64	-
Interest rate swaps	15	15		15

Financial liabilities:
Deposits	954,940	953,216	-	953,216	-
Federal Home Loan Bank advances	15,000	15,000	-	15,000	-
Capital lease obligation	605	619	-	619	-
Subordinated debt	23,958	25,961	-	-	25,961
Interest rate swaps	668	668	-	668	-

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

In connection with the transaction, as part of the regulatory approval process, the Company and the Bank made certain commitments to the Federal Reserve, the most significant of which are (i) to maintain a Tier 1 leverage ratio of at least 10%, (ii) to maintain a total risk-based capital ratio of at least 15%, (iii) to limit purchased loans to 40% of total loans, (iv) to fund 100% of the Company’s loans with core deposits (defined as non-maturity deposits and non-brokered insured time deposits), and (v) to hold commercial real estate loans (including owner-occupied commercial real estate) to within 300% of total risk-based capital. On June 28, 2013, the Federal Reserve approved the amendment to exclude owner-occupied commercial real estate loans from the commitment to hold commercial real estate loans to within 300% of total risk-based capital. The Company and the Bank are currently in compliance with all commitments to the Federal Reserve. The Company’s compliance ratios at March 31, 2019 follow:

Condition	Ratios as of March 31, 2019
(i) Tier 1 leverage capital ratio	13.58%
(ii) Total capital ratio	19.33%
(iii) Ratio of purchased loans to total loans, including loans held for sale	33.27%
(iv) Ratio of loans to core deposits (1)	94.19%
(v) Ratio of non-owner occupied commercial real estate loans to total capital (2)	251.02%

(1) Core deposits include all non-maturity deposits and non-brokered insured time deposits.

(2) For purposes of calculating this ratio, commercial real estate includes all non-owner occupied commercial real estate loans defined as such by regulatory guidance, including all land development and construction loans.

On January 7, 2019, the Company announced the Reorganization. If the Reorganization is completed, these commitments to the FRB will no longer be applicable. The Bank intends to replace these commitments with standards relating to its capital levels and asset portfolio composition, which will be incorporated into its policies and procedures, and compliance with FDIC policy on commercial real estate concentration risk.

As a result of the Reorganization, the Bank intends to incorporate the following standards into its policies and procedures:

●	Maintain a Tier 1 leverage ratio of at least 10%, which is unchanged from the requirement in the commitments to the FRB;
●	Maintain a Total capital ratio of at least 13.5% (as opposed to 15%);
●	Limit purchased loans to 60% of total loans (as opposed to 40%);
●	Maintain a ratio of the Bank’s loans to core deposits of not more than 125% (as opposed to 100%); and
●	Hold commercial real estate loans (excluding owner-occupied commercial real estate) to within 500% of Total capital (as opposed to 300%).

These newly established standards are designed to help ensure the Bank will continue to operate in a safe and sound manner, but may permit more growth in the Bank’s loan portfolio as compared to operating under the existing commitments. The Maine Bureau of Financial Institutions’ order approving FHB Formation LLC’s acquisition of the Company in December of 2010 requires the Bank to maintain a Tier 1 leverage ratio of not less than 8.5% and a Total capital ratio of not less than 13.5%. These conditions will continue to apply to the Bank whether or not the Reorganization is completed.

On March 11, 2019, the Company announced that the Bank received approval from the FDIC for the Reorganization. The Reorganization remains subject to various closing conditions including, among others, (i) approval by the holders of the outstanding shares of the Company’s capital stock entitled to vote on the Reorganization, (ii) receipt of all remaining required regulatory approvals, including approval of the Bank’s stock issuance and amended and restated articles of incorporation and bylaws by the Maine Bureau of Financial Institutions, and (iii) approval for listing on NASDAQ of the Bank’s voting common stock.

As of March 31, 2019, the Company, on a consolidated basis, had total assets of $1.2 billion, total deposits of $1.0 billion, and shareholders’ equity of $153.2 million. The Company gathers retail deposits through its banking offices in Maine and the Bank's online affinity deposit program, ableBanking; originates loans through the Bank’s Community Banking Division; originates Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”) loans through the Bank’s SBA Division; and purchases and originates commercial loans through the Bank’s Loan Acquisition and Servicing Group (“LASG”). The Community Banking Division, with ten full-service branches, operates from the Bank’s headquarters in Lewiston, Maine. LASG, ableBanking, and the SBA Division operate from the Company's offices in Boston, Massachusetts.

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

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. The reader is encouraged to review each of the policies included in Form 10-K for the year ended June 30, 2018 to gain a better understanding of how Northeast’s financial performance is measured and reported. There has been no material change in critical accounting policies during the three and nine months ended March 31, 2019.

Overview

Net income increased by $896 thousand to $4.8 million for the quarter ended March 31, 2019, compared to net income of $3.9 million for the quarter ended March 31, 2018.

Net interest and dividend income before provision for loan losses increased by $1.9 million to $15.0 million for the quarter ended March 31, 2019, compared to $13.1 million for the quarter ended March 31, 2018. The increase was primarily due to higher yields and higher average balances in the loan portfolio. These increases were partially offset by higher funding costs and higher average deposit balances.

Noninterest income decreased by $16 thousand for the quarter ended March 31, 2019, compared to the quarter ended March 31, 2018.

Noninterest expense increased by $777 thousand for the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018, primarily due to an increase in salaries and employee benefits expense. This increase resulted from increases in base salary, stock-based compensation expense, incentive compensation, and a decrease in deferred salaries expense. The increase also resulted from an increase in loan acquisition and collection expense, largely driven by increased loan expenses and collection expenses incurred on the purchased loan payoffs and real estate owned during the quarter.

Income tax expense increased by $160 thousand to $1.9 million, or an effective tax rate of 28.3%, for the quarter ended March 31, 2019, compared to $1.7 million, or an effective tax rate of 30.7%, for the quarter ended March 31, 2018. The increase in income tax expense was due to the increase in pre-tax earnings. The decrease in effective tax rate was primarily due to the decrease in the federal corporate income tax rate to 21.0% for the quarter ended March 31, 2019, as compared to the blended federal corporate income tax rate of 28.0% for the quarter ended March 31, 2018, partially offset by a decrease in excess tax benefits recognized in the current period.

Financial Condition

Overview

As of March 31, 2019, total assets were $1.2 billion, an increase of $73.7 million, or 6.4%, from total assets of $1.2 billion as of June 30, 2018. The principal components of the changes in the balance sheet follow:

1.	The following table highlights the changes in the loan portfolio for the three and nine months ended March 31, 2019:

	Loan Portfolio Changes
	Three Months Ended March 31, 2019
	March 31, 2019 Balance	December 31, 2018 Balance	Change ($)	Change (%)
	(Dollars in thousands)
LASG Purchased	$320,326	$330,643	$(10,317)	(3.12%	)
LASG Originated	478,020	435,817	42,203	9.68%
SBA	63,653	67,282	(3,629)	(5.39%	)
Community Banking	99,654	104,544	(4,890)	(4.68%	)
Total	$961,653	$938,286	$23,367	2.49%

	Nine Months Ended March 31, 2019
	March 31, 2019 Balance	June 30, 2018 Balance	Change ($)	Change (%)
	(Dollars in thousands)
LASG Purchased	$320,326	$290,972	$29,354	10.09%
LASG Originated	478,020	397,363	80,657	20.30%
SBA	63,653	60,156	3,497	5.81%
Community Banking	99,654	123,311	(23,657)	(19.18% )
Total	$961,653	$871,802	$89,851	10.31%

Loans generated by the Bank's LASG for the quarter ended March 31, 2019 totaled $89.1 million, which consisted of $4.6 million of purchased loans, at an average price of 98.5% of unpaid principal balance, and $84.5 million of originated loans. The Bank's SBA Division closed and funded $6.4 million of new loans during the quarter ended March 31, 2019. In addition, the Company sold $6.7 million of the guaranteed portion of SBA loans in the secondary market, of which $4.8 million were originated in the current quarter and $1.9 million were originated in prior quarters. Residential loan production sold in the secondary market totaled $7.8 million for the quarter.

As noted above in the “Business Overview” section, the Company made certain commitments to the Federal Reserve in connection with the merger of FHB with and into the Company in December 2010. The Company’s loan purchase and commercial real estate loan availability under these conditions follow:

Basis for Regulatory Condition	Condition	Availability at March 31, 2019
		(Dollars in millions)
Total Loans	Purchased loans may not exceed 40% of total loans	$108.1
Regulatory Capital	Non-owner occupied commercial real estate loans may not exceed 300% of total capital	90.1

On January 7, 2019, the Company announced the Reorganization. If the Reorganization is completed, these commitments to the FRB will no longer be applicable. The Bank intends to replace these commitments with standards relating to its capital levels and asset portfolio composition, which will be incorporated into its policies and procedures, and compliance with FDIC policy on commercial real estate concentration risk.

As a result of the Reorganization, the Bank intends to incorporate the following standards into its policies and procedures:

●	Maintain a Tier 1 leverage ratio of at least 10%, which is unchanged from the requirement in the commitments to the FRB;

●	Maintain a Total capital ratio of at least 13.5% (as opposed to 15%);

●	Limit purchased loans to 60% of total loans (as opposed to 40%);

●	Maintain a ratio of the Bank’s loans to core deposits of not more than 125% (as opposed to 100%); and

●	Hold commercial real estate loans (excluding owner-occupied commercial real estate) to within 500% of Total capital (as opposed to 300%).

These newly established standards are designed to help ensure the Bank will continue to operate in a safe and sound manner, but may permit more growth in the Bank’s loan portfolio as compared to operating under the existing commitments. The Maine Bureau of Financial Institutions’ order approving FHB Formation LLC’s acquisition of the Company in December of 2010 requires the Bank to maintain a Tier 1 leverage ratio of not less than 8.5% and a Total capital ratio of not less than 13.5%. These conditions will continue to apply to the Bank whether or not the Reorganization is completed.

On March 11, 2019, the Company announced that the Bank received approval from the FDIC for the Reorganization. The Reorganization remains subject to various closing conditions including, among others, (i) approval by the holders of the outstanding shares of the Company’s capital stock entitled to vote on the Reorganization, (ii) receipt of all remaining required regulatory approvals, including approval of the Bank’s stock issuance and amended and restated articles of incorporation and bylaws by the Maine Bureau of Financial Institutions, and (iii) approval for listing on NASDAQ of the Bank’s voting common stock.

An overview of the Bank’s LASG portfolio follows:

	LASG Portfolio
	Three Months Ended March 31,
	2019			2018
	Purchased	Originated	Total LASG	Purchased	Originated	Total LASG
	(Dollars in thousands)
Loans purchased or originated during the period:
Unpaid principal balance	$4,675	$84,546	$89,221	$38,493	$72,894	$111,387
Net investment basis	4,604	84,546	89,150	33,021	72,894	105,915

Loan returns during the period:
Yield	9.49%	7.87%	8.56%	11.29%	6.83%	8.65%
Total Return on Purchased Loans (1)	10.22%	7.87%	8.87%	12.16%	6.83%	9.00%

	Nine Months Ended March 31,
	2019			2018
	Purchased	Originated	Total LASG	Purchased	Originated	Total LASG
	(Dollars in thousands)
Loans purchased or originated during the period:
Unpaid principal balance	$94,423	$219,348	$313,771	$81,016	$157,958	$238,974
Net investment basis	88,741	219,348	308,089	71,474	157,958	229,432

Loan returns during the period:
Yield	9.75%	7.64%	8.54%	11.53%	6.56%	8.60%
Total Return on Purchased Loans (1)	10.00%	7.64%	8.65%	11.82%	6.56%	8.72%

Total loans as of period end:
Unpaid principal balance	$354,655	$478,020	$832,675	$289,852	$381,990	$671,842
Net investment basis	320,326	478,020	798,346	254,700	381,990	636,690

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

Assets

Cash and Due from Banks, Short-Term Investments and Investment Securities

Cash and cash equivalents were $152.9 million as of March 31, 2019, a decrease of $4.5 million, or 2.9%, from $157.4 million at June 30, 2018. The decrease is primarily due to the increase in loans, partially offset by the increase in deposits in the period.

Investment securities totaled $83.8 million as of March 31, 2019, compared to $87.7 million as of June 30, 2018, representing a decrease of $3.9 million, or 4.5%, primarily due to principal payments on mortgage-backed securities. Included in investment securities are securities issued by government agencies and government-sponsored enterprises, as well as an investment of $5.2 million in a Community Reinvestment Act (“CRA”) qualified fund that seeks to invest in securities either issued or guaranteed by the U.S. government or its agencies and an investment of $1.6 million in a CRA qualified fund that primarily invests in the federally guaranteed portion of SBA 7(a) loans. At March 31, 2019, no securities were pledged for outstanding borrowings.

Loans

The Company’s loan portfolio (excluding loans held for sale) by lending division follows:

	March 31, 2019
	Community Banking Division	LASG	SBA Division	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$62,294	$9,732	$-	$72,026	7.49%
Commercial real estate: non-owner occupied	16,517	182,674	23,244	222,435	23.13%
Commercial real estate: owner occupied	9,563	69,996	34,321	113,880	11.84%
Commercial and industrial	8,714	215,618	6,088	230,420	23.96%
Consumer	2,566	-	-	2,566	0.27%
Total originated loans	99,654	478,020	63,653	641,327	66.69%
Purchased loans:
Residential real estate	-	14,726	-	14,726	1.53%
Commercial real estate: non-owner occupied	-	187,930	-	187,930	19.54%
Commercial real estate: owner occupied	-	116,913	-	116,913	12.16%
Commercial and industrial	-	757	-	757	0.08%
Total purchased loans	-	320,326	-	320,326	33.31%
Total loans	$99,654	$798,346	$63,653	$961,653	100.00%

	June 30, 2018
	Community Banking Division	LASG	SBA Division	Total	Percent of Total
	(Dollars in thousands)
Originated loans:
Residential real estate	$79,091	$7,111	$128	$86,330	9.90%
Commercial real estate: non-owner occupied	18,698	137,463	29,488	185,649	21.29%
Commercial real estate: owner occupied	11,351	81,916	24,483	117,750	13.51%
Commercial and industrial	10,927	170,873	6,057	187,857	21.55%
Consumer	3,244	-	-	3,244	0.37%
Total originated loans	123,311	397,363	60,156	580,830	66.62%
Purchased loans:
Residential real estate	-	13,926	-	13,926	1.60%
Commercial real estate: non-owner occupied	-	150,805	-	150,805	17.30%
Commercial real estate: owner occupied	-	125,246	-	125,246	14.37%
Commercial and industrial	-	995	-	995	0.11%
Total purchased loans	-	290,972	-	290,972	33.38%
Total loans	$123,311	$688,335	$60,156	$871,802	100.00%

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

The following table details the Company's nonperforming assets and other credit quality indicators as of March 31, 2019 and June 30, 2018. Management believes that, based on their carrying amounts, nonperforming assets are well secured based on the estimated fair value of underlying collateral.

	Nonperforming Assets at March 31, 2019
	Originated	Purchased	Total
	(Dollars in thousands)
Loans:
Residential real estate	$2,317	$202	$2,519
Commercial real estate	3,336	4,795	8,131
Commercial and industrial	1,495	369	1,864
Consumer	236	-	236
Total nonperforming loans	7,384	5,366	12,750
Real estate owned and other repossessed collateral	31	1,983	2,014
Total nonperforming assets	$7,415	$7,349	$14,764

Ratio of nonperforming loans to total loans			1.33%
Ratio of nonperforming assets to total assets			1.20%
Ratio of loans past due to total loans			2.16%
Nonperforming loans that are current			$2,361
Commercial loans risk rated substandard or worse			$10,677
Troubled debt restructurings:
On accrual status			$11,341
On nonaccrual status			$3,179

	Nonperforming Assets at June 30, 2018
	Originated	Purchased	Total
	(Dollars in thousands)
Loans:
Residential real estate	$3,212	$202	$3,414
Commercial real estate	1,499	5,180	6,679
Commercial and industrial	1,368	363	1,731
Consumer	134	-	134
Total nonperforming loans	6,213	5,745	11,958
Real estate owned and other repossessed collateral	115	2,118	2,233
Total nonperforming assets	$6,328	$7,863	$14,191

Ratio of nonperforming loans to total loans			1.37%
Ratio of nonperforming assets to total assets			1.23%
Ratio of loans past due to total loans			0.89%
Nonperforming loans that are current			$4,897
Commercial loans risk rated substandard or worse			$9,090
Troubled debt restructurings:
On accrual status			$11,915
Nonaccrual status			$3,543

As of March 31, 2019, nonperforming assets totaled $14.8 million, or 1.20% of total assets, as compared to $14.2 million, or 1.23% of total assets, as of June 30, 2018.

OREO decreased by $219 thousand, or 9.8%, to $2.0 million at March 31, 2019, compared to $2.2 million at June 30, 2018. The decrease was primarily the result of the sale of one property during the quarter ended September 30, 2018, partially offset by the addition of one property during the quarter ended March 31, 2019.

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

The Company’s allowance for loan losses amounted to $5.7 million as of March 31, 2019, compared to $4.8 million as of June 30, 2018. The increase in the period is primarily the result of the increase in loan balance, as well as an increase in qualitative factors.

The following table details ratios related to the allowance for loan losses for the periods indicated.

	March 31, 2019	June 30, 2018	March 31, 2018
Allowance for loan losses to nonperforming loans	44.38%	40.20%	34.46%
Allowance for loan losses to total loans	0.59%	0.55%	0.57%
Last twelve months of net-charge offs to average loans	0.04%	0.04%	0.03%

While management believes that it uses the best information available to make its determinations with respect to the allowance, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changing economic conditions, adverse markets for real estate or other factors.

Other Assets

Premises and equipment, net, decreased by $805 thousand, or 12.2%, to $5.8 million at March 31, 2019, compared to $6.6 million at June 30, 2018. The decrease was primarily due to depreciation and amortization.

Intangible assets totaled $542 thousand and $867 thousand at March 31, 2019 and June 30, 2018, respectively. The $325 thousand decrease was the result of amortization during the period.

Servicing rights, net totaled $2.9 million and $3.0 million at March 31, 2019 and June 30, 2018, respectively. The $27 thousand decrease was the result of amortization and the revaluation of the servicing rights performed on a quarterly basis, offset by SBA loans sold during the nine months ended March 31, 2019.

The cash surrender value of the Company’s bank-owned life insurance (“BOLI”) assets increased $328 thousand, or 2.0% to $16.9 million at March 31, 2019, compared to $16.6 million at June 30, 2018. Increases in cash surrender value are recognized in noninterest income and are not subject to income taxes. Borrowing on, or surrendering a policy, may subject the Company to income tax expense on the increase in cash surrender value. For these reasons, management considers BOLI an illiquid asset. BOLI represented 9.2% of the Company’s regulatory total capital at March 31, 2019.

Deposits, FHLBB Advances, Subordinated Debt, Liquidity, and Capital

Deposits

The Company’s principal source of funding is its core deposit accounts. At March 31, 2019, non-maturity accounts and non-brokered insured time deposits represented 99.9% of total deposits.

Total deposits increased by $61.7 million, or 6.5%, from June 30, 2018, attributable primarily to an increase in time deposits of $187.1 million, or 53.1%, as a result of campaigns in the current period, partially offset by decreases in money market accounts of $124.2 million, or 29.5%.

The composition of total deposits at March 31, 2019 and June 30, 2018 is as follows:

	March 31, 2019		June 30, 2018
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Demand deposits	$76,003	7.48%	$72,272	7.57%
NOW accounts	68,197	6.71%	73,347	7.68%
Regular and other savings	36,481	3.59%	36,290	3.80%
Money market deposits	296,720	29.18%	420,886	44.07%
Total non-certificate accounts	477,401	46.96%	602,795	63.12%
Term certificates of $250 thousand or less	538,913	53.01%	352,145	36.88%
Term certificates greater than $250 thousand	310	0.03%	-	0.00%
Total certificate accounts	539,223	53.04%	352,145	36.88%
Total deposits	$1,016,624	100.00%	$954,940	100.00%

FHLBB Advances

Advances from the FHLBB were $15.0 million at both March 31, 2019 and June 30, 2018. As of March 31, 2019, the Company had pledged certain residential real estate loans and commercial real estate loans to secure outstanding advances and provide additional borrowing capacity. As of March 31, 2019, no securities were pledged for outstanding borrowings.

Subordinated Debt

On June 29, 2016, the Company entered into a Subordinated Note Purchase Agreement with certain institutional accredited investors pursuant to which the Company issued subordinated notes equal to $15.1 million in aggregate principal amount with an interest rate of 6.75% fixed-to-floating maturing in 2026 (“subordinated notes”). The subordinated notes, net of issuance costs, totaled $14.8 million and $14.7 million at March 31, 2019 and June 30, 2018, respectively.

The Company had junior subordinated debentures issued to affiliated trusts totaling $9.4 million and $9.2 million at March 31, 2019 and June 30, 2018, respectively. The unpaid principal balance of the junior subordinated debentures totaled $16.5 million at both March 31, 2019 and June 30, 2018.

In connection with the Reorganization, the Company intends to redeem the junior subordinated debentures and the Bank will assume the Company’s obligations under the subordinated notes.

Liquidity

The following table is a summary of unused borrowing capacity of the Company at March 31, 2019, in addition to traditional retail deposit products:

	As of March 31, 2019
	(Dollars in thousands)
Brokered time deposits	$307,541	Subject to policy limitation of 25% of total assets
Federal Home Loan Bank of Boston	37,637	Unused advance capacity subject to eligible and qualified collateral
Other available lines	17,500
Total unused borrowing capacity	$362,678

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

At March 31, 2019, the Company had $427.4 million of immediately accessible liquidity, defined as cash that the Bank reasonably believes could be raised within seven days through collateralized borrowings, brokered deposits or security sales. This position represented 34.7% of total assets. The Company also had $152.9 million of cash and cash equivalents at March 31, 2019.

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

Capital

The unpaid principal balance and carrying amount of junior subordinated debentures totaled $16.5 million and $9.4 million, respectively, as of March 31, 2019. The unpaid principal balance and carrying amount of subordinated debentures totaled $15.1 million and $14.8 million, respectively, as of March 31, 2019. The junior subordinated debentures represents qualifying Tier 1 capital for the Company, up to a maximum of 25% of total Tier 1 capital, and subordinated debentures represents qualifying Tier 2 capital for the Company. At March 31, 2019, the carrying amounts of the junior subordinated debentures, net of the Company’s $496 thousand investment in the affiliated trusts, qualified as Tier 1 capital, and the subordinated debt qualified as Tier 2 capital.

In connection with the Reorganization, the Company intends to redeem the $16.5 million unpaid principal balance of junior subordinated debentures issued by the Company in connection with the issuance of trust preferred securities by its three Delaware statutory trust subsidiaries, and the Bank will assume the Company’s obligations under the $15.1 million unpaid principal balance of 6.75% Fixed-to-Floating Rate Subordinated Notes due July 1, 2026. On a pro forma basis as of March 31, 2019, after giving effect to these transactions, the Bank’s Tier 1 leverage capital ratio and Total capital ratio would have been 12.3% and 17.8%, respectively, and the Bank would be considered “well capitalized” under all regulatory capital definitions and in excess of the proposed standards. In addition, the redemption of the junior subordinated debentures is expected to result in a reduction in net income of approximately $5.2 million, after tax, during the quarter in which the redemption occurs, due to the write-off of the carrying value discount on the debentures that was recognized in connection with the merger of FHB Formation LLC with and into the Company in December 2010.

At March 31, 2019, shareholders’ equity was $153.2 million, an increase of $14.8 million, or 10.7% from June 30, 2018. Book value per outstanding common share was $16.94 at March 31, 2019 and $15.49 at June 30, 2018. Tier 1 capital to total average assets of the Company was 13.6% as of March 31, 2019 and 13.1% at June 30, 2018.

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

	Actual		Minimum Capital Requirements			Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions			Minimum Capital Ratio with Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio		Amount	Ratio		Ratio

March 31, 2019:	(Dollars in thousands)
Common equity tier 1 capital to risk weighted assets:
Company	$154,557	16.23%	$42,841	>	4.5%	N/A		N/A	7.0%
Bank	173,290	18.20%	42,839	>	4.5%	$61,879	>	6.5%	7.0%

Total capital to risk weighted assets:
Company	183,988	19.33%	76,163	>	8.0%	N/A		N/A	10.5%
Bank	179,000	18.80%	76,159	>	8.0%	95,198	>	10.0%	10.5%

Tier 1 capital to risk weighted assets:
Company	163,476	17.17%	57,122	>	6.0%	N/A		N/A	8.5%
Bank	173,290	18.20%	57,119	>	6.0%	76,159	>	8.0%	8.5%

Tier 1 capital to average assets:
Company	163,476	13.58%	48,135	>	4.0%	N/A		N/A	4.0%
Bank	173,290	14.41%	48,114	>	4.0%	60,143	>	5.0%	4.0%

June 30, 2018:
Common equity tier 1 capital to risk weighted assets:
Company	$139,247	16.02%	$39,113	>	4.5%	N/A		N/A	7.0%
Bank	156,856	18.04%	39,120	>	4.5%	$56,506	>	6.5%	7.0%

Total capital to risk weighted assets:
Company	167,567	19.28%	69,535	>	8.0%	N/A		N/A	10.5%
Bank	161,714	18.60%	69,546	>	8.0%	86,933	>	10.0%	10.5%

Tier 1 capital to risk weighted assets:
Company	147,990	17.03%	52,151	>	6.0%	N/A		N/A	8.5%
Bank	156,856	18.04%	52,160	>	6.0%	69,546	>	8.0%	8.5%

Tier 1 capital to average assets:
Company	147,990	13.12%	45,102	>	4.0%	N/A		N/A	4.0%
Bank	156,856	13.92%	45,075	>	4.0%	56,344	>	5.0%	4.0%

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

See Part I. Item I. “Notes to Unaudited Consolidated Financial Statements – Note 9: Commitments and Contingencies” for further discussion.

Results of Operations

General

Net income increased by $896 thousand to $4.8 million for the quarter ended March 31, 2019, compared to net income of $3.9 million for the quarter ended March 31, 2018. The increase in net income was due to the increase in base interest income, partially offset by lower transactional interest income, higher funding costs, and an increase in noninterest expense.

Net Interest Income

Three Months Ended March 31, 2019 and 2018

Net interest and dividend income before provision for loan losses increased by $1.9 million to $15.0 million for the quarter ended March 31, 2019, compared to $13.1 million for the quarter ended March 31, 2018. The increase was primarily due to higher yields and higher average balances in the loan portfolio. These increases were partially offset by higher funding costs and higher average deposit balances.

The following table summarizes interest income and related yields recognized on the loan portfolios:

	Interest Income and Yield on Loans
	Three Months Ended March 31,
	2019			2018
	Average	Interest		Average	Interest
	Balance (1)	Income	Yield	Balance (1)	Income	Yield
	(Dollars in thousands)
Community Banking	$102,850	$1,348	5.32%	$136,824	$1,743	5.17%
SBA	69,247	1,366	8.00%	53,069	1,017	7.77%
LASG:
Originated	437,499	8,490	7.87%	351,271	5,916	6.83%
Purchased	324,414	7,592	9.49%	241,793	6,732	11.29%
Total LASG	761,913	16,082	8.56%	593,064	12,648	8.65%
Total	$934,010	$18,796	8.16%	$782,957	$15,408	7.98%

(1)	Includes loans held for sale.

The components of total income on purchased loans are set forth in the table below entitled “Total Return on Purchased Loans.” When compared to the three months ended March 31, 2018, transactional income for the three months ended March 31, 2019 decreased by $672 thousand, while regularly scheduled interest and accretion increased by $1.6 million due to the increase in average balance. The total return on purchased loans for the three months ended March 31, 2019 was 10.2%.

The following table details the total return on purchased loans:

	Total Return on Purchased Loans
	Three Months Ended March 31,
	2019		2018
	Income	Return (1)	Income	Return (1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$6,228	7.79%	$4,630	7.77%
Transactional income:
Gain on loan sales	582	0.73%	516	0.87%
Gain on sale of real estate owned	-	0.00%	-	0.00%
Other noninterest income	-	0.00%	-	0.00%
Accelerated accretion and loan fees	1,364	1.70%	2,102	3.52%
Total transactional income	1,946	2.43%	2,618	4.39%
Total	$8,174	10.22%	$7,248	12.16%

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

The Company’s interest rate spread increased by 12 basis points to 4.81% and net interest margin increased by 26 basis points to 5.20% for the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018. The increase was principally due to higher average loan balances in the quarter and higher yields, offset by higher deposit rates and average deposit balances.

The following sets forth the average balance sheets, interest income and interest expense, and average yields and costs for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019			2018
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning assets:
Investment securities	$84,318	$444	2.14%	$91,630	$280	1.24%
Loans (1) (2) (3)	934,010	18,796	8.16%	782,957	15,408	7.98%
Federal Home Loan Bank stock	1,332	26	7.92%	1,758	23	5.31%
Short-term investments (4)	152,854	913	2.42%	202,283	772	1.55%
Total interest-earning assets	1,172,514	20,179	6.98%	1,078,628	16,483	6.20%
Cash and due from banks	2,647			3,079
Other non-interest earning assets	28,399			32,332
Total assets	$1,203,560			$1,114,039

Liabilities & Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$68,869	$59	0.35%	$68,716	$49	0.29%
Money market accounts	318,423	1,251	1.59%	428,946	1,437	1.36%
Savings accounts	35,599	14	0.16%	38,369	17	0.18%
Time deposits	501,378	3,123	2.53%	321,271	1,193	1.51%
Total interest-bearing deposits	924,269	4,447	1.95%	857,302	2,696	1.28%
Federal Home Loan Bank advances	15,000	116	3.14%	15,000	118	3.19%
Subordinated debt	24,170	578	9.70%	23,831	525	8.93%
Capital lease obligations	419	5	4.84%	697	10	5.82%
Total interest-bearing liabilities	963,858	5,146	2.17%	896,830	3,349	1.51%

Non-interest bearing liabilities:
Demand deposits and escrow accounts	79,599			78,209
Other liabilities	9,489			7,714
Total liabilities	1,052,946			982,753
Shareholders' equity	150,614			131,286
Total liabilities and shareholders' equity	$1,203,560			$1,114,039

Net interest income		$15,033			$13,134

Interest rate spread			4.81%			4.69%
Net interest margin (5)			5.20%			4.94%

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

	Three Months Ended March 31, 2019 Compared to 2018
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investment securities	$(24)	$188	$164
Loans	3,033	355	3,388
Federal Home Loan Bank stock	(7)	10	3
Short-term investments	(221)	362	141
Total interest-earning assets	2,781	915	3,696

Interest-bearing liabilities:
Interest-bearing deposits	383	1,368	1,751
Federal Home Loan Bank advances	-	(2)	(2)
Subordinated debt	7	46	53
Capital lease obligations	(3)	(2)	(5)
Total interest-bearing liabilities	387	1,410	1,797
Total change in net interest income	$2,394	$(495)	$1,899

Nine Months Ended March 31, 2019 and 2018

Net interest and dividend income before provision for loan losses increased by $6.1 million for the nine months ended March 31, 2019, compared to the nine months ended March 31, 2018. The increase was primarily due to higher average balances and higher rates earned in the loan portfolio. These increases were partially offset by lower transactional income, higher funding costs and higher average deposit balances.

The following table summarizes interest income and related yields recognized on the loan portfolios:

	Interest Income and Yield on Loans
	Nine Months Ended March 31,
	2019			2018
	Average	Interest		Average	Interest
	Balance (1)	Income	Yield	Balance (1)	Income	Yield
	(Dollars in thousands)
Community Banking	$110,566	$4,319	5.20%	$142,873	$5,242	4.89%
SBA	71,309	4,091	7.64%	52,014	2,772	7.10%
LASG:
Originated	418,747	24,031	7.64%	340,014	16,746	6.56%
Purchased	311,780	22,815	9.75%	237,183	20,532	11.53%
Total LASG	730,527	46,846	8.54%	577,197	37,278	8.60%
Total	$912,402	$55,256	8.07%	$772,084	$45,292	7.81%

(1)	Includes loans held for sale.

The following table details the total return on purchased loans. When compared to the nine months ended March 31, 2018, transactional income for the nine months ended March 31, 2019 decreased by $1.8 million, while regularly scheduled interest and accretion increased by $4.1 million due to the increase in average balance.

	Total Return on Purchased Loans
	Nine Months Ended March 31,
	2019		2018
	Income	Return (1)	Income	Return (1)
	(Dollars in thousands)
Regularly scheduled interest and accretion	$17,849	7.63%	$13,709	7.70%
Transactional income:
Gain on loan sales	582	0.25%	516	0.29%
Gain on sale of real estate owned	-	0.00%	-	0.00%
Other noninterest income (expense)	-	0.00%	-	0.00%
Accelerated accretion and loan fees	4,966	2.12%	6,823	3.83%
Total transactional income	5,548	2.37%	7,339	4.12%
Total	$23,397	10.00%	$21,048	11.82%

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

The Company’s interest rate spread increased by five basis points to 4.81% and net interest margin increased by 15 basis points to 5.15% for the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018. The increase was principally due to higher average balances and higher rates earned in the loan portfolio, partially offset by higher deposit rates and average deposit balances, as well as lower transactional income recognized in the nine months ended March 31, 2019.

The following sets forth the average balance sheets, interest income and interest expense, and average yields and costs for the nine months ended March 31, 2019 and 2018.

	Nine Months Ended March 31,
	2019			2018
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning assets:
Investment securities	$85,850	$1,229	1.91%	$93,816	$813	1.15%
Loans (1) (2) (3)	912,402	55,256	8.07%	772,084	45,302	7.82%
Federal Home Loan Bank stock	1,547	74	6.37%	1,852	65	4.68%
Short-term investments (4)	164,841	2,715	2.19%	169,073	1,753	1.38%
Total interest-earning assets	1,164,640	59,274	6.78%	1,036,825	47,933	6.16%
Cash and due from banks	2,606			2,981
Other non-interest earning assets	30,339			31,924
Total assets	$1,197,585			$1,071,730

Liabilities & Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$70,882	$183	0.34%	$69,532	$152	0.29%
Money market accounts	366,326	4,259	1.55%	394,364	3,564	1.20%
Savings accounts	35,592	42	0.16%	37,418	42	0.15%
Time deposits	450,064	7,627	2.26%	312,268	3,243	1.38%
Total interest-bearing deposits	922,864	12,111	1.75%	813,582	7,001	1.15%
Federal Home Loan Bank advances	15,000	359	3.19%	17,594	438	3.32%
Subordinated debt	24,084	1,752	9.69%	23,745	1,550	8.70%
Capital lease obligations	490	19	5.17%	764	31	5.41%
Total interest-bearing liabilities	962,438	14,241	1.97%	855,685	9,020	1.40%

Non-interest bearing liabilities:
Demand deposits and escrow accounts	80,953			80,896
Other liabilities	8,575			7,080
Total liabilities	1,051,966			943,661
Shareholders' equity	145,619			128,069
Total liabilities and shareholders' equity	$1,197,585			$1,071,730

Net interest income (5)		$45,033			$38,913

Interest rate spread			4.81%			4.76%
Net interest margin (6)			5.15%			5.00%

(1) Interest income and yield are stated on a fully tax-equivalent basis using the statutory tax rate.
(2) Includes loans held for sale.
(3) Nonaccrual loans are included in the computation of average, but unpaid interest has not been included for purposes of determining interest income.
(4) Short-term investments include FHLB overnight deposits and other interest-bearing deposits. (5) Includes tax exempt interest income of $10 thousand for the nine months ended March 31, 2018.
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

	Nine Months Ended March 31, 2019 Compared to 2018
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in thousands)
Interest earning assets:
Investment securities	$(74)	$490	$416
Loans	8,458	1,496	9,954
Federal Home Loan Bank stock	(12)	21	9
Short-term investments	(45)	1,007	962
Total interest-earning assets	8,327	3,014	11,341

Interest-bearing liabilities:
Interest-bearing deposits	1,408	3,702	5,110
Federal Home Loan Bank advances	(63)	(16)	(79)
Subordinated debt	22	180	202
Capital lease obligations	(11)	(1)	(12)
Total interest-bearing liabilities	1,356	3,865	5,221
Total change in net interest income	$6,971	$(851)	$6,120

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

Three Months Ended March 31, 2019 and 2018

The provision for loan losses for the three months ended March 31, 2019 and 2018 was $414 thousand and $364 thousand, respectively. The increase in the Company’s provision for loan losses was primarily due to changes in the composition of the loan portfolio.

Nine Months Ended March 31, 2019 and 2018

The provision for loan losses for the nine months ended March 31, 2019 and 2018 was $1.0 million and $1.2 million, respectively. The decrease in the Company’s provision for loan losses was primarily due to changes in the composition of the loan portfolio.

Noninterest Income

Three Months Ended March 31, 2019 and 2018

Noninterest income decreased by $16 thousand for the quarter ended March 31, 2019, compared to the quarter ended March 31, 2018, principally due to the following:

●	A decrease in gain on sale of residential loans of $119 thousand, due to lower volume of residential loans sold in the quarter; and
●	A decrease in fees for other services to customers of $27 thousand, due to lower deposit fees and commercial loan servicing fees; offset by,
●	An increase in gain on sale of other loans of $66 thousand, due to a higher volume of LASG purchased loans sold in the quarter; and
●	An increase in net unrealized gain on equity securities of $65 thousand.

Nine Months Ended March 31, 2019 and 2018

Noninterest income decreased by $103 thousand for the nine months ended March 31, 2019, compared to the nine months ended March 31, 2018, principally due to the following:

●	A decrease in gain on sale of residential loans of $385 thousand, due to lower volume of residential loans sold in the period; and
●

A decrease in fees for other services to customers of $197 thousand, due to lower commercial loan servicing fees as a result of the write-off of servicing assets related to SBA loans that paid off during the period; offset by,

●	An increase in gain on sale of SBA loans of $440 thousand, due to a higher volume of SBA guarantees sold.

Noninterest Expense

Three Months Ended March 31, 2019 and 2018

Noninterest expense increased by $777 thousand for the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018, primarily due to the following:

●

An increase in salaries and employee benefits expense of $453 thousand, primarily due to increases in base salary, stock-based compensation expense, incentive compensation, and a decrease in deferred salaries expense;

●

An increase in loan acquisition and collection expense of $345 thousand, largely driven by increased loan expenses and collection expenses incurred on the purchased loan payoffs and real estate owned during the quarter; and

●	An increase in data processing fees of $208 thousand, primarily due to increased IT outsourcing costs; partially offset by,
●	A decrease in occupancy and equipment of $202 thousand, primarily due to a decrease in equipment repairs and maintenance expense.

Nine Months Ended March 31, 2019 and 2018

Noninterest expense increased by $2.8 million for the nine months ended March 31, 2019, compared to the nine months ended March 31, 2018, primarily due to the following:

●	An increase in salaries and employee benefits expense of $1.2 million, primarily due to increases in incentive compensation and stock-based compensation expense;
●	An increase in data processing fees of $918 thousand, primarily due to increased IT outsourcing costs;
●

An increase in loan acquisition and collection expense of $635 thousand, largely driven by increased loan expenses and collection expenses incurred on purchased loan payoffs, real estate owned and increased SBA and purchased loan activity during the period;

●	An increase in professional fees of $225 thousand, primarily due to increased legal expense related to the anticipated reorganization and other consulting costs; and
●	An increase in other noninterest expense of $380 thousand, primarily due to the quarterly valuation of SBA servicing rights; offset by,
●	A decrease in occupancy and equipment expense of $726 thousand due to lower equipment repairs and maintenance.

Income Taxes

Three Months Ended March 31, 2019 and 2018

Income tax expense increased by $160 thousand to $1.9 million, or an effective tax rate of 28.3%, for the quarter ended March 31, 2019, compared to $1.7 million, or an effective tax rate of 30.7%, for the quarter ended March 31, 2018. The increase in income tax expense was due to the increase in pre-tax earnings. The decrease in effective tax rate was primarily due to the decrease in the federal corporate income tax rate to 21.0% for the quarter ended March 31, 2019, as compared to the blended federal corporate income tax rate of 28.0% for the quarter ended March 31, 2018, offset by a decrease in excess tax benefits recognized in the current period.

Nine Months Ended March 31, 2019 and 2018

Income tax expense increased by $714 thousand to $5.5 million, or an effective tax rate of 27.4%, for the nine months ended March 31, 2019, compared to $4.7 million, or an effective tax rate of 28.6%, the nine months ended March 31, 2018. The increase in expense was due to the increase in earnings. The decrease in the effective tax rate was primarily due to the following:

●

The new federal corporate income tax rate of 21.0% for the nine months ended March 31, 2019, as compared to the blended federal corporate income tax rate of 28.0% for the nine months ended March 31, 2018; and

●	The $498 thousand revaluation of the deferred tax asset as a result of the Tax Cuts and Jobs Act recorded in the nine months ended March 31, 2018; partially offset by,
●

A decrease in the income tax benefit recognized of $990 thousand arising from the treatment of vested restricted stock awards under ASU 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, whereby the tax effects of vested awards or exercised stock options are treated as a discrete item in the reporting period in which they occur.

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

Based on this evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2019.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2019 that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings None.

Item 1A.	Risk Factors Not required for smaller reporting companies.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

(c) There were no purchases made by the Company of its common stock during the three months ended March 31, 2019. The Company’s amended stock repurchase program expired on October 21, 2018.

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
101

The following materials from Northeast Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2019 and June 30, 2018; (ii) Consolidated Statements of Income for the three and nine months ended March 31, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2019 and 2018; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended March 31, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the nine months ended March 31, 2019 and 2018; and (v) Notes to Unaudited Consolidated Financial Statements. *

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2019		NORTHEAST BANCORP

	By:	/s/ Richard Wayne
Richard Wayne
President and Chief Executive Officer

	By:	/s/ Jean-Pierre Lapointe
Jean-Pierre Lapointe
Chief Financial Officer and Treasurer